Form 10-K
period 2007-12-31
1st Century Bancshares, Inc.
filed 2008-03-17
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File No. 333-148302

1st Century Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1169687 (IRS Employer Identification Number)

1875 Century Park East, Suite 1400

Los Angeles, California   90067

(Address of Principal Executive Offices including Zip Code)

(310) 270-9500

(Registrant’s Telephone Number including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	OTC Bulletin Board (OTC BB)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form

10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No  ☒

The aggregate value of the 9,898,884 shares of Common Stock of the registrant issued and outstanding, which excludes 2,155,551 shares held by all directors and executive officers of the registrant as a group, was approximately $54.2 million based on the last closing sales price on a share of Common Stock of $7.00 as of June 30, 2007.

9,913,884 shares of Common Stock of the registrant were outstanding at February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2007

i

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based upon our current expectations and speak only as of the date hereof.  Our actual results may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a decline in economic conditions and increased competition among financial service providers, our ability to attract deposit and loan customers, the quality of 1st Century Bancshares, Inc.’s earning assets, government regulations, and management’s ability to manage our growth.  This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, as well as, certain Current Reports on Forms 8-K, and other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ii

PART I

Item 1 - Business

Overview

1st Century Bancshares, Inc. (“Bancshares”) is registered with the Board of Governors of the Federal Reserve System (“FRB”) as a Bank Holding Company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  Effective December 2007, Bancshares, a Delaware corporation, acquired all of the outstanding stock of 1st Century Bank, N.A., a National Association (the “Bank”), pursuant to a Plan of Reorganization, by and between Bancshares and the Bank.  In connection with the reorganization, the shares of the Bank’s common stock were exchanged for shares of Bancshares common stock on a one-for-one basis.  As a result of the Plan of Reorganization, the Bank became a wholly owned subsidiary of Bancshares, Bancshares became the holding company to the Bank and the shareholders of the Bank became shareholders of Bancshares.

Bancshares and the Bank are collectively referred to herein as “we”, “our”, “us” or “the Company.”

In December 2007, shares of Bancshares’ common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “FCTY”.  Prior to the formation of Bancshares, shares of the Bank’s common stock were quoted on OTCBB under the symbol “FCNA”.  Our common stock is not listed on any exchange including the NASDAQ stock market.  The OTCBB is a regulated quotation service that displays real-time bid and ask prices, last sales prices and volume information in over-the-counter equity securities.  Unlike NASDAQ stock market, however, the OTCBB does not impose listing standards and does not provide automated trade executions.  Any investment in our common stock should be considered a long-term investment in the event that no active trading market for our stock develops.  In addition, the price obtained is unpredictable.

Bancshares’ principal source of income is dividends from the Bank. Bancshares’ operating costs, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, certain professional fees, and shareholder costs will generally be paid from dividends paid to Bancshares by the Bank.

At December 31, 2007, the Company had consolidated assets of $223.9 million, deposits of $161.2 million and shareholders’ equity of $58.6 million.

The Internet address of the Company’s website is “http://www.1stcenturybank.com.” The Company makes available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the Securities and Exchange Commission’s (“SEC”) website.

1st Century Bank, N.A.

The Bank is a full service commercial bank headquartered in the Century City area of Los Angeles, California. The Bank’s primary focus is relationship banking to family and closely held middle market businesses, professional service firms, and high net worth individuals, real estate investors and entrepreneurs. The Bank also provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of our business client base.

The Bank was organized as a national banking association on October 27, 2003 and opened for business on March 1, 2004.

The Bank is based in the heart of West Los Angeles at 1875 Century Park East, Los Angeles, California 90067. Century City was chosen as our headquarters due to the area’s superior economic and business characteristics and prominence as an area of highly successful businesses and business professionals. The Bank’s founders and directors represent over one hundred leading business executives and professionals in many industries with extensive personal contacts, and business, professional and community relationships throughout the Los Angeles area. The Bank’s strategy is to access the network of personal, business and professional relationships of our founders, directors, and initial shareholders by providing banking products and services with a high level of personal service. The Bank’s management team brings together a wealth of experience with complementary skills necessary to build and grow a superior financial institution from these relationships.

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard on the east, the Santa Monica Mountains on the north, the Pacific Ocean on the west and the Los Angeles International Airport on the south.  This is a highly diversified market with most businesses operating in the service industry. Other major employers are government, manufacturing and the retail trade.  No one industry represents over 20% of total employment.  According to the Los Angeles Economic Development Corporation, the average annual wage of the Greater Westside of the Los Angeles area was $55,860 in 2004 exceeding all other regions of Los Angeles County and far exceeding the County average of $45,112. Smaller businesses dominate this market with 64.5% of employers having less than 5 employees.

The micro-economic market of Century City, where the Bank is based, is much more concentrated.  According to the U.S. Department of Commerce, Bureau of the Census data for 2005, there are approximately 2,400 businesses located in Century City’s one square mile area, of which 579 (24.5%) are legal services firms.  Other industries heavily represented in Century City include entertainment, financial services, real estate investment and accounting/business management.

Target Customers

The initial target market for our products and services is those middle market business and professional firms with basic borrowing needs between $250,000 and $5,000,000 and/or with the need for non-credit services, including operating account services and cash management needs. Loans in excess of our borrowing limits to one customer or related entities are participated out to other financial institutions as a way of accommodating customers with higher borrowing needs. Our market territory is characterized by a sizeable number of small businesses in proportion to the number of large employers. Service firms, merchandising, distribution and support industries make up the vast majority of firms and the employment base. Within the professional services markets, we have made loans to and attracted deposits from law firms, medical practices and individual physicians, business management and accounting firms, real estate professionals, managers and investors and other family and closely held corporations. We also supply credit and depository services to meet the personal needs of their principals, families and employees.

We develop business through personalized and direct marketing programs, utilizing experienced banking officers. We rely greatly on our ability to access our investor and founder base, along with referrals from satisfied clients. In addition, we have a very strong commitment to civic, community and business groups important to our client base.

Competition

The banking and financial services business in California generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 - “BUSINESS - Supervision and Regulation.”

Products and Services

The Bank’s goal is to deliver the most responsive and adaptive depository and lending products and services to our clientele.  While the Bank will endeavor to maintain maximum flexibility with regards to structure, pricing and terms, the Bank’s product offerings will be along the following lines:

Loans

•                  Business and personal lines of credit and term loans;

•                  Tenant improvement and equipment financing;

•                  Bridge and/or specific purpose loans;

•                  Commercial, industrial and multi-family real estate lending;

•                  Personal home equity loans and lines of credit; and

•                  Credit cards for business and personal use.

Deposits

•                  Business checking, money market and certificates of deposit;

•                  Personal checking, money market and certificates of deposits;

•                  Attorney-Client trust accounts;

•                  Trust accounts;

•                  Cash management and on-line banking; and

•                  Debit cards

Credit Quality

Our success will largely be dependent on the quality of our loan portfolio.  Accordingly, we seek borrowers with the highest reputation and integrity.  Key objectives of our loan policy are:

•                  Extension of credit based on demonstrated cash flow and a balance sheet sufficient to support the credit;

•                  Development of desirable customer and community relationships based on mutual understanding, respect and integrity;

•                  Prudent monitoring of financial and collateral performance to ensure ongoing relationship viability;

•                  Maintenance of a balanced and profitable loan portfolio, which contributes to our continued growth and profitability;

•                  Aggressive solicitation of all business where the relationship would be mutually rewarding; and

•                  Extension of credit products consistent with all laws and regulations and with a high sense of integrity.

Our Board of Directors (“Board”) establishes lending policies to ensure the above objectives are met.  The Board has intentionally kept approval authorities low to assure a high level of review relative to any credit consideration.  The Board has established two committees with the authority to approve loans, the Bank’s Officers’ Loan Committee (the “Officers’ Loan Committee”) and the Bank’s Directors’ Loan Committee (the “Directors’ Loan Committee”).

The Officers’ Loan Committee consists of two senior officers.  The Executive Vice President/Chief Credit Officer serves as Chairman of the Officers’ Loan Committee and the President/Chief Executive Officer is the other member. The Officers’ Loan Committee has approval authority up to $1,000,000 for any one loan; however, the Officers’ Loan Committee may approve loans up to $2,000,000 if it receives additional approval from either one of two specific Directors’ Loan Committee members.

The Directors’ Loan Committee consists of four outside board members and the Chairman of the Board, and has approval authority up to $5,000,000 for any one loan.

In addition to the Officers’ Loan Committee and the Directors’ Loan Committee, the full Board of Directors has approval authority to approve loans up to the legal lending limit, which was approximately $9.2 million at December 31, 2007.

Loan Review

We recognize that the proper monitoring of loans is essential for evaluating the quality of our loan portfolio and for ensuring that the allowance for loan and lease losses is adequate. We have established a loan grading system consisting of nine different categories (Grades 1 through 4 and 4w, and 5 through 8). Grades 1 through 4 and 4w reflect strong, good and satisfactory risk. Grades 5 through 8 include Special Mention (criticized assets) and the classified assets categories of Substandard, Doubtful, and Loss.

The following describes grades 5 through 8 of our loan grading system:

•

Special Mention – Grade 5. Loan Assets categorized as “Special Mention” have potential weaknesses that deserve Management’s close attention. Borrower and Guarantor’s capacity to meet all financial obligations is marginally adequate or deteriorating;

•

Substandard – Grade 6. Loan Assets classified “Substandard” are inadequately protected by the paying capacity of the Borrower and/or collateral pledged. The Borrower or Guarantor is unwilling or unable to meet loan terms or loan covenants for the foreseeable future;

•

Doubtful – Grade 7. Loan Assets classified as “Doubtful” have all the weakness inherent in one classified as Substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable; and

•

Loss – Grade 8. Loan Assets classified as “Loss” are considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has absolutely no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or whole of a perceived asset even though partial recovery may be collected in the future.

It is the originating officer’s responsibility to grade each credit. However, the grade may be changed as the loan moves through the approval process. All loans that are graded Special Mention or worse require approval by the Officers’ Loan Committee, the Directors’ Loan Committee, and by the full Board of Directors up to their respective approval limits.

To further ensure proper risk grading of loans and administration of the loan portfolio, the Executive Vice President / Chief Risk Management Officer (who reports to the Audit Committee of the Board) performs ongoing reviews of the quality of (i) the current administration of the loans, (ii) loans that require the attention of management, and (iii) the proper risk grade identification. The review assesses credit quality, compliance with internal policies, loan agreement covenants, laws and regulations, and documentation.

Concentrations/Customers

Approximately 40.1% of total loans at December 31, 2007, consisted of real estate loans, including first and junior trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2007, there are 60 loans that have outstanding balances of $1,000,000 or more, which totals approximately $138.8 million or 80.5% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from 208 loans totaling approximately $128.0 million at December 31, 2006 to 199 loans totaling approximately $172.3 million at December 31, 2007, excluding overdrafts. The average balance per loan has increased to $866,000 from $615,000 comparing December 31, 2007 to December 31, 2006.

Correspondent Banks

Correspondent bank deposit accounts are maintained to enable the Bank to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, the rate of economic growth, employment levels, and the impact of future changes in domestic and foreign economic conditions that might have an impact on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.  See Item 1 below - “BUSINESS - Supervision and Regulation.”

Supervision and Regulation

Introduction

We are extensively regulated under both Federal and certain state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance (“FDIC”), and not for the benefit of stockholders.  Consequently, the growth and earnings performance of Bancshares and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the FRB, the Office of the Comptroller of the Currency (“OCC”).

Set forth below is a summary description of the key laws and regulations that relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

Bancshares

As a bank and financial holding company, we are subject to regulation and examination by the FRB under the BHCA.  Accordingly, we are subject to the FRB’s authority to:

•                  require periodic reports and such additional information as the FRB may require.

•	require us to maintain certain levels of capital. See Item I. “Business – Capital Standards - Regulatory Capital Guidelines.”

•

require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

•

terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.

•

regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations.

•

approve acquisitions and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

Non-Banking and Financial Activities

Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any, or acquire shares of companies engaged in, those non-banking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bancshares may engage in these non-banking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval pursuant to its election to become a financial holding company. Pursuant to the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

Securities Registration

Our securities are registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act

We are subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•                  required executive certification of financial presentations;

•                  increased requirements for board audit committees and their members;

•                  enhanced disclosure of controls and procedures and internal control over financial reporting;

•                  enhanced controls on, and reporting of, insider trading; and

•                  increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The Bank

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC.  To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB.  If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice

•	direct an increase in capital

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions

•	enter into informal nonpublic or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action and

•	remove officers and directors and assess civil monetary penalties

•	take possession and close and liquidate the Bank

Various requirements and restrictions under the laws of the State of California and federal banking laws and regulations affect the operations of the Bank.  State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements.  Furthermore, the Bank is required to maintain certain levels of capital.

As a national bank, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and, further, pursuant to GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains  “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA.

In September, 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided for in GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate.  The FRB’s final  Regulation R provides exceptions for networking arrangements with third party broker dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs.  The final rules, which will not be effective until 2009 and  are not expected to have a material effect on the current securities activities which the Bank now conducts for customers.

Federal Home Loan Bank System

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2007, the Bank was in compliance with these requirements.

Dividends and Other Transfers of Funds

Bancshares is a legal entity separate and distinct from the Bank.  Our ability to pay cash dividends is limited by Delaware law.  Dividends from the Bank constitute the principal source of income to Bancshares. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the Federal Prompt Corrective Action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” for a further discussion of restrictions on the Bank’s ability to pay dividends to Bancshares without the approval of the FRB.

Capital Standards

The Federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks that are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions that are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier 1 capital” includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8 percent and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4 percent.

An institution’s risk-based capital, leverage capital and tangible capital ratios together determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.0 percent or more; its core capital to risk-weighted assets ratio is 6.0 percent or more; and its core capital to adjusted total assets ratio is 5.0 percent or more. In addition to the risk-based guidelines, the Federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated “well-capitalized,” the minimum leverage ratio of Tier 1 capital to total assets must be 3.0 percent.

A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and Bancshares as of December 31, 2007:

	Adequately Capitalized	Well Capitalized for the Bank Only	The	Company
	(greater than or equal to)		Bank	(consolidated)
Total risked-based capital	8.00%	10.00%	30.07%	30.07%
Tier 1 risk-based capital ratio	4.00%	6.00%	28.82%	28.82%
Tier 1 leverage capital ratio	4.00%	5.00%	24.32%	24.32%

As of December 31, 2007, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, is optional for others, and must be complied with in a “parallel run” for two years along with the existing Basel I standards. A separate rule is expected to be released and issued in final by the Federal regulatory agencies in 2008, which will offer U.S. banks that will not adopt Basel II an alternative “standardized approach under Basel II” option and address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks. Further proposals and revisions to the Basel II framework may also occur in response to recent adverse liquidity and securitization market developments.

The Federal Deposit Insurance Act, as amended (the “FDI Act”) gives the Federal banking agencies the additional broad authority to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The Federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

FDIC Insurance

Through the Deposit Insurance Fund (“DIF), the FDIC insures Bank customers’ deposits up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.  The Federal Deposit Insurance Reform Act of 2006, or FDIRA, and implementing regulations provide for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, including business line concentrations and risk of failure and severity of loss in the event of failure. It is unclear whether the FDIC may need to increase assessments in the near term or longer term to address the risks and costs of any increase in bank failures.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors.  The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the OCC.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that  any borrower (including certain related entities) may owe to a national bank at any one time may not exceed 15% of the unimpaired capital and surplus of the Bank, plus an additional 10%, of unimpaired capital and surplus for loans fully seasoned by readily marketable collateral.  The Bank has established internal loan limits which are lower than these legal lending limits.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•

a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities);

•	any company controlled by any such executive officer, director or shareholder; or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases:

•	must comply with loan-to-one-borrower limits;

•	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;

•

must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders;

•	must not involve more than the normal risk of repayment or present other unfavorable features; and

•	in the aggregate limit not exceeds the bank’s unimpaired capital and unimpaired surplus.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;

•	limit such loans and investments to or in any affiliate individually to 10 percent of the Bank’s capital and surplus;

•	limit such loans and investments to all affiliate in the aggregate to 20 percent of the Bank’s capital and surplus; and

•

require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act prompt corrective action provisions and the supervisory authority of the Federal and state banking agencies.

USA PATRIOT Act and Anti-Money Laundering Compliance

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for Bancshares and the Bank.

Consumer Laws

The Bank and Bancshares are subject to many Federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•

The Home Ownership and Equity Protection Act of 1994 (“HOEPA), which requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•

Privacy policies required by Federal and state banking laws and regulations, which limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.

•

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (“the FACT Act”), which requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

•

The Equal Credit Opportunity Act (“ECOA”), which generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•	The Truth in Lending Act (“TILA”), which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•

The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•

The CRA, which requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.

•

The Home Mortgage Disclosure Act (“HMDA”), which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•

The Real Estate Settlement Procedures Act (“RESPA”), which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

Employees

At December 31, 2007, the Company had 39 full-time equivalent employees. The Company’s employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

Item 1A.                               Risk Factors

In addition to other information contained in this report, the following discusses certain factors which may affect our financial results and operations and should be considered in evaluating the Company’s future results.

We have a limited operating history, which makes it difficult to predict our future prospects and financial performance.

We began banking operations in March 2004.  Because of our limited operating history, it may be difficult to evaluate our business prospects or performance.  Our prospects are subject to the risks and uncertainties frequently encountered by companies in their early stages of development, including the risk that we will not be able to implement our business strategies.  Accordingly, our financial performance to date may not be representative of our long-term future performance or indicative of whether our business strategies will be successful.

If we are unable to generate profits on a consistent basis, our ability to compete effectively could be adversely affected.

From inception to the end of 2006, we incurred significant operating losses. We had organizational and pre-opening expenses of $1.6 million, and for the ten months of operations ended on December 31, 2004 and the year ended December 31, 2005, we incurred net losses of $2.8 million and $2.2 million, respectively. In 2006, we experienced net income totaling $145,000 and in 2007, we recorded pretax income totaling $792,000.

We may have difficulty managing our growth which may divert resources and limit our ability to successfully expand our operations.

We have grown substantially since we began operations in March 2004. At December 31, 2007, we had $223.9 million in total assets, $169.9 million in net loans and $161.2 million in deposits. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships.

We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Our future level of profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or even be able to grow at all.

We rely heavily on our senior management team and other employees, the loss of whom could significantly harm our business.

Our success depends heavily on the abilities and continued service of our executive officers, especially Alan I. Rothenberg, our Chairman and Chief Executive Officer, Jason P. DiNapoli, our President and Chief Operating Officer, Dan T. Kawamoto, our Executive Vice President and Chief Financial Officer, Donn Jakosky, our Executive Vice President and Chief Credit Officer, and Paul Manning, our Executive Vice President and Chief Risk Management Officer. These five individuals are integral to implementing our business plan. If we lose the services of any of our executive officers, our business, financial condition, results of operations and cash flows may be adversely affected. Furthermore, attracting suitable replacements may be difficult and may require significant management time and resources.

We also rely to a significant degree on the abilities and continued service of our deposit generating, lending, administrative, operational, accounting and financial reporting, marketing and technical personnel. Competition for qualified employees in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California independent banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. If we fail to attract and retain the necessary deposit generation, loan, administrative, marketing and technical personnel, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Lack of seasoning in our loan portfolio may increase the risk of credit defaults in the future.

All loans in our loan portfolio were originated since March 2004. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of recently originated loans. Because our loan portfolio is relatively unseasoned, the current level of delinquencies may be below the level that will prevail when the portfolio becomes more seasoned.

Until our portfolio becomes more seasoned, we must rely in part on the historical loan loss experience of other financial institutions and the experience of our management in determining our allowance for loan losses, which may not be comparable to what may occur with our portfolio.

Because most of the loans in our loan portfolio were originated within the past four years, our loan portfolio does not provide an adequate history of loan losses for our management to rely upon in establishing our allowance for loan losses. We therefore rely to a significant extent upon other financial institutions’ histories of loan losses and their allowance for loan losses, as well as our management’s estimates based on their experience in the banking industry, when determining our loss allowance. The history of loan losses, the reserving policies of other financial institutions and our management’s judgment may not result in reserving policies that will be adequate for our business operations or applicable to our loan portfolio.

If our underwriting practices are not effective, we may suffer losses in our loan portfolio and our results of operations may be affected.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Depending on the type of loan, these practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the types of loans we make, we cannot assure you that they will be effective in mitigating all risks. If our underwriting criteria prove to be ineffective, we may incur losses in our loan portfolio, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

If our allowance for loan losses is inadequate to cover actual losses, our financial results would be affected.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise for a wide variety of reasons, many of which are beyond our ability to predict, influence or control. Some of these reasons could include a prolonged economic downturn in the State of California, a decline in the California real estate market, changes in the interest rate environment and natural disasters.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. Our allowance for loan losses reflects our best estimate of the losses inherent in the existing loan portfolio at the relevant balance sheet date and is based on management’s evaluation of the collectability of the loan portfolio, which evaluation is based on historical loss experience and other significant factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our business, financial condition, results of operations and cash flows.

Bank regulators may require us to increase our allowance for loan losses, which could have a negative effect on our financial condition and results of operations.

Bank regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. They may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by bank regulators could have a negative effect on our financial condition and results of operations.

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2007 to any one customer or related group of customers was $9.2 million. Our lending limit is substantially smaller than those of most financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, and individuals, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

We face strong competition from financial services companies and other companies that offer banking services, and our failure to compete effectively with these companies could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Within the Los Angeles metropolitan area we face intense competition for loans, deposits, and other financial products and services. Increased competition within our pricing market may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include national banks, regional banks and other independent banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. In particular, our competitors include financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. These institutions, particularly to the extent they are more diversified than we are, may be able to offer the same loan products and services we offer at more competitive rates and prices.

To define banking competition in Century City, where our only office is located, a four zip code area was analyzed, 90024 (Westwood), 90025, 90064 (both West Los Angeles) and 90067 (Century City). We compete against several banks, many of which have greater lending limits, and a wider variety of products and services than us. We also compete against community banks for both loans and deposits. According to the FDIC, as of June 30, 2007, total deposits in the four zip code area equaled $14.3 billion. Within the same territory, Century City (90067) has the largest share of bank deposits at $7.9 billion.

We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits, and our business, financial condition, results of operations and cash flows may be materially adversely affected.

If we cannot attract deposits, our growth may be inhibited.

We plan to increase the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at competitive rates. We intend to seek additional deposits by continuing to establish and strengthen our personal relationships with our customers and by offering deposit products that are competitive with those offered by other financial institutions in our markets. We cannot ensure that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our inability to raise additional capital when needed or on favorable terms could inhibit our growth and could harm our operations.

To the extent that our deposits and total assets continue to grow, we may need to increase our capital in order to maintain our compliance with regulatory capital requirements. We may also need additional capital to fund growth in our loan portfolio or in the event we are unable to attract sufficient deposits in order to fund our growth. We cannot predict the timing and amount of our future capital requirements. If our capital needs exceed our earnings, we may seek funding through the capital markets; however, we may not be able to obtain capital when we need to or when it would be advantageous for us to do so. Failure to raise capital when needed could limit or eliminate our ability to grow, or in extreme instances, materially adversely affect our operations. Moreover, even if capital is available, it may be upon terms that are not favorable to existing common shareholders and could dilute their interest.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in or break of those systems that may result in lost business and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience certain risks in connection with our online banking services that could adversely affect our business.

Our business will depend in part upon the use of the internet and online services as a medium for banking and commerce by customers. Our inability to modify or adapt our infrastructure in a timely manner or the expenses incurred in making such adaptations could hurt our business. Additionally, any compromise in the secured transmission of confidential information over public networks could hurt our business.

Changes in economic conditions, and in particular a prolonged economic slowdown in the State of California, could hurt our business materially.

Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. We are particularly susceptible to conditions and changes affecting the State of California and Southern California in view of the concentration of our operations and the collateral securing, and likely to secure, our loan portfolio in Southern California. Deterioration in economic conditions, in California and Southern California in particular, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	Problem assets and foreclosures may increase;

•	Loan delinquencies may increase;

•	Demand for loans and our other products and services may decline;

•	Deposits may decrease; and

•

Collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power or capacity to repay, and reducing the value of assets and collateral associated with our existing loans.

In addition, because we plan to make loans to small to medium-sized businesses, many of our customers may be particularly susceptible to economic slowdowns or recessions and may be unable to make scheduled principal or interest payments during these periods.

Many of our loans will be secured by real estate, and a downturn in the real estate market could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A downturn in real estate market could hurt our business because we anticipate that most of our loans will be secured by real estate. At December 31, 2007, approximately 40.1% of our total loans consisted of various real estate loans. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and acts of nature. In addition, real estate values in California could be affected by, among other things, earthquakes and national disasters particular to the state. If real estate prices decline, the value of real estate collateral securing our loans will be reduced. As a result, we may experience greater charge-offs and, similarly, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

Historically, Southern California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, as well as through the destruction of facilities and our operational, financial and management information systems. Uninsured or underinsured disasters may reduce a borrower’s ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans. Southern California has also experienced energy shortages which, if they recur, could impair the value of the real estate in those areas affected. The occurrence of natural disasters or energy shortages in Southern California could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are concentrated in the Los Angeles metropolitan area.

Our loan activities are largely based in the Los Angeles metropolitan area. To a lesser extent, our deposit base is also generated from this area. As a result, our financial performance will depend largely upon economic conditions in this area. Adverse local economic conditions could cause us to experience an increase in loan delinquencies, a reduction in deposits, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our profitability.

We are subject to extensive government regulation, and these regulations may hamper our ability to increase assets and earnings and could result in a decrease in the value of the shares.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change, which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. These laws are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of bank holding companies or banks. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. We cannot assure that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, further limit or restrict the amount of commissions, interest or other charges earned on loans originated by us or otherwise adversely affect our business, financial condition, results of operations or cash flows.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans.  If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

The threat of terrorism has created uncertainty and further terrorist acts on the United States could depress the economy.

The terrorist attacks and international conflicts of recent years have resulted in continued uncertainty regarding the economic outlook of the United States. The possibility of further terrorist attacks, as well as continued terrorist threats, may prolong the depth and length of this economic uncertainty. Future terrorist acts and responses to such activities could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs and provision for loan losses.

Changes in interest rates could reduce our income, cash flows and asset values.

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, it will also affect our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Item 1B.                                                  Unresolved Staff Comments

None.

Item 2.                                                           Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067, with a branch office in this same location.

Main Office

The main offices of 1st Century Bank, N.A. are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial building.  In June 2006, the Bank amended its lease to include an additional 2,735 square feet of usable office space located on the 14th floor. Our main office now consists of approximately 3,158 square feet of usable ground floor space for the branch office and 10,843 square feet of usable space for the administrative offices on the 14th floor of the building. The amended lease term is the same as the original lease term and expires in June 2014. The total future minimum commitments for the 1st and 14th floor office lease at 1875 Century Park East at December 31, 2007 will be $3.3 million.

In October 2007, the Bank entered into a ten-year lease for additional ground floor office space at its headquarters location effective December 1, 2007.  This location is the Bank’s Private Banking Center and was opened on January 28, 2008.  The future minimum lease commitments at December 31, 2007 over the ten-year lease term will be approximately $1.0 million.

Item 3.                  Legal Proceedings

At present, there are no pending or threatened proceedings against us which, if determined adversely, would have a material effect on our business, results of operations, or financial position. In the ordinary course of operations, we expect to be party to various legal proceedings.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

Effective December 2007, Bancshares, acquired all of the outstanding stock of the Bank, pursuant to a Plan of Reorganization, by and between Bancshares and the Bank.  In connection with the reorganization, the shares of the Bank’s common stock were exchanged for shares of Bancshares common stock on a one-for-one basis.  As a result of the Plan of Reorganization, the Bank became a wholly owned subsidiary of Bancshares, Bancshares became the holding company to the Bank and the shareholders of the Bank became shareholders of Bancshares.

In December 2007, the Company’s common stock began trading on the OTCBB under the symbol “FCTY.” Prior to the formation of Bancshares, shares of the Bank’s common stock were quoted on OTCBB under the symbol “FCNA”.  Our common stock is not listed on any exchange including the NASDAQ Stock Market. The OTCBB is a regulated quotation service that displays real-time bid and ask prices, last sale prices and volume information in over-the-counter equity securities. Unlike the NASDAQ Stock Market, however, the OTCBB does not impose listing standards and does not provide automated trade executions.  Any investment in our common stock should be considered a long-term investment in the event that no active trading market for our stock develops. In addition, the price obtained is unpredictable.

Trading prices are based on information received from the OTCBB based on all transactions reported on the OTCBB and do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table below sets forth the range of high and low “bid” and “ask” prices of our common stock for the years ended December 31, 2007 and 2006.

Bancshares (or the Bank prior to December 2007)

Year ended December 31, 2007	High	Low
Fourth Quarter	$6.53	$5.65
Third Quarter	$7.00	$6.45
Second Quarter	$7.50	$6.95
First Quarter	$8.75	$7.23

Year ended December 31, 2006	High	Low
Fourth Quarter	$9.10	$6.50
Third Quarter	$9.75	$8.38
Second Quarter	$10.00	$8.65
First Quarter	$10.10	$9.00

As of January 8, 2008, there were 1,129 registered shareholders of record of our common stock, including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In 2007, three holders of stock options under the Company’s 2004 Founder Stock Option Plan exercised their stock options to purchase 2,000 shares of the common stock of the Company at an exercise price of $5.00 per share (on a post stock-split basis). The exercise was made in cash for an aggregate purchase price of $10,000.  The common stock was issued upon exercise of these options, pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.  There was no general solicitation and no general advertising for these option shares.

Dividends

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, Bancshares’ ability to declare dividends depends primarily upon dividends it receives from the Bank.  The Bank’s dividend practices in turn depend upon legal restrictions, the Bank’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors at that time.

The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to our growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources”). The ability of the Bank’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions which limit the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the Bank, as well as general business conditions.

Our regulators have the authority to prohibit the payment of dividends, depending upon our financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a national bank, we must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by us in any calendar year would exceed our net income for the year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock.

To date, we have not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon our earnings and financial condition and other factors deemed relevant by our Board, as well as our legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

For regulatory restrictions on payment of dividends by the Company, see Item 1- “BUSINESS - Supervision and Regulation - Limitations on Dividends Payments.”

Item 6.                    Selected Financial Data

The selected financial data set forth below as of and for the years ended December 31, 2007, 2006 and 2005 and as of and for the period from March 1, 2004 (date operations commenced) to December 31, 2004 are derived from our audited consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The consolidated financial statements, together with the notes thereto, are included in Item 8 of this Report and the data set forth below should be read in conjunction with those consolidated financial statements and also with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report.

	At or for the period ended December 31,
(in thousands, except per share and share data)	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$223,855	$200,752	$161,635	$86,147
Loans, net	169,864	126,312	84,988	33,197
Securities – Available for Sale	36,516	42,406	45,572	19,404
Securities – Held to Maturity	5,307	6,270	7,231	2,936
Deposits	161,193	145,087	107,090	64,015
Other Borrowings	2,000	—	—	—
Total stockholders’ equity	58,612	54,109	53,116	21,563
Tangible book value per share (1)	5.91	5.53	5.47	4.12

Statement of Income Data:
Total interest income	$14,704	$11,752	$5,933	$1,372
Total interest expense	4,934	3,032	1,039	249
Net interest income	9,770	8,720	4,894	1,123
Provision for loan losses	701	504	829	335
Net interest income after provision	9,069	8,216	4,065	788
Noninterest income	614	209	99	18
Noninterest expense	8,891	8,280	6,382	3,626
Income (loss) before income taxes	792	145	(2,218)	(2,820)
Income tax benefit	2,120	—	—	—
Net income (loss)	$2,912	$145	$(2,218)	$(2,820)
Pre-opening expenses	—	—	—	(816)
Net income (loss)	$2,912	$145	$(2,218)	$(3,636)

Per share data:
Net income (loss) per share – basic (1)	$0.30	$0.01	$(0.31)	$(0.53)
Net income (loss) per share – diluted (1)	$0.28	$0.01	$(0.31)	$(0.53)
Average shares outstanding (1)	9,865,471	9,746,435	7,124,871	5,280,000

Shares outstanding at the end of the year (1)	9,913,884	9,783,722	9,716,613	5,280,000

Financial ratios:
Return on average assets (2)	1.32%	0.08%	(1.82)%	(4.61)%
Return on average equity (3)	5.30%	0.27%	(6.39)%	(12.21)%
Dividend payout ratio (4)	—	—	—	—
Avg equity to avg assets (5)	24.90%	29.94%	28.56%	37.72%

(1)	Adjusted for 2-for-1 stock split that occurred on February 28, 2005.
(2)	Net income (loss) divided by average total assets.
(3)	Net income (loss) divided by average shareholders’ equity.
(4)	Dividends paid out divided by net income.

(5)

Average shareholders’ equity divided by average total assets

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the 2007 consolidated financial statements. We believe that the following estimates and assumptions require management’s most subjective judgments and are most important to the portrayal of our financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be the most critical to the Company.

Prior to 2006, the Company accounted for share-based compensation to employees under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees.  On October 20, 2005, the Company’s Board of Directors approved the acceleration of vesting for all of the then outstanding options.  Expenses recognized per the Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation were approximately $27,000, $196,000, and $29,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) (“SFAS No. 123R”), Share-Based Payment.  The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods.  No options have been granted since the adoption of SFAS No. 123R.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-off of loans. Management believes that the allowance as of December 31, 2007 is adequate to absorb known and inherent risks in the loan portfolio.

The Company has established a deferred tax asset, the majority of which is represented by future benefits realizable from the loan loss provision and the cumulative net operating loss. In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration. Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of our deferred tax asset will be realized. At December 31, 2007, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the deferred tax assets in future periods based upon the 2006 and 2007 historical profits; therefore, no valuation allowance has been provided.

Summary of the Results of Operations and Financial Condition

For the year ended December 31, 2007, the Company recorded net income of $2.9 million or $0.28 per diluted share. For the year ended December 31, 2006, net income was $145,000 or $0.01 per diluted share.  For the year ended December 31, 2005, net loss was $2.2 million or $(0.31) per diluted share, adjusted retroactively for the two-for-one stock split effective February 28, 2005.  The improvement in the Company’s net income was primarily the result of the $2.1 million income tax benefit and the growth in earning assets, principally loans and federal funds sold funded by deposit growth.

Total assets at December 31, 2007 were $223.9 million representing an increase of approximately $23.1 million or 11.5% from $200.8 million reported at December 31, 2006. Gross loans at December 31, 2007 were $172.4 million, which represents an increase of $44.3 million or 34.6% from $128.1 million at December 31, 2006. Total deposits increased approximately $16.1 million or 11.1% from $145.1 million at December 31, 2006 to $161.2 million at December 31, 2007.

Average interest-earning assets increased $41.6 million or 23.8% from $174.9 million for 2006 to $216.5 million for 2007.  Also, the weighted average interest rate on interest-earning assets increased to 6.79% for the year ended December 31, 2007 from 6.72% and 5.00% for the years ended December 31, 2006 and 2005, respectively.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2007	2006	2005
Return on average assets	1.32%	0.08%	(1.82)%

Return on average stockholders’ equity	5.30%	0.27%	(6.39)%

Average Equity to Average Assets	24.90%	29.94%	28.56%

Net interest margin	4.51%	4.98%	4.12%

Results of Operations

Net Interest Income

The management of interest income and interest expense is fundamental to the performance of the Company. Net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets).

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest earning assets and interest-bearing liabilities; and (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans, securities, deposits and borrowings.

The national prime rate, which generally follows the federal funds rate and is the main driver for interest rate movement, was 7.25% at December 31, 2007, as compared to 8.25% at December 31, 2006.  The FRB cut the targeted federal funds rate by a total of 100 basis points in the last three meetings of 2007.   The decrease in the federal funds rate prompted the national prime rate to decrease 100 basis points in the second half of 2007.  In addition, the FRB cut the targeted federal funds rate by another 125 basis points in January 2008.  The cuts prompted the national prime rate to continue to decrease 100 basis points.  The national prime rate at January 31, 2008 was 6.00%.  The Company currently believes it is reasonably possible the federal funds rate and the national prime rate will decrease further in the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any decrease should a decrease occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin as the federal funds rate declines.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.

For the year ended December 31, 2007, average interest-earning assets were $216.5 million, generating net interest income of $9.8 million. This compares favorably to the year ended December 31, 2006, during which we had average interest-earning assets of $174.9 million, and net interest income of $8.7 million. The growth in earning assets was primarily in loans, funded by an increase in certificates of deposit.

For the year ended December 31, 2006, average interest-earning assets were $174.9 million, generating net interest income of $8.7 million. This compares favorably to the year ended December 31, 2005, during which we had average interest-earning assets of $118.8 million, and net interest income of $4.9 million. The growth in earning assets was primarily in loans and funded from an increase in certificates of deposit and the proceeds from the August 2005 secondary offering.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) was 2.92% for the year ended December 31, 2007 compared to 3.55% and 3.75% for the years ended December 31, 2006 and 2005, respectively.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.51% for the year ended December 31, 2007 and 4.98% and 4.12% for the years ended December 31, 2006 and 2005, respectively.

The net interest margin decreased 0.47% comparing the year ended December 31, 2007 to the year ended December 31, 2006. The decrease in net interest margin was primarily due to an increase in the average balances of certificates of deposits at higher interest rates, and as a percentage of all total interest-bearing liabilities and an increase in rates paid for money market deposits.

The net interest margin expanded 0.86% comparing the year ended December 31, 2006 to the year ended December 31, 2005. The increase was primarily due to: (i) deployment of our liquidity to loan balances outstanding thereby constituting a greater percentage of higher interest-earning assets, therefore increasing the weighted average yield; (ii) increases in the weighted average yield on investment securities and short-term investments; and (iii) increases in the short-term rates effecting our short-term investments and increases in the prime rate increasing the yield on our loans that are tied to the prime rate index.

The following table sets forth our average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2007, 2006, and 2005.

	Years ended December 31,
	2007			2006			2005
	Average	Interest		Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$28,534	$1,431	5.02%	$14,422	$694	4.81%	$15,748	$503	3.19%
Interest-earning deposits at other financial institutions	267	12	4.60%	3,837	190	4.95%	11,256	355	3.15%
U.S. Gov’t Treasuries	150	7	4.89%	100	4	4.42%	89	2	2.99%
U.S. Gov’t-Sponsored Agencies	5,396	223	4.12%	9,086	325	3.57%	10,322	313	3.03%
Mortgage-backed securities and CMO’s	36,667	1,751	4.77%	44,487	2,131	4.79%	26,531	1,120	4.22%
Federal Reserve Bank stock	1,653	99	5.99%	1,605	96	6.00%	791	47	6.01%
Federal Home Loan Bank stock	938	37	3.99%	737	39	5.31%	354	15	4.30%
Loans (1)	142,880	11,144	7.80%	100,655	8,273	8.22%	53,666	3,578	6.67%
Earning assets	216,485	14,704	6.79%	174,929	11,752	6.72%	118,757	5,933	5.00%
Other assets	4,344			4,134			2,803
Total assets	$220,829			$179,063			$121,560
Liabilities & Equity
Interest checking (NOW)	$4,429	26	0.58%	$5,213	56	1.07%	$3,604	21	0.59%
Money market deposits	51,948	1,522	2.93%	44,648	924	2.07%	45,804	538	1.17%
Savings	650	3	0.49%	462	2	0.50%	318	2	0.49%
CDs	70,403	3,383	4.81%	44,358	2,001	4.51%	15,690	476	3.04%
Borrowings	7	—	4.16%	906	49	5.39%	44	2	3.69%
Total interest- bearing deposits and borrowings	127,437	4,934	3.87%	95,587	3,032	3.17%	65,460	1,039	1.25%
Demand deposits	36,606			28,418			17,531
Other liabilities	1,799			1,448			3,861
Total liabilities	165,842			125,453			86,852
Equity	54,987			53,610			34,708
Total liabilities & equity	$220,829			$179,063			$121,560

Net interest income / spread		$9,770	2.92%		$8,720	3.55%		$4,894	3.75%

Net interest margin			4.51%			4.98%			4.12%

(1)  Loan fee income was $178,000, $340,000 and $96,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Years ended December 31,
	2007 Compared to 2006
	Increase (Decrease)
	due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$708	$29	$737
Interest-earning deposits at other financial institutions	(177)	(1)	(178)
U.S. Gov’t Treasuries	3	—	3
U.S. Gov’t-Sponsored Agencies	(152)	50	(102)
Mortgage-backed securities and CMO’s	(373)	(7)	(380)
Federal Reserve Bank stock	3	—	3
Federal Home Loan Bank stock	8	(10)	(2)
Loans	3,293	(422)	2,871
Total increase (decrease) in interest income	3,313	(361)	2,952
Interest expense:
Interest checking (NOW)	(5)	(25)	(30)
Savings and money market deposits	215	384	599
CD’s	1,258	124	1,382
Borrowings	(37)	(12)	(49)
Total increase in interest expense	1,431	471	1,902
Net increase (decrease) in net interest income	$1,882	$(832)	$1,050

	Years ended December 31,
	2006 Compared to 2005
	Increase (Decrease)
	due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(64)	$255	$191
Interest-earning deposits at other financial institutions	(367)	202	(165)
U.S. Gov’t Treasuries	1	1	2
U.S. Gov’t-Sponsored Agencies	(44)	56	12
Mortgage-backed securities and CMO’s	860	151	1,011
Federal Reserve Bank stock	49	—	49
Federal Home Loan Bank stock	20	4	24
Loans	3,861	834	4,695
Total increase in interest income	4,316	1,503	5,819
Interest expense:
Interest checking (NOW)	17	18	35
Savings and money market deposits	(24)	410	386
CD’s	1,294	231	1,525
Borrowings	46	1	47
Total increase in interest expense	1,333	660	1,993
Net increase in net interest income	$2,983	$843	$3,826

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income which mainly consists of outgoing funds transfer wire fees.  Non-interest income was $614,000 for the year ended December 31, 2007 compared to $209,000 for the year ended December 31, 2006 and $99,000 for the year ended December 31, 2005.

Comparing 2007 to 2006 the increase in non-interest income of 193.8% or $405,000 was primarily due to loan arrangement fees totaling $219,000 and loan syndication fees totaling $196,000.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider in mid 2007.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider immediately after funding.  All purchase commitments are supported by a collateralized certificate of deposit. The loan syndication fees were related to three loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility.  The increase of 111.1% or $110,000 comparing 2006 to 2005 was primarily due to an increase in fees collected for service charges and fees on deposit accounts.

Non-Interest Expense

Non-interest expense was $8.9 million for 2007 compared to $8.3 million for 2006 and $6.4 million for 2005. The increases were $611,000, or 7.4%, for 2007, $1.9 million, or 29.7%, for 2006.

Compensation and benefits increased $374,000, or 8.1%, to $5.0 million in 2007 from $4.6 million in 2006.  The increase was primarily due to an increase in average FTE employees to 39 in 2007 from 34 in 2006.  Occupancy expenses were $783,000 and $988,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease of $205,000 primarily relates to the onetime charge of $174,000 in 2006 in connection with lease abandonment for the loan production office in the South Bay area of Los Angeles County.  Professional fees decreased $199,000, or 16.3%, to $1.0 million in 2007 compared to $1.2 million in 2006. The decrease was primarily due to a reduction in SOX related expenses.  Technology expense increased $243,000, or 85.9%, primarily related to an expense accrual of $150,000 for the core system contract cancellation fee.   The Company plans to convert its core processing system in May 2008 and cancelled the contract with its current core processing system vendor in the fourth quarter of 2007.  Other operating expense increased $460,000 or 52.3% to $1.3 million in 2007 compared to $880,000 in 2006. Other operating expense increased in general due to growth in our loan and deposit portfolio.  Included in other operating expense was the FDIC insurance premium, which increased $92,000 or 707.7% from $13,000 in 2006 to $105,000 in 2007, as a result of an increase in total deposits and the FDIC Insurance Reform Act of 2005 which set higher new assessment rates effective January 1, 2007.  Also included in other operating expense was recruitment expense, which increased $72,000 in 2007 compared to none in 2006, as a result of hiring additional personnel.

Compensation and benefits increased $1.0 million, or 29.3%, to $4.6 million in 2006 from $3.6 million in 2005. This increase was primarily due to hiring of additional management and staff to support growth.  Occupancy expense also increased $318,000 or 47.5% to $1.0 million in 2006 from $0.7 million in 2005, primarily due to the opening of new loan production office in the South Bay area of Los Angeles County.  In December 2006, we made a decision to abandon the lease due to insufficient business generated.  In December 2006, we expensed approximately $174,000 in connection with the lease abandonment, which was included in occupancy expenses.   Professional fees increased $537,000 or 78.4% to $1.2 million in 2006 from $0.7 million in 2005. Included in professional fees was $466,000 in SOX related expenses.

Stock-Based Compensation

Prior to 2006, the Company accounted for share-based compensation to employees under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees.  On October 20, 2005, the Company’s Board of Directors approved the acceleration of vesting for all of the then outstanding options.  Expenses recognized per the Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation were approximately $27,000, $196,000, and $29,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

On January 1, 2006, the Company began recognizing compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) (“SFAS No. 123R”), Share-Based Payment.  The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods.  No options have been granted since the adoption of SFAS No. 123R.

The Company has granted several restricted stock awards to directors and employees under the Equity Incentive Plan.  On October 20, 2005, the Company granted 24,000 restricted stock awards to the directors with a vesting period of three months and 31,000 restricted stock awards to certain employees with a cliff vesting period of three years. On May 1, 2006, the Company granted 26,500 restricted stock awards to the directors and 50,000 restricted stock awards to employees with a cliff vesting period of three years.  On January 25, 2007, the Company granted 40,000 restricted stock awards to certain employees with various cliff vesting periods: 5,000 awards vesting on the grant date, 5,000 awards with a cliff vesting period of eight months, 10,000 awards with a cliff vesting period of twenty-one months, 10,000 awards with a cliff vesting period of thirty-two months, and 10,000 awards with a cliff vesting period of three years. Also, in January 2007, the Board granted 5,347 restricted stock awards to consultants, which immediately vested.  On May 1, 2007, the Company granted 127,500 restricted stock awards to certain employees with a cliff vesting period of three years.  On June 1, 2007, the Board granted 50,000 restricted stock awards to one employee with graded vesting over four years.  On November 1, 2007, the Company granted 24,000 restricted stock awards to the directors with a cliff vesting period of three years and 1,500 restricted stock awards to one employee with a cliff vesting period of three years.  The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Non-cash stock compensation expense recognized in the statements of income related to the restricted stock awards was $716,000 in 2007, $376,000 in 2006, and $186,000 in 2005.  Non-cash stock consulting fees recognized was $50,000 in 2007, zero in 2006, and zero in 2005.

Income Tax Benefit

The income tax benefit for 2007 was $2.1 million compared to none in 2006 and 2005.  In the fourth quarter of 2007, management determined that the valuation allowance for the Company’s deferred tax assets was no longer needed.  See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets at Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Deferred Tax Asset.

Financial Condition

ASSETS

Total assets increased 11.5% or $23.1 million to $223.9 million at December 31, 2007, from $200.8 million at December 31, 2006. The growth in assets was primarily in loans, net of the allowance for loan losses and net unearned fees, which increased 34.5% or $43.6 million to $169.9 million at December 31, 2007 compared to $126.3 million at December 31, 2006.  Loan growth was funded primarily by an increase in savings and money market deposit accounts and a decrease in federal funds sold.

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) amounted to $4.8 million at December 31, 2007 and $21.2 million at December 31, 2006. Our cash and cash equivalents are managed based upon our liquidity needs by investing our excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

Investment Securities

The investment securities portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (v) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company uses two portfolio classifications for its securities: “Held to Maturity”, and “Available for Sale”. The Held to Maturity portfolio can consist only of securities that the Company has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles.  FASB Statement 115 requires Available for Sale securities to be marked to market with an offset, net of taxes, to accumulated other comprehensive income, a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the market value of the Company’s Available for Sale securities.

The Company’s investment portfolio is currently composed primarily of: (i) U.S. Treasury and Agency issues for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; and (iii) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

At December 31, 2007, our securities amounted to $41.8 million, decreasing 14.2% or $6.9 million compared to $48.7 million at December 31, 2006.  No securities were sold in 2006.  In 2007, $5.0 million in Available for Sale securities were sold, resulting in no gain or loss.

See Note 3 – Investment Securities in Item 8 for more information regarding investment securities at December 31, 2007 and 2006.

Loans

Loans, net of the allowance for loan losses and unearned fees increased 34.5% or $43.6 million from $126.3 million at December 31, 2006 to $169.9 million at December 31, 2007.  The increase in the loan portfolio was the result of direct marketing efforts in our target markets.

As of December 31, 2007 and 2006, gross loans outstanding totaled $172.4 million and $128.1 million, respectively, within the following loan categories:

	December 31,
	2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total	Outstanding	of Total	Outstanding	of Total
Commercial loans (1)	$95,617	55.5%	$92,849	72.4%	$52,313	60.6%	$14,953	44.5%
Real estate – residential mortgage	3,551	2.0%	4,728	3.7%	6,717	7.8%	10,153	30.3%
Real estate – commercial mortgage	42,394	24.6%	20,710	16.2%	16,063	18.6%	4,870	14.5%
Real estate – land and construction	13,446	7.8%	—	—%	—	—%	—	—%
Home equity	9,850	5.7%	6,797	5.3%	6,207	7.2%	3,412	10.2%
Consumer and other (2)	7,506	4.4%	3,051	2.4%	5,068	5.8%	170	0.5%
Loans, gross	172,364	100.0%	128,135	100.0%	86,368	100.0%	33,558	100.0%
Less – net unearned fee income	(131)		(155)		(216)		(26)
Less – allowance for loan losses	(2,369)		(1,668)		(1,164)		(335)
Loans, net	$169,864		$126,312		$84,988		$33,197

(1)   Unsecured commercial loan balances were approximately $22.0 million, $33.1 million, $28.5 million and $9.0 million at December 31, 2007,  2006, 2005, and 2004, respectively.

(2)   Unsecured consumer loan balances were approximately $5.9 million, $2.7 million, $4.2 million and $33,000 at December 31, 2007, 2006, 2005, and  2004, respectively.

As of December 31, 2007, substantially all of the Company’s loan customers are located in Southern California.

There were no impaired or nonaccrual loans at December 31, 2007 and 2006.

The tables below reflect the maturity distribution for the loans (except for the Consumer and Other loans) in our loan portfolio at December 31, 2007:

	December 31, 2007
		Greater than one year
	One Year or	through	Greater than
(dollars in thousands)	Less	five years	five years	Total
Commercial Loans
Floating rate	$35,415	$14,357	$—	$49,772
Fixed rate	20,831	17,258	7,756	45,845

Real Estate Loans
Floating rate	6,085	5,605	15,849	27,539
Fixed rate	9,231	19,026	13,445	41,702
	$71,562	$56,246	$37,050	$164,858

Allowance for Loan Losses

The Allowance for Loan and Lease Losses (“ALLL”) must be maintained at an adequate level to absorb estimated future credit losses inherent in our loan portfolio and to ensure accurate reporting of financial information. Management has analyzed all classified credits; pools of loans; economic factors; trends in the loan portfolio; changes in policies, procedures, and underwriting criteria; and personnel involved in the loan approval process.

The Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses is established through a provision for loan losses charged to earnings. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because we began operations in March 2004 and lack sufficient historical data from the performance of loans in our loan portfolio. However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not currently known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the OCC, as a major part of their examination process, periodically reviews the allowance for loan losses and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. However, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2007 and the methodology utilized in deriving that level is adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 and for the period from March 1, 2004 (date operations commenced) to December 31, 2004.

	December 31,
(dollars in thousands)	2007	2006	2005	2004
Beginning balance	$1,668	$1,164	$335	$—
Provision for loan losses	701	504	829	335
Charge off’s	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$2,369	$1,668	$1,164	$335

The allowance for losses on undisbursed commitments to extend credit was $166,000 and $127,000 at December 31, 2007 and 2006, respectively.   The commitments are primarily related to commercial and home equity lines of credit and letters of credit which amounted to $67.5 million and $52.1 million at December 31, 2007 and 2006, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Allocation of the Allowance for Loan Losses

	December 31,
	2007		2006		2005		2004
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$2,263	95.6%	$1,539	97.6%	$942	94.2%	$219	99.5%
Consumer and other adjustments	106	4.4%	129	2.4%	222	5.8%	116	0.5%
Total	$2,369	100.0%	$1,668	100.0%	$1,164	100.0%	$335	100.0%

Deferred Tax Asset

At December 31, 2007, the gross deferred tax asset was $2.3 million of which the majority is represented by a future tax benefit of $880,000 resulting from net operating losses incurred in previous years (“NOL”) and a future tax benefit of $896,000 resulting from the provision for loan losses timing difference.  No valuation allowance was considered necessary at December 31, 2007.  At December 31, 2006, the gross deferred tax asset was $3.0 million of which the majority was represented by a future tax benefit of $1.4 million as a result of the NOL. A 100% valuation allowance was applied against the deferred tax assets at December 31, 2006.

The reversal of the valuation allowance is due to management’s belief that it is more likely than not that the benefit of the deferred tax asset will be realized.  The Company has shown consistent and improving earnings in 2006 and 2007.  In addition, management believes the Company will continue to be profitable in 2008 and future years.  Therefore, management believes a valuation allowance is not needed at December 31, 2007.

Deposits

At December 31, 2007, total deposits were $161.2 million compared to $145.1 million at December 31, 2006, representing an increase of 11.1% or $16.1 million. The majority of the increase in deposits resulted from an increase in savings and money market deposits totaling $21.3 million during 2007.  The increase in savings and money market deposits was a result of the Company’s continued efforts in core deposit gathering and relationship banking.  The certificates of deposit less than $100,000 decreased $16.5 million from December 31, 2006 to December 31, 2007.  A significant portion of the decrease was a result of run-off’s of certificates of deposit accounts generated from a certificate of deposit campaign during the fourth quarter of 2006.

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2007 and 2006:

	December 31,
	2007		2006
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$32,708	20.3%	$29,929	20.6%
Interest-bearing demand deposits	4,909	3.0%	4,348	3.0%
Savings and money market deposits	52,250	32.4%	30,977	21.4%
Certificates of deposit	71,326	44.3%	79,833	55.0%
	$161,193	100.0%	$145,087	100.0%

Liquidity and Asset/Liability Management

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing. The Company’s main sources of funds to provide liquidity are maturities of overnight federal funds sold, paydowns and maturities of investments, loan repayments, and increases in deposits.  The Company also maintains lines of credit with the Federal Home Loan Bank and other correspondent financial institutions.

The liquidity ratio (the sum of cash, federal funds sold and Available for Sale investments, excluding pledged amounts, divided by total assets) was 4.2% at December 31, 2007 and 16.8% at December 31, 2006.  The decrease in our liquidity ratio at December 31, 2007 compared to December 31, 2006 was primarily due to a decrease in our federal funds sold from $16.5 million to $1.5 million due to an increase in loan funding activities.  At December 31, 2007, the Company had a $4.0 million line of credit secured by investment securities and a $48.8 million line of credit secured by a blanket lien of eligible loans at the FHLB of  San Francisco.  The Company also had $30 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company had $2.0 million in borrowings outstanding with the FHLB of San Francisco at December 31, 2007.  The Company did not have any borrowings outstanding at December 31, 2006.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs.  In addition, our Asset/Liability Management Committee oversees our liquidity position by reviewing a monthly liquidity report.  Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

Capital Resources

As of December 31, 2007, we are not subject to any material commitments for capital.  For capital adequacy, see Item 1. Business – “Capital Standards.”

At December 31, 2007, the Company had total stockholders’ equity of $58.6 million, which included $99,000 in common stock, $62.0 million in additional paid-in capital, $3.6 million accumulated deficit and $69,000 in accumulated other comprehensive income.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

	December 31,
(dollars in thousands)	2007	2006
Commitments to extend credit	$63,137	$47,459
Commitments to extend credit to directors and officers (undisbursed amount)	$11,633	$4,062
Standby/commercial letters of credit	$4,243	$4,607
Guarantees on outstanding credit card balances	$208	$23

We maintain an allowance for unfunded commitments, based on the level and quality of our undisbursed loan funds, which comprises the majority of our off-balance sheet risk.  As of December 31, 2007 and 2006, our allowance for unfunded commitments was $166,000 and $127,000, respectively, which represents 0.25% and 0.24% of the undisbursed loan funds for both periods, respectively.

For further information on commitments and contingencies, see Item 8.  Financial Statements and Supplementary Data; Note 5 – Related Party Transactions and Note 7 – Commitments and Contingencies.  Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of the Company’s business.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk Management

Our business plan is subject to interest rate risk, which is the impact that changes in interest rates would have on future earnings. The Board Asset/Liability Committee reviews interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities. The principal objective of asset/liability management is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income is the primary source of earnings and is affected by interest rate movements. Changes in interest rates have a lesser impact the more that assets and liabilities reprice in approximately equivalent amounts within the same time intervals. Disproportionate balances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. The models’ static measurements are best used as early indicators of potential interest rate exposures and do not reflect the results of any projected activity.

An asset sensitive gap is an excess amount of interest sensitive assets over interest sensitive liabilities, whereas a liability sensitive gap is an excess of interest sensitive liabilities over interest sensitive assets. A mismatched gap position generally indicates the changes in income from interest-earning assets not being completely proportionate to changes in the cost of interest-bearing liabilities in a changing rate environment, resulting in net interest income volatility. Generally, if rate sensitive assets exceed rate sensitive liabilities, net interest income will be positively impacted during a rising interest rate environment and negatively impacted during a declining interest rate environment. On the other hand, if rate sensitive liabilities exceed rate sensitive assets, net interest income will be positively impacted during a declining interest rate environment and negatively impacted in an increasing interest rate environment. Although asset and liability products offered by depository institutions may respond differently to changes in the interest rate environment, the “gap” between assets and liabilities is only a general indicator of interest rate sensitivity and how volatile our net interest income might be affected by changing interest rates. Furthermore, the prepayment of loans and securities Available for Sale, and early withdrawals of certificates of deposit, may change the interest sensitivity.

The following table sets forth the distribution of rate sensitive assets and liabilities at the date indicated:

	RATE SENSITIVITY

	December 31, 2007
(dollars in thousands)	Three Months Or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
Assets
Federal funds sold	$1,470	$—	$—	$—	$1,470
Interest-bearing balances with other financial institutions	103	—	—	—	103
Investments, Available for Sale	—	6,400	1,427	28,689	36,516
Investments, Held to Maturity	100			5,207	5,307
Federal Reserve Bank and Federal Home Loan Bank Stock	—	—	—	2,670	2,670
Loans, net of deferred fees	101,583	12,686	34,797	23,167	172,233
Rate Sensitive Assets	$103,256	$19,086	$36,224	$59,733	$218,299

Liabilities
Interest-bearing demand deposits	$4,909	$—	$—	$—	$4,909
Savings and money market deposits	52,250	—	—	—	52,250
Certificates of deposit	62,661	8,657	8	—	71,326
Other borrowings	2,000	—	—	—	2,000
Rate Sensitive Liabilities	$121,820	$8,657	$8	$—	$130,485

Interval Gaps:
Interest rate sensitivity gap	$(18,564)	$10,429	$36,216	$59,733	$87,814
Rate sensitive assets to rate sensitive liabilities	84.8%	220.5%	N/M	N/M	167.3%

Cumulative Gaps:
Cumulative interest rate sensitivity gap	$(18,564)	$(8,135)	$28,081	$87,814	$87,814
Rate sensitive assets to rate sensitive liabilities	84.8%	93.8%	121.5%	167.3%	167.3%

The Company has established repricing policy limits for cumulative 1-year rate sensitive assets to rate sensitive liabilities ratio of between 80% - 120%. The assets and liabilities are classified by the earlier of the repricing or maturity date in accordance with the contractual terms of the assets.

The market value of portfolio equity (“MVPE”) is measured as the difference between the market value of the Company’s assets and the market value of its liabilities, plus the market value of its off-balance-sheet financial instruments. This measure of interest rate risk complements simulation analysis because it is a market value, rather than a book value concept, and has long-term, rather than a short-term, earnings emphasis. The market valuation model uses discounted cash flows of assets, liabilities and off-balance-sheet financial instruments to estimate their market values. To measure the sensitivity of MVPE to changes in interest rates, the results from rising and falling interest rate scenarios are projected and compared to the base interest rate forecast scenario. The results of this analysis are used to compare volatility in the MVPE against the Company’s policy thresholds and limits.

Presented below, as of December 31, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in market value of portfolio equity (“MVPE”). The Company was within its internal policy thresholds and limits at December 31, 2007 and 2006, respectively.

	2007		2006
(dollars in thousands)	$ Cumulative Change in Market Value	% Cumulative Change in Market Value	$ Cumulative Change in Market Value	% Cumulative Change in Market Value
Change in rates
+200 bp	$(3,549)	-6.04%	$(1,652)	-3.05%
+100 bp	$(1,733)	-2.95%	$(722)	-1.33%
0 bp	—	—%	—	—%
-100 bp	$1,355	2.31%	$377	0.70%
-200 bp	$2,309	3.93%	$504	0.93%

Item 8.                                                           Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 56 and are incorporated herein by reference.

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 11, 2007, the Audit Committee of the Board of Directors recommended and approved the decision to terminate Grant Thornton LLP as our independent registered public accountants.

Grant Thornton LLP’s reports on our financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. Grant Thornton

LLP’s report on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and interim periods subsequent to December 31, 2006, there were no disagreements with Grant Thornton LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the two most recent fiscal years and interim periods subsequent to December 31, 2006, there were no “reportable events” as such term is defined in Item 301(a)(1)(v) of Regulation S-K.

On July 11, 2007, the Audit Committee of the Board of Directors engaged the accounting firm of Perry-Smith LLP as independent registered public accountants for the fiscal year ended December 31, 2007. During the two most recent fiscal years, and the interim period since December 31, 2006, we did not consult with Perry-Smith LLP, on any issue, nor did Perry-Smith LLP, advise us on any application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event” (each as defined in Item 301(a)(1) of Regulation S-K).

Item 9A.                                                  Controls and Procedures

1) Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company established and evaluated, under the supervision and with the participation of our Chief Executive Officer, President and principal accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15I under the Securities Exchange Act of 1934, as adopted by the OCC (the “Exchange Act”)). The Company is subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002. Accordingly, the Company had an independent test and assessment of the effectiveness of our internal control over financial reporting. The Chief Executive Officer, President and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

2) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Perry-Smith LLP, an independent registered public accounting firm, as stated in their report appearing at Item 15 (a) (1).

3) Remediation of Material Weaknesses in Internal Control

Not applicable.

4) Changes in Internal Controls

The Company established internal control over financial reporting as part of its’ organization and there were no changes to such internal control over the course of the year that would materially affect, or that would be reasonably likely to materially affect, its’ internal control over financial reporting.

Item 9B.                                                  Other Information

None.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such Information is incorporated herein by reference.

We have adopted a code of ethics that applies to our executive officers, and to all of our other officers, directors, employees and agents. Copies of the code of ethics are also available and will be provided upon request free of charge by contacting Margaret Tillman, Assistant Vice President, Investor Relations/Marketing, at 1875 Century Park East, suite 1400, Los Angeles, CA 90067.

Item 11.                                                    Executive Compensation

Information required by this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Employment and Certain Other Agreement and Employee Benefit Plans” in our Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2007.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the caption “Transactions with Directors and Executive Officers” in the Proxy Statement, and is incorporated herein by reference.

Item 14.                                                    Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Accountants-Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report.

(1)

The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

Independent Registered Public Accounting Firms’ Reports.

(2)

All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)(a)

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 17th day of March, 2008.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William S. Anderson.	Director	March 17, 2008
William S. Anderson

/s/ Christian K. Bement.	Director	March 17, 2008
Christian K. Bement

/s/ Leslie E. Bider.	Director	March 17, 2008
Leslie E. Bider

/s/ Dave Brooks.	Director	March 17, 2008
Dave Brooks

/s/ Joseph J. Digange.	Director	March 17, 2008
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating
Jason P. DiNapoli	Officer, Director (Principal Executive Officer)	March 17, 2008

/s/ Marshall S. Geller.	Director	March 17, 2008
Marshall S. Geller

/s/ Dan T. Kawamoto.	Executive Vice President and
Dan T. Kawamoto	Chief Financial Officer (Principal Financial and	March 17, 2008
Accounting Officer)

/s/ Joanne C. Kozberg.	Director	March 17, 2008
Joanne C. Kozberg

/s/ Alan D. Levy.	Director	March 17, 2008
Alan D. Levy

/s/ Robert A. Moore.	Director	March 17, 2008
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 17, 2008
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and
Alan I. Rothenberg	Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ Lewis N. Wolff.	Director	March 17, 2008
Lewis N. Wolff

/s/ Richard S. Ziman.	Director	March 17, 2008
Richard S. Ziman

Exhibit Index

Exhibit #	Document

3.1.	Certificate of Incorporation of 1st Century Bancshares, Inc. (1)

3.2.	Bylaws of 1st Century Bancshares, Inc. (2)

4.1.	Form of Common Stock certificate. (3)

10.1.	Employment Agreement between Donn Jakosky and 1st Century Bank, N.A., dated March 5, 2007.

10.2.	Lease by and between Scriba Enterprises, Inc., as landlord, and 1st Century Bank, N.A., as tenant, dated February 27, 2006.

10.3.	Lease Amendment #1 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated June 9, 2006.

10.4.	Lease Amendment #2 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated October 9, 2007.

10.5.	Separation Agreement by and between 1st Century Bank, N.A. and Angelina Bingham, dated May 23, 2006.

10.6.	Equity Incentive Plan. (4)

10.7.	Equity Incentive Plan Form of Stock Option Grant Agreement. (5)

10.8.	Form of Resale Restriction Agreement.

10.9.	Form of Restricted Stock Grant Agreement. (6)

10.10.	Director and Employee Stock Option Plan. (7)

10.11.	Director and Employee Stock Option Agreement. (8)

10.12.	Founder Stock Option Plan.

10.13.	Founder Stock Option Agreement.

10.14.	Option Anti-Dilution Agreement of Richard S. Cupp, dated May 11, 2005.

10.15.	Option Anti-Dilution Agreement of Alan I. Rothenberg, dated May 11, 2005.

10.16.	Consulting Arrangement between Richard S. Cupp and 1st Century Bank, N.A.

10.17.	Employment Agreement between Richard S. Cupp and 1st Century Bank, N.A.

10.18.	Consulting Agreement between Alan I. Rothenberg and 1st Century Bank, N.A.

10.19	Employment Agreement between Dan T. Kawamoto and 1st Century Bank, N.A., dated June 1, 2007.

14.	Code of Ethics.

21.	Subsidiary of the Registrant (9)

23.1	Consent of Perry-Smith LLP.

23.2	Consent of Grant Thornton LLP.

31.1.	CEO Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

31.2.	CFO Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

32.	CEO and CFO’s Certification required under Section 906 of the Sarbanes–Oxley Act of 2002.

(1)	Previously filed as Exhibit 4.1 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(2)	Previously filed as Exhibit 4.2 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(3)	Previously filed as Exhibit 4.1 to the Company’s Form 8-A, filed with the SEC on January 31, 2008, and incorporated herein by reference.

(4)	Previously filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(5)	Previously filed as Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(6)	Previously filed as Exhibit 4.5 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(7)	Previously filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(8)	Previously filed as Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(9)	Previously filed as Exhibit 21 to the Company’s Form 8-A filed with the SEC on January 30, 2008, and incorporated herein by reference.

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$3,375	$4,687
Federal funds sold	1,470	16,505
Total cash and cash equivalents	4,845	21,192
Interest-earning deposits at other financial institutions	103	123
Investments – Available for Sale (“AFS”), at estimated fair value	36,516	42,406
Investments – Held to Maturity (“HTM”), at amortized cost	5,307	6,270
Loans, net of allowance for loan losses of $2,369 and $1,668 as of December 31, 2007 and 2006, respectively	169,864	126,312
Premises and equipment, net	937	709
Deferred tax assets	2,325	—
Accrued interest and other assets	3,958	3,740
Total Assets	$223,855	$200,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$32,708	$29,929
Interest-bearing deposits:
Interest-bearing checking	4,909	4,348
Savings and money market	52,250	30,977
Certificates of deposit less than $100,000	1,731	18,204
Certificates of deposit of $100,000 or greater	69,595	61,629
Total Deposits	161,193	145,087
Other borrowings	2,000	—
Accrued interest and other liabilities	2,050	1,556
Total Liabilities	165,243	146,643

Commitments and contingencies (note 7)

Stockholders’ Equity:

Common stock, $0.01 par value – 50,000,000 shares authorized, 9,913,884 and 9,783,722 issued and outstanding at December 31, 2007 and 2006, respectively	99	98
Additional paid-in capital	62,021	61,108
Accumulated deficit	(3,577)	(6,489)
Accumulated other comprehensive income (loss)	69	(608)

Total Stockholders’ Equity	58,612	54,109
Total Liabilities and Stockholders’ Equity	$223,855	$200,752

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Income

Years ended December 31,

(in thousands, except per share data)

	2007	2006	2005
Interest income on:
Loans	$11,144	$8,273	$3,578
Investments	1,980	2,460	1,435
Other	1,580	1,019	920
Total interest income	14,704	11,752	5,933

Interest expense on:
Deposits	4,934	2,983	1,037
Borrowings	—	49	2
Total interest expense	4,934	3,032	1,039
Net interest income	9,770	8,720	4,894

Provision for loan losses	701	504	829
Net interest income after provision for loan losses	9,069	8,216	4,065

Non-interest income	614	209	99

Non-interest expenses:
Compensation and benefits	4,968	4,594	3,553
Occupancy	783	988	670
Professional fees	1,023	1,222	685
Marketing	251	313	375
Technology	526	283	189
Other operating expenses	1,340	880	910
Total non-interest expenses	8,891	8,280	6,382
Income (loss) before income taxes	792	145	(2,218)
Income tax benefit	2,120	—	—
Net income (loss)	$2,912	$145	$(2,218)

Basic earnings (loss) per share	$0.30	$0.01	$(0.31)
Diluted earnings (loss) per share	$0.28	$0.01	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2007, 2006, and 2005

(in thousands, except share data)

	Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2004	5,280,000	$53	$26,347	$(4,624)	$(213)	$21,563
Exercise of stock options	37,000	—	193	—	—	193
Proceeds from 2nd offering	4,399,613	44	35,153	—	—	35,197
Cost associated with 2nd offering	—	—	(1,183)	—	—	(1,183)
Transfer back for 2-for-1 stock split	—	—	(208)	208	—	—
Amortization of restricted stock	—	—	157	—	—	157
Estimated compensation expense from the acceleration of vesting of stock options	—	—	29	—	—	29
Comprehensive loss:
Net loss	—	—	—	(2,218)	—	(2,218)
Net unrealized loss on investments Available for Sale, net of tax effect	—	—	—	—	(622)	(622)
Total comprehensive loss	—	—	—	(2,218)	(622)	(2,840)

Balance at December 31, 2005	9,716,613	$97	$60,488	$(6,634)	$(835)	$53,116
Exercise of stock options	43,109	1	244	—	—	245
Restricted stock issued	24,000	—	—	—	—	—
Forfeiture of restricted stock	—	—	(22)	—	—	(22)
Amortization of restricted stock	—	—	202	—	—	202
Estimated compensation expense from the acceleration of vesting of stock options	—	—	196	—	—	196
Comprehensive income:
Net income	—	—	—	145	—	145
Net unrealized gain on investments Available for Sale, net of tax effect	—	—	—	—	227	227
Total comprehensive income	—	—	—	145	227	372

Balance at December 31, 2006	9,783,722	$98	$61,108	$(6,489)	$(608)	$54,109
Restricted stock issued	15,347	—	—	—	—	—
Forfeiture of restricted stock	—	—	(29)	—	—	(29)
Net issuance of exercises of stock options, including tax benefit	114,815	1	149	—	—	150
Amortization of restricted stock	—	—	766	—	—	766
Estimated compensation expense from the acceleration of vesting of stock options	—	—	27	—	—	27
Comprehensive income:
Net income	—	—	—	2,912	—	2,912
Net unrealized gain on investments Available for Sale, net of tax effect	—	—	—	—	677	677
Total comprehensive income	—	—	—	2,912	677	3,589

Balance at December 31, 2007	9,913,884	$99	$62,021	$(3,577)	$69	$58,612

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

Years ended December 31,

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,912	$145	$(2,218)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	231	259	237
Provision for loan losses	701	504	829
Amortization of deferred loan fees, net of costs	(171)	(340)	(96)
Non-cash stock compensation	766	376	186
Net amortization (accretion) of premiums and discounts from investment securities AFS	4	(13)	28
Net accretion of discounts from investment securities HTM	(11)	(10)	(4)
Increase in accrued interest receivable and other assets	(2,461)	(188)	(432)
Increase in accrued interest payable and other liabilities	494	127	860
Net cash provided by (used in) operating activities	2,465	860	(610)
Cash flows from investing activities:
Net change in interest-earning deposits at other financial institutions	20	4,497	8,473
Activity in securities AFS:
Purchases	(11,324)	(9,139)	(33,475)
Maturities and principal reductions	12,935	12,546	6,657
Proceeds from the sale of securities	4,999	—	—
Activity in investment securities HTM:
Purchases	(197)	(99)	(4,873)
Proceeds from maturities and principal reductions	1,170	1,071	583
Loan originations, net of principal collections	(44,081)	(41,488)	(52,524)
Purchase of premises and equipment	(459)	(101)	(90)
Purchase of Federal Reserve Bank stock and Federal Home Loan Bank stock	(152)	(447)	(1,256)
Net cash used in investing activities	(37,089)	(33,160)	(76,505)
Cash flows from financing activities:
Net increase in deposits	16,105	37,998	43,074
Net proceeds from the issuance of common stock	—	—	34,014
Proceeds from FHLB of San Francisco Borrowings	2,000	—	—
Exercise of stock options	172	245	193
Net cash provided by financing activities	18,277	38,243	77,281
(Decrease) Increase in cash and cash equivalents	(16,347)	5,943	166
Cash and cash equivalents, beginning of year	21,192	15,249	15,083
Cash and cash equivalents, end of year	$4,845	$21,192	$15,249

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,912	$2,824	$954
Income Taxes	$1	$—	$—
Net (decrease) increase in unrealized loss on investments AFS	$(725)	$227	$622
Non-cash issuance of stock	$659	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Notes To Consolidated Financial Statements

(1)                                 Summary of Significant Accounting Policies

Nature of Operation

In December 2007, 1st Century Bancshares, Inc. (the “Company” or “Bancshares”) commenced operations as a bank holding company by acquiring all of the outstanding shares of 1st Century Bank, National Association (the “Bank”) in a one bank holding company reorganization. The reorganization and combination of Bancshares with the Bank was effected in a manner similar to a pooling of interests through the combination of equity interests under common control and, as such, the consolidated financial statements reflect the common stock of Bancshares as if such shares had been outstanding for all periods presented. The new corporate structure gives Bancshares and the Bank greater flexibility in terms of operations, expansion, and diversification. Bancshares was incorporated in the state of Delaware. The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association (“N.A.”) regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions, and small and medium-sized businesses and individuals in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the business client base. The Bank is subject to both the regulations and periodic examinations by the OCC, which is the federal regulatory agency. Bancshares and the Bank are collectively referred to herein as “the Company.”

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary bank. All inter- company accounts and transactions have been eliminated.

Certain items in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. A summary of our significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by management in preparation of its consolidated financial statements include the allowance for loan losses and the valuation of deferred tax assets. It is at least reasonably possible that a material change in this estimate may occur in the near term and cause actual results to differ materially.

Cash and Cash Equivalents

For the purpose of the cash flow statement, cash and cash equivalents include cash and due from banks and federal funds sold. In general, federal funds are sold for one-day and returned the next business day. As of December 31, 2007 and 2006 the Company maintained required reserves with the Federal Reserve Bank of San Francisco of approximately $1.2 million and $435,000, respectively, which are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Interest-earning Deposits at Other Financial Institutions

Interest–earning deposits at other financial institutions mature within one year and are carried at cost.

Investment Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, securities are classified in three categories. Debt securities that management has a positive intent and ability to hold to maturity are classified as “Held to Maturity” or “HTM” and are recorded at amortized cost. Debt and equity securities bought and held principally for the purpose of selling in the near term are classified as “Trading” securities and are measured at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as “Held to Maturity” or “Trading” with readily determinable fair values are classified as “Available for Sale” or “AFS” and are recorded at fair value, with unrealized gains/losses excluded from earnings and reported in other comprehensive income. The Company uses estimates for the fair values from third parties.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of investment securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank (“FHLB”) stock are carried at cost and are considered restricted equity securities and included in “Accrued interest and other assets” on the Consolidated Balance Sheets.

Loans

Loans, net are stated at the unpaid principal balances less the allowance for loan losses and unamortized deferred fees and costs. Loan origination fees and related direct costs are deferred and accreted to interest income as an adjustment to yield over the respective maturities of the loans using the effective interest method.

Interest on loans is accrued as earned on a daily basis, except where reasonable doubt exists as to the collection of interest, in which case the accrual of interest is discontinued and the loan is placed on non-accrual status.

Loans are placed on non-accrual at the time a loan is 90 days delinquent, or the loan is charged-off at an earlier date if the loan is determined to be non collectible. Interest on non-accrual loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual status. In order for a loan to return to accrual status, all principal and interest amounts owed must be brought current and future payments must be reasonably assured. At December 31, 2007 and 2006, the Company did not have any loans on non-accrual status.

The Company also evaluates loans for impairment, when principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Company analyzes loans for impairment on a loan by loan basis, using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Loans that experience insignificant payment delays or payment shortfalls are generally not considered in the impairment evaluation. At December 31, 2007 and 2006, the Company did not have any impaired loans.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from historical peer group loan loss data because the Company began operations in March 2004 and lacks historical data from the performance of loans in the loan portfolio and the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2007 and 2006 is adequate to absorb known and inherent risks in the loan portfolio.

Furniture, Fixtures and Equipment, net

Leasehold improvements and furniture, fixtures and equipment are carried at cost, less depreciation and amortization. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful life of the asset (three to five years). Leasehold improvements are depreciated using the straight-line method over the terms of the related leases or the estimated lives of the improvements, whichever is shorter.

Advertising Costs

Advertising costs are expensed as incurred.

Income taxes

The Company files consolidated federal and combined state income tax returns. Income tax expense or benefit is the total of the current year income tax payable or refundable and the change in the deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates.

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in the rates and laws. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 was effective beginning in the first quarter of fiscal year 2007. The adoption of FIN 48, effective January 1, 2007, did not have a material impact on the Company’s financial position or results of operations.

Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets and along with net income, are components of comprehensive income (loss).

Accumulated other comprehensive income (loss) consists of net unrealized gains and losses on securities Available for Sale at December 31, 2007 and 2006.

Earnings (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income or loss by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.

	Years ended December 31,
(dollars in thousands)	2007	2006	2005

Net income (loss)	$2,912	$145	$(2,218)
Average number of common shares outstanding	9,865,471	9,746,435	7,124,871
Effect of dilutive options	202,524	703,483	—
Effect of dilution of restricted stock	218,412	58,194	—
Average number of common shares outstanding used to calculate diluted earnings per common share	10,286,407	10,508,112	7,124,871

There were no anti-dilutive shares excluded from the weighted average shares outstanding calculation during 2007 and 2006.

Common shares, per share data and stock option information in the accompanying consolidated financial statements and footnotes reflect the retroactive effect of the 2-for-1 stock split in the form of a stock dividend effective on February 28, 2005, for stockholders of record at the close of business on February 15, 2005.

Fair Value of Financial Instruments

Estimated fair value amounts have been determined using available market information and appropriate valuation methods. Considerable judgment is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates of fair value in the financial statements are not necessarily indicative of the amounts the Company would receive in a current market exchange.

Stock-Based Compensation

Prior to 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”).” No compensation expense was recognized in the financial statements for stock option arrangements, as the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant. Prior to 2006, the Company also adopted the disclosure provisions of SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure on Amendment of SFAS No. 123 (“SFAS No. 148”). SFAS No. 148 requires pro-forma disclosures of the Company’s net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The Company issues new shares of common stock upon the exercises of stock options or the granting of restricted stock awards.

The following table illustrates the effect on the net loss from Company operations and net loss per share from Company operations if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation for the year ended December 31, 2005:

(dollars in thousands, except per share amounts)	2005

Net (loss) from Company operations:
As reported	$(2,218)
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,937)
Pro forma net (loss) from Company operations:	$(7,155)

Basic and diluted loss per share from Company operations as reported:	$(.31)
Basic and diluted loss per share from Company operations pro forma:	$(1.00)

The fair value of the stock options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005: dividend yield of 0%; expected volatility of 44%; risk free interest rate of 3.53% to 4.38%; and an expected option life of 7 years.

On October 20, 2005, the Board approved the acceleration of vesting for all of the then outstanding options.  As a result of the vesting acceleration under APB No. 25, 1.5 million options became exercisable immediately. However, as a condition of the acceleration, to avoid any unintended personal benefits to the Company’s directors and executive officers and provide an incentive for continued contributions to the long-term operation of the Company, the Company also imposed restrictions on the sale of the shares underlying the accelerated options held by directors and executive officers. These restrictions prevent the sale of any stock obtained through the exercise of the accelerated options prior to the lapse of the specified restriction periods that are intended to be equivalent to the original vesting schedules. Approximately 1.3 million options of the 1.5 million options accelerated are subject to restrictions on resale of any stock obtained through the exercise of the options. Expenses recognized per the Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation were approximately $27,000, $196,000, and $29,000 for the years ended December, 2007, 2006, and 2005, respectively. Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) (“SFAS No. 123R”), Share-Based Payment. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. No options have been granted since the adoption of SFAS No. 123R.

The Company granted several restricted stock awards to directors, employees, and a vendor under the Equity Incentive Plan. The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The Company will adopt the provisions of SFAS No. 157 in the first quarter of 2008.  The Company does not expect the adoption of the provisions of SFAS No. 157 to have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company adopted SFAS No. 159 on January 1, 2008 and decided not to elect the fair value option for any financial assets or liabilities at this time.

In December 2007, the FASB revised SFAS No. 141, Business Combination (“SFAS No. 141R”).  SFAS No. 141R improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  Management is currently evaluating the impact of SFAS No. 141R on the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (i.e., January 1, 2009 for entities with calendar year-ends).  Earlier adoption is prohibited.  Management is currently evaluating the impact of SFAS No. 160 on the Company.

(2)                                                         Interest-Earning Deposits at Other Financial Institutions

The Company had interest-earning deposits at other financial institutions of $103,000 with a weighted-average yield of 4.59% and $123,000 with a weighted average yield of 5.25% at December 31, 2007 and 2006, respectively.

(3)                                                         Investments

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at December 31, 2007 and 2006:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments – Available for Sale
Gov’t and Federal Agency Securities	$3,501	$16	$—	$3,517
Mortgage-backed securities	26,845	110	(89)	26,866
Collateralized mortgage obligations	6,053	80	—	6,133
	$36,399	$206	$(89)	$36,516

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments-Held to Maturity
Gov’t and Federal Agency Securities	$100	$—	$—	$100
Mortgage-backed securities	1,211	—	(15)	1,196
Collateralized mortgage obligations	3,996	24	(4)	4,016
	$5,307	$24	$(19)	$5,312

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments – Available for Sale
Gov’t and Federal Agency Securities	$7,001	$—	$(58)	$6,943
Mortgage-backed securities	31,679	10	(570)	31,119
Collateralized mortgage obligations	4,334	12	(2)	4,344
	$43,014	$22	$(630)	$42,406

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments-Held to Maturity
Gov’t and Federal Agency Securities	$100	$—	$—	$100
Mortgage-backed securities	1,421	—	(43)	1,378
Collateralized mortgage obligations	4,749	20	(19)	4,750
	$6,270	$20	$(62)	$6,228

The Company did not have investment securities categorized as “Trading” at December 31, 2007 and 2006.  Net unrealized gains on investment securities Available for Sale totaling $117,000 were recorded, net of tax of $48,000 as accumulated other comprehensive income within stockholders’ equity at December 31, 2007.  Net unrealized losses on investment securities Available for Sale totaling $608,000 were recorded as accumulated other comprehensive loss within stockholders’ equity at December 31, 2006.

At December 31, 2007, the carrying amount of securities pledged to the FHLB of San Francisco, to secure a borrowing facility, was $4.3 million.  The Company had $2.0 million in outstanding borrowings at the rate of 3.75% with the FHLB of San Francisco at December 31,

2007.  At December 31, 2006, the carrying amount of securities pledged to the FHLB of San Francisco, to secure a borrowing facility, was $14.4 million.  The Company did not have any borrowings outstanding at December 31, 2006.

Additionally, at December 31, 2007, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $37.5 million.  Of the $37.5 million in pledged securities, $35.8 million was designated Available for Sale and $1.7 million was designated Held to Maturity.  At December 31, 2006, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure deposits received from them was $34.2 million.  Of the $34.2 million pledged securities, $32.2 million was designated Available for Sale and $2.0 million was designated Held to Maturity.  At December 31, 2007 and 2006, deposits from the State of California were $32.0 million and $30.0 million, respectively.

The fair value of AFS securities, the amortized cost for HTM securities, and the weighted average yield of investment securities by contractual maturity at December 31, 2007 are as follows:

(dollars in thousands)

Available for Sale	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
US Government Agency	$3,517	5.21%	$—	—%	$—	—%	$—	—%	$3,517	5.21%
Mortgage-backed securities	2,883	3.06	1,427	4.31	6,408	4.56	16,148	4.96	26,866	4.63
Collateralized Mortgage Obligations	—	—	—	—	—	—	6,133	5.37	6,133	5.37
Total	$6,400	4.24%	$1,427	4.31%	$6,408	4.56%	$22,281	5.07%	$36,516	4.81%

Held to Maturity	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
US Government Agency	$100	4.93%	$—	—%	$—	—%	$—	—%	$100	4.93%
Mortgage-backed securities	—	—	—	—	—	—	1,211	4.59	1,211	4.59
Collateralized Mortgage Obligations	—	—	—	—	—	—	3,996	5.11	3,996	5.11
Total	$100	4.93%	$—	—%	$—	—%	$5,207	5.07%	$5,307	4.99%

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	—	—	89	12,380
Collateralized Mortgage Obligations	—	—	—	—
Total Securities Available for Sale	$—	$—	$89	$12,380

Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	15	1,196	—	—
Collateralized Mortgage Obligations	4	473	—	—
Total Securities Held to Maturity	$19	$1,669	$—	$—

Information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$1	$1,999	$57	$4,944
Mortgage-backed Securities	42	5,593	528	24,607
Collateralized Mortgage Obligations	2	893	—	—
Total Securities Available for Sale	$45	$8,485	$585	$29,551

Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$—	$100	$—	$—
Mortgage-backed Securities	—	—	43	1,378
Collateralized Mortgage Obligations	4	2,417	15	591
Total Securities Held to Maturity	$4	$2,517	$58	$1,969

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2007, the market value of securities which were in an unrealized loss position and which have been in a continuous loss position for 12 months or more totaled $12.4 million, with unrealized losses of $89,000.  For investments in an unrealized loss position at December 31, 2007, the Company has the intent and ability to hold these investments until the full recovery of their carrying value.  All individual securities that have been in a continuous loss position for 12 months or longer at December 31, 2007 had investment grade ratings upon purchase.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ investment grade status at December 31, 2007.  Therefore, none of the securities are considered other-than-temporarily impaired at December 31, 2007.

(4)                                 Loans

As of December 31, 2007 and 2006, gross loans outstanding totaled $172.4 million and $128.1 million, respectively, within the following loan categories:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial loans(1)	$95,617	55.5%	$92,849	72.4%
Real estate – residential mortgage	3,551	2.0%	4,728	3.7%
Real estate – commercial mortgage	42,394	24.6%	20,710	16.2%
Real estate – land and construction	13,446	7.8%	—	—%
Home equity	9,850	5.7%	6,797	5.3%
Consumer and Other (2)	7,506	4.4%	3,051	2.4%
Loans, gross	172,364	100.0%	128,135	100.0%
Less - net unearned fee income	(131)		(155)
Less - allowance for loan losses	(2,369)		(1,668)
Loans, net	$169,864		$126,312

(1)          Unsecured commercial loan balances were approximately $22.0 million and $33.1 million at December 31, 2007 and 2006, respectively.

(2)          Unsecured consumer loan balances were approximately $5.9 million and $2.7 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007, substantially all of the Company’s loan customers are located in Southern California.

There were no impaired or nonaccrual loans at December 31, 2007 and 2006.

The following is a summary of activity for the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005:

	December 31,
(dollars in thousands)	2007	2006	2005
Beginning balance	$1,668	$1,164	$335
Provision for loan losses	701	504	829
Charge off’s	—	—	—
Recoveries	—	—	—
Ending balance	$2,369	$1,668	$1,164

An allowance for losses on undisbursed commitments to extend credit of $166,000 and $127,000 at December 31, 2007 and 2006, respectively, is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $67.5 million and $52.1 million at December 31, 2007 and 2006, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments are reported in “Accrued interest and other liabilities” within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

(5)                                 Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Such loans are made in the ordinary course of business at rates and terms no more favorable than to those offered to other customers with similar credit standings not affiliated with the Company. Gross loan commitments for officers and directors of the Company at December 31, 2007 and 2006 were $21.3 million and $15.3 million, respectively. The outstanding balances for these loans were $9.7 million and $11.3 million at December 31, 2007 and 2006, respectively.

The following is a summary of related party loan activity for the years ended December 31, 2007 and 2006:

	December 31,
(dollars in thousands)	2007	2006
Beginning Balance	$11,258	$9,054
Credits granted	861	3,462
Repayments	(2,411)	(1,258)
Ending Balance	$9,708	$11,258

Deposits by officers and directors of the Company at December 31, 2007 and 2006 amounted to approximately $7.2 million and $9.9 million, respectively.

(6)                            Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2007 and 2006 are comprised of the following:

	December 31,
(dollars in thousands)	2007	2006
Leasehold improvements	$503	$478
Furniture & equipment	814	912
Software	202	—
Construction in progress	330	—
Total	1,849	1,390
Accumulated depreciation	(912)	(681)
Premises and equipment, net	$937	$709

Depreciation and amortization for the years ended December 31, 2007, 2006, and 2005 amounted to $231,000, $259,000, and $237,000, respectively.

(7)                            Commitment and Contingencies

Commitments to Extend Credits

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $63.1 million and $47.5 million in commitments to extend credit to customers and $4.2 million and $4.6 million in standby/commercial letters of credit at December 31, 2007 and 2006, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $207,000 and $23,000 as of December 31, 2007 and 2006, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense was $435,000, $652,000, and $376,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The projected minimum rental payments under the term of the lease at December 31, 2007 are as follows:

Years ending December 31
2008	$570,000
2009	583,000
2010	597,000
2011	603,000
2012	632,000
Thereafter	1,344,000
$4,329,000

In October 2007, the Company entered into a ten-year lease for additional ground floor office space at its headquarters location effective December 1, 2007.  This location is the Company’s Private Banking Center and was opened in January 2008.

In April 2006, the Company opened a loan production office in the South Bay area of Los Angeles County.  In December 2006, a decision was made to abandon the lease due to insufficient business generated.  In December 2006, the Company expensed approximately $174,000 in connection with the lease abandonment and included this in occupancy expenses.

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2007 and 2006, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures.  The amounts shown below include restricted stock granted in October 2005, May 2006, as well as, January, May, June, and November 2007.

Years ending December 31,
2008	$775,000
2009	533,000
2010	183,000
2011	11,000
$1,502,000

(8)                            Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$32,708	20.3%	$29,929	20.6%
Interest bearing demand deposits	4,909	3.0%	4,348	3.0%
Savings and money market demand deposits	52,250	32.4%	30,977	21.4%
Certificates of deposit	71,326	44.3%	79,833	55.0%
	$161,193	100.0%	$145,087	100.0%

The aggregate amount of certificates of deposits of $100,000 or more at December 31, 2007 and 2006 was $69.6 million and $61.6 million respectively.  At December 31, 2007, the Company had four deposit accounts with the State of California Treasurer’s Office for a total of $32.0 million that represented 19.9% of total deposits. The State of California Treasurer’s Office deposits are scheduled to mature as follows:  $10 million on January 10, 2008; $6 million on March 5, 2008; $10 million on March 13, 2008; and $6 million on March 21, 2008.  The Company renewed the $10 million matured on January 10, 2008 and the next maturity date is on April 10, 2008.  The Company intends to renew these deposits at maturity.

At December 31, 2007, the maturity distribution of certificates of deposit of $100,000 or more, including State of California Treasurer’s Office deposits, was as follows: $65.0 million maturing in six months or less and $4.6 million maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of our certificates of deposit at December 31, 2007.

		Greater than
		Six months
	Six months	through	Greater than
(dollars in thousands)	and less	one year	one year
0.00% to 2.99%	$6,245	$—	$—
3.00% to 3.99%	32,859	3,551	7
4.00% to 4.99%	21,058	220	—
5.00% to 5.99%	6,332	1,054	—
Total	$66,494	$4,825	$7

(9)                            Other Borrowings

At December 31, 2007, the Company had a $4.0 million line of credit secured by investment securities and a $48.8 million line of credit secured by a blanket lien of eligible loans at the FHLB of San Francisco.  The Company also had $30.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company had $2.0 million in outstanding overnight borrowings at a rate of 3.75% with the FHLB of San Francisco at December 31, 2007.  The Company did not have any borrowings outstanding at December 31, 2006.

(10)                     Non-interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2007, 2006, and 2005.

(dollars in thousands)	2007	2006	2005
Loan arrangement fees	$219	$—	$—
Loan syndication fees	196	1	—
Service charges and other operating income	199	208	99
Total non-interest income	$614	$209	$99

Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider in mid 2007.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider immediately after funding.  All purchase commitments are supported by a collateralized certificate of deposit.

The loan syndication fees are related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility.

Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income which mainly consists of outgoing funds transfer wire fees.

(11)                     Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2007, 2006, and 2005.

(dollars in thousands)	2007	2006	2005
Provision for off-balance sheet commitments	$39	$(66)	$145
Loan expense	87	55	91
Insurance	67	81	71
Stationery and supplies	78	52	32
Telephone	71	75	54
Customer parking	41	56	42
Correspondent bank fees	19	20	42
Employee training	33	77	44
Regulatory assessments	177	75	52
Board of directors fees/non-cash stock expenses	151	90	129
Other expenses	577	365	208
Total other operating expenses	$1,340	$880	$910

(12)                     Income Taxes

The income tax benefit consists of the following for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	322	49	(754)
State	103	10	(155)
Change in valuation allowance	(2,545)	(59)	909

Income tax benefit	$(2,120)	$—	$—

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2007, 2006, and 2005 to the income (loss) before income tax provision and the effective tax rate are as follows:

	2007		2006		2005
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision (benefit) at statutory rate	$269	34%	$49	34%	$(754)	34%
Changes due to:
State franchise tax, net of federal income tax	86	11%	10	7%	(155)	7%
Effect of meals & entertainment	43	5%	—	—	—	—
Valuation allowance	(2,545)	(322)%	(59)	(41)%	909	(41)%
Other, net	27	4%	—	—	—	—
Total income tax benefit	$(2,120)	(268)%	$—	0%	$—	0%

The major components of the net deferred tax assets at December 31, 2007 and 2006 are as follows:

(dollars in thousands)	2007	2006
Deferred tax assets:
Net operating losses	$880	$1,445
Pre-opening expenses	153	284
Equity compensation	307	—
Accrual to cash adjustment	—	85
Provision for loan losses	896	684
Unrealized loss on AFS securities	—	249
Other	137	245
Total deferred tax assets	2,373	2,992

Deferred tax liabilities:
Net unrealized gains on investment securities	48	—
Total deferred tax liabilities	48	—
Valuation allowance	—	(2,992)
Net deferred tax assets	$2,325	$—

At December 31, 2007, the Company believes it is more likely than not that it will realize the deferred tax assets in future periods based upon the 2006 and 2007 historical profits; therefore, no valuation allowance has been provided. No uncertain tax positions were identified as of December 31, 2007 in accordance with FIN 48.  The Company had no tax reserve for uncertain tax positions at December 31, 2007.  The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months.  In accordance with FIN 48, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  At December 31, 2007, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

During 2007, the Company utilized $1.0 million of net operating loss carryforwards.  As of December 31, 2007, the Company had net operating loss carryforwards of approximately $2.1 million.  For federal tax purposes, the carryforwards expire beginning in 2024, and for California tax purposes, the carryforwards expire beginning in 2014.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2004.

(13)         Regulatory Matters

The Company and the Bank are subject to the various regulatory capital requirements administered by federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2007, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

As of December 31, 2007, the actual capital ratios for the Company and the Bank were the same.  The Company’s and the Bank’s actual capital ratios as of December 31, 2007 and 2006 are presented in the table below:

					For the Bank To be
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total Risk-Based Capital Ratio	$59,877	30.07%	$15,931	8.00%	$19,914	10.00%
Tier I Risk-Based Capital Ratio	$57,387	28.82%	$7,966	4.00%	$11,949	6.00%
Tier I Leverage Ratio	$57,387	24.32%	$9,440	4.00%	$11,800	5.00%

December 31, 2006
Total Risk-Based Capital Ratio	$56,511	37.18%	$12,159	8.00%	$15,199	10.00%
Tier I Risk-Based Capital Ratio	$54,716	36.00%	$6,080	4.00%	$9,120	6.00%
Tier I Leverage Ratio	$54,716	28.08%	$7,793	4.00%	$9,741	5.00%

Dividends

In the ordinary course of business, Bancshares is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.  Currently, the Bank is prohibited from paying dividends to Bancshares until such time as the accumulated deficit is eliminated.

To date, Bancshares has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by our Board of Directors, as well as our legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

(14)         Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salary on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participant. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of its employee’s for the years ended December 31, 2007, 2006, and 2005 were $96,000,  $104,000, and $80,000, respectively.

(15)         Stock Based Compensation

Prior to 2006, the Company accounted for share-based compensation to employees under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees.  On October 20, 2005, the Board approved the acceleration of vesting for all of the then outstanding options. Expenses recognized per the Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation were approximately $27,000, $196,000, and

$29,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

On January 1, 2006, the Company began recognizing compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) (“SFAS No. 123R”), Share-Based Payment.  The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods.  No options have been granted since the adoption of SFAS No. 123R.

The Company granted several restricted stock awards to directors and employees under the Equity Incentive Plan.  On October 20, 2005, the Company granted 24,000 restricted stock awards to the directors with a vesting period of three months and 31,000 restricted stock awards to certain employees with a cliff vesting period of three years. On May 1, 2006, the Company granted 26,500 restricted stock awards to the directors and 50,000 restricted stock awards to employees with a cliff vesting period of three years.  On January 25, 2007, the Company granted 40,000 restricted stock awards to certain employees with various cliff vesting periods: 5,000 awards vesting on the grant date, 5,000 awards with a cliff vesting period of eight months, 10,000 awards with a cliff vesting period of twenty-one months, 10,000 awards with a cliff vesting period of thirty-two months, and 10,000 awards with a cliff vesting period of three years. Also, in January 2007, the Board granted 5,347 restricted stock awards to consultants, which immediately vested.  On May 1, 2007, the Company granted 127,500 restricted stock awards to certain employees with cliff vesting period of three years.  On June 1, 2007, the Board granted 50,000 restricted stock awards to one employee with graded vesting over four years.  On November 1, 2007 the Company granted 24,000 restricted stock awards to the directors with a cliff vesting period of three years and 1,500 restricted stock awards to one employee with a cliff vesting period of three years.  The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Non-cash stock compensation expense recognized in the income statement related to the restricted stock awards was $766,000 in 2007, $376,000 in 2006, and $186,000 in 2005.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Years ended December 31,
	2007		2006		2005
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning Balance	83,000	$8.49	55,000	$6.85	—	$—
Granted	248,347	7.37	76,500	9.33	55,000	6.85
Vested	(15,347)	8.47	(24,000)	6.85	—	—
Forfeited	(14,250)	8.00	(24,500)	9.03	—	—
End of period	301,750	$7.59	83,000	$8.49	55,000	$6.85

The intrinsic value of restricted stock vested during the years ended December 31, 2007, 2006, and 2005 was $0, $64,000, and $0, respectively.

The following table represents the status of all optioned shares and exercise price for 2004 Founder Stock Option Plan for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
2004 Founder Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	135,700	$5.00	138,700	$5.00	141,700	$5.00
Granted	—	$—	—	$—	—	$—
Exercised	(2,000)	$5.00	(3,000)	$5.00	(3,000)	$5.00
Cancelled	—	$—	—	$—	—	$—
Ending Balance	133,700	$5.00	135,700	$5.00	138,700	$5.00

The remaining contractual life of the 2004 Founder Stock Options outstanding was 6.16 and 7.07 years at December 31, 2007 and 2006, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at December 31, 2007, 2006, and 2005.

The following table represents the status of all optioned shares and exercise price for the Director and Employee Stock Option Plan for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,904,554	$6.08	1,990,654	$6.09	1,331,600	$5.05
Granted	—	$—	—	$—	731,554	$7.90
Exercised	(112,815)	$5.05	(40,109)	$5.74	(34,000)	$5.22
Cancelled	(636,066)	$6.47	(45,991)	$7.03	(38,500)	$5.24
Ending Balance	1,155,673	$5.96	1,904,554	$6.08	1,990,654	$6.09

The remaining contractual life of the Director and Employee Stock Options outstanding was 6.47 and 7.39 years at December 31, 2007 and 2006, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2007, 2006, and 2005.

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2007 was $1.2 million.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $6.00 on December 31, 2007, and the exercise prices multiplied by the number of options outstanding.  The total intrinsic value of options exercised was approximately $238,000, $146,000 and $107,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table details the amount of shares authorized and available under all stock plans as of December 31, 2007.

Share Reserve (1)	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2,784,000	234,271	1,591,123	958,606

(1) Adjusted for stock split

(16)         Estimated Fair Value Information

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many cases, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value are explained below.

Cash and cash equivalents

The carrying amounts are considered to be their estimated fair value because of the short-term maturity of these instruments which includes federal funds sold.

Interest-earning deposits at other financial institutions

The carrying amounts of interest-earning deposits maturing within ninety days approximate their fair values. Fair values of other interest-earning deposits are estimated using discounted cash flow analysis based on current rates of similar types of deposits.

Investment Securities

For investment securities, the estimated fair values are based on quoted market prices obtained from independent pricing sources.

FRB and FHLB Stock

FRB and FHLB stock is included in “Accrued interest and other assets” on the Consolidated Balance Sheets.  For FRB and FHLB stock, the carrying amount is equal to the estimated fair value as the stock may be sold back to FRB or FHLB at the carrying value.

Loans, net

The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Off-balance sheet credit-related instruments

The fair value of commitments, which include standby letters of credit and commercial letters of credit, are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The related fees are not considered material to the financial statements as a whole and the fair market value of the off-balance sheet credit-related instruments cannot be readily determined.

Deposits

The estimated fair value approximates carrying value for demand deposits. The estimated fair value of interest-bearing checking, savings, and money market deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar products.

The estimated fair value for the certificates of deposit accounts are considered to be equivalent to the carrying amount due to the fact that the stated maturities are all within one year of December 31, 2007.

Other Borrowings

At December 31, 2007, other borrowings consisted of an overnight FHLB of San Francisco advance.  The fair value of the overnight FHLB of San Francisco advance was considered to be equivalent to the carrying amount due to the short-term maturity.

Accrued Interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

Summary

The estimated fair value and carrying amounts of the financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$4,845	$4,845	$21,192	$21,192
Interest-earning deposits at other financial institutions	103	103	123	123
Investment securities	41,823	41,828	48,676	48,634
Federal Reserve Bank stock	1,688	1,688	1,649	1,649
Federal Home Loan Bank stock	982	982	868	868
Loans, net	169,864	170,021	126,312	127,263
Accrued interest receivable	954	954	908	908

Liabilities
Noninterest bearing deposits	$32,708	$32,708	$29,929	$24,379
Interest-bearing deposits	128,485	128,483	115,158	114,124
Other borrowings	2,000	2,000	—	—
Accrued interest payable	317	317	295	295

(17)         Parent Company only Condensed Financial Information

Bancshares commenced operations in December 2007.  As a result, comparative financial information is not available.  The information below is presented as of December 31, 2007 and the year then ended.

Condensed Balance Sheet

(dollars in thousands)	December 31, 2007
Assets

Investment in Subsidiary Bank	$58,612

Total Assets	$58,612

Liabilities and Stockholders’ Equity

Common stock	$99
Additional paid-in capital	62,021
Accumulated deficit	(3,577)
Accumulated other comprehensive income	69
Total Stockholders’ Equity	$58,612

Total Liabilities and Stockholders’ Equity	$58,612

Condensed Statement of Income

For the
Year ended
(dollars in thousands)	December 31, 2007
Interest income	$—
Interest expense	—
Net interest income	—
Dividends received from subsidiary bank	—
Less other expenses	—
Income before taxes	—
Income tax expense	—
Income before equity in undistributed income of subsidiary bank	—
Equity in undistributed income of subsidiary bank	2,912
Net income	$2,912

Condensed Statement of Cash Flows

(dollars in thousands)	For the Year Ended December 31, 2007
Cash flows from operating activities:
Net Income	$2,912
Adjustments to reconcile net income to net cash provided by (used in) operations:	—
Amortization of restricted stock award	—
Equity in undistributed net income of subsidiary bank	(2,912)
Net change in other assets and liabilities	—
Net cash provided by (used in) operating activities	—

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—
Equity investment in subsidiary bank	—
Net cash provided by (used in) financing activities	—
Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of year	—
Cash and cash equivalents, end of year	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of 1st Century Bancshares, Inc. as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended.  We also have audited 1st Century Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  1st Century Bancshares, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, 1st Century Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ Perry-Smith LLP

Sacramento, California
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bank. N.A.

We have audited the accompanying statements of financial condition of 1st Century Bank, N.A. (the “Bank”) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bank, N.A. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments.

/s/ Grant Thornton LLP

Woodland Hills , California
March 13, 2007