Form 10-K/A
period 2007-12-31
1st Century Bancshares, Inc.
filed 2008-04-29
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

9,913,884 shares of Common Stock of the registrant were outstanding at April 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1st Century Bancshares, Inc.

Index to

Form 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends 1st Century Bancshares, Inc.’s (“1st Century Bancshares”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the U.S. Securities and Exchange Commission on March 17, 2008 (the “Original Filing”). 1st Century Bancshares is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to 1st Century Bancshares’ definitive proxy statement for the 2008 Annual Meeting of Stockholders. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance

Information About Directors And Executive Officers

The table below shows the present executive officers and members of the Board of Directors of 1st Century Bancshares, their ages as of March 31, 2008, the date on which they first became a director or executive officer of 1st Century Bancshares and their business experience during the past five years.

Name	Relationship to 1st Century Bancshares	Age	Director or Executive Officer of 1st Century Bancshares Since	Business Experience During the Past Five Years

William S. Anderson	Director	49	September 2007

Chairman, Chief Executive Officer of First Beverage Capital; former Executive Vice President of Topa Equities, Ltd.; former President of Topa Properties, Ltd.; former attorney with O’Melveny & Myers; director on the Boards of Acacia Research Corporation, Topa Insurance Company, and PGP Capital Advisors; serves on the Advisory Board of Lineage Capital Partners; and Board advisor to New Belgium Brewing Company.

Christian K. Bement	Director	65	September 2007	President and Chief Executive Officer of Earl Scheib, Inc.; and director on the Board of Sun Healthcare Group, Inc. (Nasdaq: SUNH).

Leslie E. Bider	Director	57	November 2007

Chief Strategist of ITU Ventures; former Executive in Residence of Evaluation Partners; former Chairman of the Board and Chief Executive Officer of Warner/Chappell Music, Inc.; and director on the Boards of Douglas Emmett, Inc. (NYSE: DEI), and OSI Systems, Inc. (NASDAQ: OSIS).

Dave Brooks	Director	72	September 2007

Retired Owner, President and Chief Executive Officer of Mara Escrow Company of Beverly Hills; current owner, officer and director of Canon Escrow and Scright Escrow; owner of M.A.R.A., Inc. and its subsidiaries; and appears as expert witness in connection with escrow litigation.

Name	Relationship to 1st Century Bancshares	Age	Director or Executive Officer of 1st Century Bancshares Since	Business Experience During the Past Five Years

Joseph J. Digange	Director	81	September 2007	Retired President, Chief Operating Officer and Director of former Western Bank.

Jason P. DiNapoli	President, Chief Operating Officer, Director & Corporate Secretary	39	September 2007

Current President, Chief Executive Officer, Director and Corporate Secretary of 1st Century Bank, N.A (subsidiary of 1st Century Bancshares, Inc.).; Former Executive Vice President and Former Senior Vice President, 1st Century Bank, N.A.; and Vice President Finance, J P DiNapoli Companies Inc.

Marshall S. Geller	Director	69	September 2007

Senior Managing Director and Founding Partner of St. Cloud Capital, LLC Funds I and II; Non-Executive Chairman of the Board of ShopNBC-Value Vision Media, Inc. (NASDAQ: VVTV); and director on the Boards of GP Strategies Corporation (NYSE: GPX), National Holdings (NHLD.OB), SCPIE Holdings, Inc. (NYSE: SKP), and Guidance Software, Inc. (NASDAQ: GUID).

Eric M. George	Director Nominee	39	—	Partner of Dreier Stein Kahan Browne Woods George, LLP; Member of State Judicial Selection Advisory Committee; Deputy of Federal Judicial Selection Committee; and director on the Board of Bet Tzedek

Donn B. Jakosky	Executive Vice President & Chief Credit Officer of 1st Century Bank, N.A. (subsidiary of 1st Century Bancshares, Inc.)	54	September 2007

Current Executive Vice President & Chief Credit Officer of 1st Century Bank, N.A (subsidiary of 1st Century Bancshares, Inc.).; Senior Vice President & Senior Credit Administrator, Mellon 1st Business Bank; and Senior Vice President & Senior Credit Officer, First Federal Bank.

Dan T. Kawamoto	Executive Vice President & Chief Financial Officer	57	September 2007

Executive Vice President & Chief Financial Officer of 1st Century Bank, N.A. (subsidiary of 1st Century Bancshares, Inc.); Former Interim Chief Financial Officer of 1st Century Bank, N.A.; Former Executive Vice President of Comerica Bank – Western Market

Joanne C. Kozberg	Director	63	September 2007	Partner-in-charge of Los Angeles office for California Strategies consulting firm; and former President of The Music Center of Los Angeles County.

Daisy W. Lee	Vice President & Controller	34	September 2007

Current Vice President & Controller of 1st Century Bank, N.A. (subsidiary of 1st Century Bancshares, Inc.); Former Vice President, Financial Planning at Vineyard Bank, N.A.; Former Vice President, Financial Reporting Manager at Vineyard Bank, N.A.

Alan D. Levy	Director	69	September 2007	Chairman of the Board and Chief Executive Officer of Tishman International Companies.

Robert A. Moore	Director	65	September 2007	Retired Executive Vice President & Chief Credit Officer of 1st Century Bank, N.A.; and Executive Vice President and Chief Credit Officer of City National Bank.

Name	Relationship to 1st Century Bancshares	Age	Director or Executive Officer of 1st Century Bancshares Since	Business Experience During the Past Five Years

Barry D. Pressman, M.D.	Director	64	September 2007	Physician, Radiologist, Chairman of the Department of Imaging, Cedars-Sinai Medical Center.

Alan I. Rothenberg	Chairman of the Board of Directors and Chief Executive Officer	68	September 2007

Chairman of the Board of Directors of 1st Century Bank, N.A. (subsidiary of 1st Century Bancshares, Inc.); Retired partner of Latham & Watkins; mediator and arbitrator and a consultant to major corporations; Chairman of Premier Partnerships, a sports and entertainment marketing and consulting firm; President of the Los Angeles Board of Airport Commissioners; and Director on the Boards of Zenith National Insurance Corp. (NYSE:ZNT) and California Pizza Kitchen (NASDAQ:CPKI).

Nadine Watt	Director Nominee	39	—

President of Watt Plaza Twin Towers, Inc.; Director of Marketing of Watt Companies; Former Vice President of Watt Genton Associates; Membership co-chair for the Los Angeles Business Council; Serves on Executive Committee for Los Angeles Real Estate and Construction council for the City of Hope; Director on the Boards of Best Buddies California and California Science Center

Lewis N. Wolff	Director	72	September 2007	Chairman and Chief Executive Officer of Wolff Urban Development, LLC; Owner of the Oakland Athletics; and Director on the Board of Sunstone Hotel Investors, Inc. (NYSE:SHO).

Richard S. Ziman	Director	65	November 2007	Chairman of the Board of AVP Advisors, LLC; Former Chairman of the Board and CEO of Arden Realty, Inc.

Family Relationships

There are no family relationships among any of our directors, executive officers, or persons nominated to become a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons who own more than ten percent of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Directors, executive officers and greater-than-ten percent stockholders are required by the SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended.

Based solely on a review of copies of reports submitted to us, we believe that all of our directors and executive officers, as well as persons who own more than ten percent of our common stock, filed all required reports on a timely basis during 2007.

Code of Ethics

We expect all of our directors, executive officers and employees to adhere to the highest standards of ethics and business conduct with each other, customers, stockholders and communities we serve and to comply with all applicable laws, rules and regulations that govern our business.  We have adopted a Code of Ethics that applies to 1st Century Bancshares principal executive officer, principal financial officer and principal accounting officer.  We will provide any person without charge a copy of our Code of Ethics upon our receipt of a written request addressed to our Corporate Secretary, Jason P. DiNapoli, at 1875 Century Park East, Suite 1400, Los Angeles, California 90067.

Board Qualification and Selection Process

It is the view of our Nominating and Corporate Governance Committee that the members of our Board of Directors should possess the highest personal and professional ethics and integrity and be devoted to representing the best interests of 1st Century Bancshares and its stockholders.  Members of the Board of Directors are expected to act in a manner consistent with the duties of care and loyalty owed to 1st Century Bancshares.  Other factors significant to a director’s qualification for membership on our Board of Directors include background and experience working for or serving on the board of directors of commercial and community banks or other not-for-profit or corporate board of directors,  an ability to serve as a significant and active resource for referrals and business development, and an ability to work together with other members of the Board of Directors.

Consideration of Stockholder Nominees

The policy of the Nominating and Corporate Governance Committee is to consider properly submitted stockholder recommendations for candidates for membership on our Board of Directors.  The Nominating and Corporate Governance Committee will consider nominees recommended by our stockholders provided that the recommendation is made in compliance with the terms and conditions of our bylaws. Candidates recommended by stockholders that comply with the procedures set out in our bylaws will receive the same consideration that candidates recommended by the Nominating and Corporate Governance Committee receive.

Our bylaws provide for the nomination of directors in the following manner:

“Section 5. Nominations and Proposals. Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the stockholders may be made at any Annual Meeting of stockholders only (a) pursuant to the Corporation’s notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for in these Bylaws, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 5.

For nominations or other business to be properly brought before an Annual Meeting of stockholders by a stockholder pursuant to clause (c) of the preceding sentence, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business (a) must otherwise be a proper matter for stockholder action under applicable law, (b) must not, if implemented, cause the Corporation to violate any applicable state, federal or foreign law or regulation, each as determined in good faith by the Board of Directors and (c) if the stockholder, or the beneficial owner on whose behalf any such proposal or nomination is made, has provided the Corporation with a Solicitation Notice (as defined below), such stockholder or beneficial owner must, in the case of a proposal, have delivered a proxy statement and form of proxy to holders of at least the percentage of the Corporation’s voting shares required under applicable law to carry any such proposal, or, in the case of a nomination(s), have delivered a proxy statement and form of proxy to holders of a percentage of the Corporation’s voting shares reasonably believed by such stockholder or beneficial holder to be sufficient to elect the nominee(s) proposed to be nominated by such stockholder, and must, in either case, have included in such materials the Solicitation Notice; and (d) if no Solicitation Notice relating thereto has been timely provided pursuant to this Section 5, the stockholder or beneficial owner proposing such business or nomination must not have solicited a number of proxies sufficient to have required the delivery of such a Solicitation Notice under this Section. No person may be appointed, nominated or elected a director of the Corporation unless such person, as of the time of the notice of nomination provided for pursuant to this Section 5 and as of the time of appointment or election, would then be able to serve as a director without conflicting in any manner with any applicable state, federal or foreign law or regulation, as determined in good faith by the Board of Directors.

To be timely, a stockholder’s notice shall be delivered to and received by the Secretary at the principal executive offices of the Corporation (a) not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting, or (b) not later than the close of business on the 45th calendar day, nor earlier than the close of business on the 75th calendar day, prior to the first anniversary of the date on which the Corporation first mailed its proxy materials for the preceding year’s annual meeting, whichever period described in clause (a) or (b) of this sentence occurs first; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary of the preceding year’s annual meeting, any notice by the stockholder of business or the nomination of directors for election or reelection to be brought before the annual meeting to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made;

provided, further, that in the event the number of directors constituting the entire Board of Directors of the Corporation is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Corporation at least 70 days prior to the first anniversary of the date on which the Corporation first mailed to stockholders notice of the preceding year’s annual meeting, a stockholder’s notice required under this Section 5 shall also be considered timely, but only with respect to nominees for new directorships created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation. In no event shall the public announcement of an adjournment or postponement of a stockholder meeting commence a new time period for the giving of a stockholder’s notice as described above.

Such stockholder’s notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (or any successor thereto) (the “Exchange Act”) and Rule 14a-11 thereunder (or any successor thereto) (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), (ii) a written statement executed by such person acknowledging that as a director of the Corporation, such person will owe a fiduciary duty under the DGCL exclusively to the Corporation and its stockholders and (iii) such other information as the Corporation may reasonably require to determine the qualifications of such proposed nominee to serve as a director of the Corporation, (b) as to each person whom the stockholder proposes to nominate for election or reelection as a director, a certification by such stockholder and such nominee that such nominee is eligible to serve as a director in accordance with this Section 5 as of the date of the notice of nomination and will be eligible to serve as a director in accordance with this Section 5 as of the time of the election, (c) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (d) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address, as they appear on the Corporation’s books, of the stockholder, such beneficial owner, and any other stockholders and beneficial owners known by such stockholder or such beneficial owner to be supporting such proposed business or nominees, (ii) the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner, (iii) whether either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of, in the case of a proposal, at least the percentage of the Corporation’s voting shares required under applicable law to carry the proposal or, in the case of a nomination(s), a sufficient number of holders of the Corporation’s voting shares to elect such nominee(s) (an affirmative statement of such intent, a “Solicitation Notice”) and (iv) a copy of any such Solicitation Notice.

For purposes of this Section 5, “public announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

At a Special Meeting of stockholders, only such business as is set forth in the Corporation’s notice of meeting shall be conducted at the meeting. Nominations of persons for election to the Board of Directors may be made at a Special Meeting of stockholders at which directors are to be elected pursuant to the Corporation’s notice of meeting (a) by or at the direction of the Board of Directors or (b) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this paragraph and who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this paragraph. In the event the Corporation calls a Special Meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Corporation’s notice of meeting, if the stockholder’s notice required by the fourth paragraph of this Section 5 shall be delivered to the Secretary at the principal executive offices of the Corporation not earlier than the close of business on the 120th day prior to such Special Meeting and not later than the close of business on the later of the 90th day prior to such Special Meeting or the 10th day following the day on which public announcement is first made of the date of the Special Meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment or postponement of a Special Meeting commence a new time period for the giving of a stockholder’s notice.

Notwithstanding any provision herein to the contrary, (a) no business shall be conducted at a stockholders meeting except in accordance with the procedures set forth in this Section 5 and (b) only persons nominated in accordance with the procedures set forth in this Section 5, and who meet the eligibility requirements set forth in this Section 5, shall be eligible for election as directors. The officer of the Corporation presiding at a meeting of stockholders shall, if the facts warrant, determine that the business or the nomination, as the case may be, was not properly brought before the meeting in accordance with the procedures prescribed by these Bylaws and, if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted and any such nomination shall not stand for election or reelection.

In addition to and not to the exclusion of the foregoing provisions of this Section 5, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations promulgated thereunder with respect to matters set forth in this Section 5. Nothing in this Section 5 shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation’s proxy statement pursuant to Rule 14a-8 under the Exchange Act.”

In evaluating potential nominees, the Nominating and Corporate Governance Committee will look at the same factors described above under the heading “Board Qualification and Selection Process.” For those candidates who meet the criteria, the Board of Directors will conduct a due diligence review of the candidates’ qualifications and interview the candidate if he or she is not already known to the Nominating and Corporate Governance Committee.

Audit Committee

We have a separately designated standing Audit Committee as required by the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The members of the Audit Committee are Leslie E. Bider (Chairperson), William S. Anderson, Christian K. Bement, Marshall S. Geller, and Barry D. Pressman. Our Board of Directors has determined that Leslie E. Bider qualifies as an “audit committee financial expert,” as defined under the SEC rules.

Item 11.                                                    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Board of Directors has overall responsibility for establishing, implementing and monitoring the compensation structure, policies and programs of 1st Century Bancshares.  The Compensation Committee is responsible for assessing and approving the total compensation structure paid to executive officers, other than our Named Executive Officers (defined below).  The compensation Committee is responsible for assessing each Named Executive Officer’s total compensation structure and making recommendations with respect thereto to our Board of Directors for their consideration and approval.  The Board of Directors considers the recommendations of the Compensation Committee but has the discretion to make adjustments as it deems appropriate.  The Board of Directors must also approve all equity award grants recommended to it by the Compensation Committee.  The Chief Executive Officer’s recommendations are based on an ongoing review of the performance of the other executive officers.  Thus, the Compensation Committee is responsible for determining whether the compensation paid to each of the individuals who served as 1st Century Bancshares Chief Executive Officer, President, Chief Operating Officer and Corporate Secretary and Chief Credit Officer during 2007 (collectively, the “Named Executive Officers”), as well as our other executive officers is fair, reasonable and competitive, and whether it serves the interest of 1st Century Bancshares’ stockholders.

The Compensation Committee’s Chairman regularly reports to the Board of Directors on Compensation Committee actions and recommendations.

Neither the Chief Executive Officer nor any other member of management has any involvement in any discussions with the Board of Directors or the Compensation Committee regarding the compensation of the Chief Executive Officer. The Compensation Committee has authority to retain (at 1st Century Bancshares’ expense) outside counsel, compensation consultants and other advisors to assist as needed.

With respect to the Named Executive Officers, this Compensation Discussion and Analysis identifies 1st Century Bancshares’ current compensation philosophy and objectives and describes the various methodologies, policies and practices for establishing and administering the compensation programs of the Named Executive Officers.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation programs are those that align the interests of the executive with those of 1st Century Bancshares’ stockholders.  The Compensation Committee believes that a properly structured compensation program will attract and retain talented individuals and motivate them to achieve specific short and long-term strategic objectives.  Although the Compensation Committee believes that a significant percentage of executive pay should be based on the principles of pay-for-performance, it also recognizes that 1st Century Bancshares must have the ability to attract highly talented executives and believes that including elements of cash and short -term compensation elements supports this important goal.  A very important objective of the Compensation Committee is to ensure the compensation programs of the Named Executive Officers are competitive as compared to similar positions within our peer-group companies.  The Compensation Committee has identified 1st Century Bancshares peer-group companies to be, banks and bank holding companies for California member banks with comparable size, as measured through total assets, market capitalization and other financial measures of organizational scope and complexity, operating in comparable demographic regions (the “Compensation Peer Group”).  For this reason, the Compensation Committee considers pay practices of the companies with which it competes in the market for executive talent1st Century Bancshares executive compensation programs are designed to provide:

•                                          levels of base compensation that are competitive geographically and with comparable companies;

•                                          annual incentive compensation that varies in a consistent manner with the achievement of individual performance objectives and financial results of 1st Century Bancshares; and

•                                          long-term incentive compensation that focuses executive efforts on building stockholder value through meeting longer-term financial and strategic goals.

In designing and administering its executive compensation programs, the Compensation Committee attempts to strike an appropriate balance among these various elements, each of which is discussed in greater detail below.  The Compensation Committee considers the pay practices of the Compensation Peer Group as one data point when determining the appropriate pay mix and compensation levels for our Named Executive Officers.  With respect to performance-based pay, the Compensation Committee believes that executive compensation should be closely tied to the financial and operational performance of 1st Century Bancshares, as well as to the individual performance and responsibility level of the Named Executive Officers. The Compensation Committee also believes there should be an equity-based component because it best aligns the executives’ interests with those of 1st Century Bancshares stockholders.  For purposes of retention, the Compensation Committee believes that the equity-based compensation should have meaningful conditions to encourage valued employees to remain in the employ of 1st Century Bancshares.  Finally, the Compensation Committee also considers other forms of executive pay (e.g., executive perquisites, supplemental executive retirement plans, and severance arrangements) as a means to attract, retain and motivate highly qualified executives.

The Elements of Compensation

Total direct compensation includes cash, in the form of base salary and annual incentives, and long-term equity incentives.  The Compensation Committee evaluates the mix between these three elements based on the pay practices of the Compensation Peer Group.  To ensure that compensation levels are reasonably competitive with market rates, the Compensation Committee reviewed and analyzed the 2007 California Bankers Association Compensation and Benefits Survey.  This report provides information on the compensation and benefit plans of California member banks, with a combined total of 6,500 branches, 140,000 employees, assets of $4 trillion and loans of $2.2 trillion. The Compensation Committee also considers and reviews information from other relevant survey data, but particularly focuses on the practices of the Compensation Peer Group in considering compensation levels for the Chief Executive Officer and the other Named Executive Officers.

The Compensation Committee strives to be fully informed in its determination of the appropriate compensation mix and award levels for the Named Executive Officers.  For this reason, the Compensation Committee carefully considers the opinions and recommendations of the Chief Executive Officer and various outside counsels.  All compensation decisions are made with consideration of the Compensation Committee’s guiding principles of fairness to employees, retention of talented executives and fostering improved performance, which will ultimately benefit 1st Century Bancshares stockholders.  With respect to the Named Executive Officers, the following describes in detail the objectives and policies underlying the various elements of the compensation mix:

Base Salary

It is 1st Century Bancshares philosophy that employees are paid a base salary that is competitive with the salaries paid by the Compensation Peer Group based on each employee’s experience and performance.  Generally, 1st Century Bancshares has chosen to position cash compensation at close to market median levels in order to remain competitive in attracting and retaining executive talent.

Each fiscal year, the Compensation Committee determines the target total annual cash compensation (salary and bonuses) for each Named Executive Officers.  Based on the practices of the Compensation Peer Group and several other factors, the Compensation Committee determines the appropriate allocation between salary and bonus for each Named Executive Officers.  There are a wide variety of factors the Compensation Committee considers in determining pay levels, as opposed to the decisions being solely based on market pay practices.  The Compensation Committee considers a combination of the individual executive’s performance, the performance of 1st Century Bancshares and the individual business or corporate function for which the executive is responsible, the nature and importance of the position and role within 1st Century Bancshares, the scope of the executive’s responsibility (including risk management and corporate strategic initiatives), internal relationships or comparisons, and the current compensation package in place for that executive, including the executive’s current annual salary and potential bonus awards.

Annual Bonus

1st Century Bancshares intends to continue its strategy of compensating the Named Executive Officers through programs that emphasize performance-based incentive compensation. Annual bonuses are set to recognize and reward executive officers and other employees who contribute meaningfully to an increase in stockholder value, profitability and customer satisfaction.  The recipients of bonuses, including the Named Executive Officers, are paid on the basis of achieving and surpassing goals for themselves, their teams and 1st Century Bancshares.  However, the allocation between corporate goals and individual goals is based on the employee’s position within 1st Century Bancshares.

Long-Term Incentive Awards

Long-term incentive awards are the third component of 1st Century Bancshares total compensation package. The Compensation Committee believes that equity-based compensation ensures that 1st Century Bancshares’ officers have a continuing stake in the long-term success of 1st Century Bancshares. 1st Century Bancshares Equity Incentive Plan (the “Plan”) provides for a wide-variety of equity awards.  As result of the accounting rules under SFAS No. 123R, the Compensation Committee has varied from its historical equity compensation practice of awarding stock options exclusively.  The Compensation Committee now awards restricted stock on the premise that it is less dilutive and typically results in a lower charge to earnings when awarded in lieu of stock options on a three-to-one basis.

Options granted under the Plan typically vest over a four-year period, are granted with a ten-year term and have an exercise price equal to the fair market value of 1st Century Bancshares’ common stock on the date of grant.  Restricted stock awards typically vest over a three to five year period.  The restricted stock cannot be sold or transferred until the shares vest. Should a Named Executive Officer leave 1st Century Bancshares prior to the completion of the vesting schedule, the unvested portion of the grant is forfeited.

The Chief Executive Officer and the other Named Executive Officers participate in the Plan.  To further strengthen retention efforts and commitment levels, the Compensation Committee periodically grants awards under the Plan.  The Compensation Committee approved a grant to Jason P. DiNapoli, our President, Chief Operating Officer and Corporate Secretary and Donn B. Jakosky, our Executive Vice President and Chief Credit Officer of restricted stock in fiscal year 2007.  In fiscal year 2007, the Compensation Committee approved a restricted stock grant of 75,000 shares to Jason P. DiNapoli at its February 8, 2007 meeting.  At the same meeting, the Compensation Committee approved a restricted stock grant of 10,000 shares to Donn B. Jakosky.  Mr. Jakosky also received a restricted stock grant of 30,000 shares in fiscal year 2007 upon the execution of his employment agreement with 1st Century Bancshares.

Change-in-Control Arrangements

1st Century Bancshares has an employment agreement with Executive Vice President and Chief Credit Officer, Donn B. Jakosky which requires payouts upon the occurrence of certain significant events, including a change-in-control.  In the event Mr. Jakosky’s employment is terminated without cause by 1st Century Bancshares or for good reason by Mr. Jakosky within twelve months after the occurrence of a significant change, Mr. Jakosky shall be entitled to the separation pay discussed below under “Employment Arrangements.”  None of the other Named Executive Officers have change-in-control or other severance arrangements, plans or contracts with 1st Century Bancshares.

Deferred Compensation

1st Century Bancshares does not sponsor, or otherwise make available, a deferred compensation plan for the Named Executive Officers.

Broad-Based Benefits Programs

The Named Executive Officers are entitled to participate in the benefits programs that are available to all full-time employees.  These benefits include health, dental, vision, and life insurance, paid vacation, and bank contributions to a 401(k) profit sharing retirement plan.

Administrative Policies and Practices

To evaluate and administer the compensation practices of the Chief Executive Officer and other Named Executive Officers, the Compensation Committee meets a minimum of two times per year at regularly scheduled Board of Directors meetings.  The Compensation Committee also holds “special” meetings and meets telephonically to discuss extraordinary items (such as, the hiring or dismissal of a Named Executive Officer).  For fiscal year 2007, the Compensation Committee met a total of two times (includes regularly scheduled Board of Directors meetings, special meetings and telephonic meetings).  At the end of all meetings, executive sessions are conducted.

Timing of Grants of Options and Restricted Stock

It is the Compensation Committee’s general practice to use May 15 or November 15 for purposes of establishing the “grant date” for stock options and restricted stock.  In all instances, the exercise price for stock options is set at the closing price of 1st Century Bancshares common stock on the grant date.

Stock Ownership Guidelines

Stock ownership guidelines for the Named Executive Officers have not been implemented by the Compensation Committee.  The Compensation Committee, however, will continue to periodically review best practices and re-evaluate whether stock ownership guidelines are consistent with the compensation philosophy of 1st Century Bancshares and with the stockholders’ interests.

Tax Deductibility of Executive Officer Compensation

Internal Revenue Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its four other highest paid executive officers, unless certain specific and detailed criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. 1st Century Bancshares plans to comply with the requirements of Section 162(m).  Accordingly, all grants made under 1st Century Bancshares plans in fiscal year 2007 qualify for the corporate tax deduction, and prospectively, the Compensation Committee will continue to carefully consider the impact of Code section 162(m) in determining the appropriate pay mix and compensation levels for the Named Executive Officers.

The following table sets forth all compensation awarded to, earned by or paid for services received by our Named Executive Officers for the fiscal years ended December 31, 2006 and 2007. We began our operations on December 21, 2007 upon the consummation of our reorganization whereby 1st Century Bancshares became the bank holding company for our National Bank subsidiary, 1st Century Bank, N.A.  Accordingly, we only began paying compensation to our Named Executive Officers following December 21, 2007.  The information disclosed in the Summary Compensation Table and the discussion of compensation that follows reflects compensation paid and grants awarded by 1st Century Bank, N.A. during the period from January 1, 2006 to and including December 21, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)		Stock Award(s)($) (1)	All Other Compensation ($)(2)	Total($)

Alan I. Rothenberg, Chairman of the Board & Chief Executive Officer of 1st Century Bancshares, Inc.; Chairman of the Board of 1st Century Bank, N.A.	2006 2007	151,854 158,163	19,000 —		— —	51,594 41,004	222,448 199,167

Jason P. DiNapoli, President, Chief Operating Officer & Corporate Secretary of 1st Century Bancshares, Inc.; President, Chief Executive Officer, Chief Operating Officer & Corporate Secretary of 1st Century Bank, N.A.

	2006 2007	161,250 195,833	— —		25,214 178,933	23,304 28,692	209,768 403,458

Donn B. Jakosky, Executive Vice President & Chief Credit Officer of 1st Century Bank, N.A.	2006 2007	52,500 185,000	90,000 30,000	(3)	— 181,014	5,765 36,017	148,265 432,031

(1)          The amounts shown represent the dollar amounts recognized for financial statement reporting purposes in fiscal year ended 2007 with regard to share-based awards.  Restricted stock awards are valued at the closing price as of grant date. We used the value recognized for financial statement reporting purposes in accordance with the SFAS No. 123R under the assumptions included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 1 – Summary of Significant Accounting Policies and Note 15 – Stock Based Compensation to the consolidated financial statements in our Form 10-K for the year ended December 31, 2007, excluding estimated forfeitures related to service-based vesting conditions

(2)          Represents the following perquisites and other personal benefits amounts:

•                  Auto Allowance.  For the year ended 2006, this includes: $9,000 for Mr. Rothenberg, $6,000 for Mr. DiNapoli and $1,750 for Mr. Jakosky.  For the year ended 2007, this includes: $9,000 for Mr. Rothenberg; $6,000 for Mr. DiNapoli and $6,000 for Mr. Jakosky.

•                  Club Fees/Dues and Association Memberships. For the year ended 2006, this includes: $21,240 for Mr. Rothenberg and $3,599 for Mr. DiNapoli.  For the year ended 2007, this includes: $11,093 for Mr. Rothenberg and $7,100 for Mr. DiNapoli.  No club fees or dues were paid to Mr. Jakosky.

•                  401(k) Plan. Reflects amount of employer matching contribution to the Section 401(k) deferred compensation feature as outlined in 1st Century Bancshares’ 401(k) Plan.  For the year ended 2006 this includes: $5,000 for Mr. Rothenberg, $6,451 for Mr. DiNapoli, and $2,100 for Mr. Jakosky.  For the year ended 2007, this includes: $5,285 for Mr. Rothenberg, $8,023 for Mr. DiNapoli and $8,444 for Mr. Jakosky.

•                  Medical Reimbursement paid to Mr. Jakosky in the amount of: $13,949 for the year ended 2007.

(3)          Represents Mr. Jakosky’s $15,000 signing bonus and Mr. Jakosky’s 2006 bonus paid in the amount of $75,000 on March 15, 2007.

Outstanding Equity Awards

The following table lists the outstanding equity awards at December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Alan I. Rothenberg, Chairman of the Board & Chief Executive Officer of 1st Century Bancshares, Inc.; Chairman of the Board of 1st Century Bank, N.A.	370,000 307,573	$ $	5.00 8.01	2/24/14 8/15/15	—		—

Jason P. DiNapoli,
President, Chief Operating Officer & Corporate Secretary of 1st Century Bancshares, Inc.; President, Chief Executive Officer, Chief Operating Officer & Corporate Secretary of 1st Century Bank, N.A.

	40,000 7,500	$ $	5.00 8.75	2/24/14 4/19/15	75,000 10,000 10,000	(1) (2) (3)	$ $ $	450,000 60,000 60,000

Donn B. Jakosky, Executive Vice President & Chief Credit Officer of 1st Century Bank, N.A.	—	—		—	10,000 10,000 3,334 3,333 3,333	(4) (5) (6) (7) (8)	$ $ $ $ $	60,000 60,000 20,004 19,998 19,998

(1)	These shares will be vested in April 2010.
(2)	These shares will be vested in April 2009.
(3)	These shares will be vested in October 2008.
(4)	These shares will be vested in September 2008.
(5)	These shares will be vested in September 2009.
(6)	These shares will be vested in April 2008.
(7)	These shares will be vested in April 2009.
(8)	These shares will be vested in April 2010.

On October 20, 2005, the Board of Directors approved the acceleration of vesting of all unvested options issued under our Director and Employee Stock Option Plan and our Equity Incentive Plan. As a condition of the acceleration, to avoid any unintended benefits to our directors and executive officers, and to provide an incentive for continued contributions to our long-term operations, restrictions were imposed to prevent the sale of any stock obtained through the exercise of accelerated options prior to the lapse of specified restriction periods that were intended to be equivalent to the original vesting schedules.

No stock options were granted in 2007.

Employment and Certain Other Agreements and Employee Benefit Plans

Employment Arrangements

We currently have no employment agreements in effect for our Chairman and Chief Executive Officer, Alan I. Rothenberg, or our President, Chief Operating Officer and Corporate Secretary, Jason P. DiNapoli.  The Board of Directors is currently working toward entering into employment agreements with Mr. Rothenberg and Mr. DiNapoli.  On March 5, 2007, we entered into an at-will employment agreement with Donn B. Jakosky, our Executive Vice President and Chief Credit Officer. The employment agreement provides for (i) a base salary of $15,000 per month, subject to an annual review by the Board of Directors, (ii) a car allowance in the amount of $500 per month, and (iii) life insurance, disability insurance, health benefits, paid time off benefits, 401(k) participation, and other benefits which 1st Century Bancshares extends to all of its executive employment.  Upon execution of the employment agreement, Mr. Jakosky received 30,000 shares of restricted stock under the Plan, 5,000 of which vested as of January 25, 2007, 5,000 of which will vest as of September 18, 2007, and 10,000 of which will vest on each of September 18, 2008, and 2009, subject to Mr. Jakosky’s continued employment with 1st Century Bancshares.

Mr. Jakosky is entitled to annual bonuses in the form of cash and/or restricted stock based on performance criteria that will be established each year by and at the discretion of the executive to whom Mr. Jakosky reports, in conjunction with the Board of Directors.  It is anticipated that increased levels of achievement of the agreed upon performance goals will correlate to increased levels of annual bonus.  Performance goals will include goals consistent with 1st Century Bancshares business plan for the year, as established by 1st Century Bancshares management and subject to the review and approval of the Board of Directors. The final determinations as to the actual corporate and individual performance against the performance goals shall be made by the Board of Directors in its sole good faith discretion. The guaranteed bonus and any bonus payable thereafter shall be paid or granted, as appropriate, in one lump sum to Mr. Jakosky at such time as other executive bonuses are paid.

In the event that 1st Century Bancshares terminates Mr. Jakosky’s employment without cause (other than due to death or disability) or if Mr. Jakosky terminates his employment for good reason, he shall become immediately vested in any of the remaining 30,000 shares of restricted stock granted to him upon the commencement of his employment.   He will also receive a lump sum amount equal to 6 months’ of his annual base salary and a continuation of any group medical, disability, and life insurance plans or arrangements in which he is participating at the time of separation.  If Mr. Jakosky’s separation occurs without cause or for good reason within twelve months following certain specified significant changes in 1st Century Bancshares, such as a business combination with another entity, whether or not 1st Century Bancshares is the surviving entity, the acquisition by any person of 40% or more of the voting power of our outstanding stock, and the replacement of the majority of the members of our Board of Directors, then Mr. Jakosky is entitled to receive one time the highest amount of his combined base salary, car allowance, and annual bonus during the 3 years preceding the significant change, plus a continuation of his group medical, disability, and life insurance benefits for 6 months.

Upon termination for cause, Mr. Jakosky would receive only base salary and paid time off earned and unreimbursed business expenses incurred through the date of termination.  No separation payment or benefit is provided in such instance.

In the event of a termination of employment due to Mr. Jakosky’s disability, he is entitled to receive separation payments in the form of a continuation of his base salary for a period of six months and a continuation of group medical, disability, and life insurance plans for the period during which he is employed but permanently disabled and for six months following the termination of his employment by reason of permanent disability.

In the event of a termination of Mr. Jakosky’s employment due to death, 1st Century Bancshares shall pay his beneficiaries or his estate, as the case may be, his accrued base salary and accrued and unused paid time off earned through the date of his death.  His beneficiaries will also be entitled to payment of benefits under the life insurance policy paid for by us.

Except in the case of a termination of Mr. Jakosky’s employment by 1st Century Bancshares without cause or due to death, the post-termination payments and benefits shall only be provided to Mr. Jakosky if he first enters into a form of release agreement reasonably satisfactory to us.  In addition, Mr. Jakosky has agreed in his employment agreement not to solicit any customers or fellow employees for a period of twelve months following his termination of employment.

Equity Compensation Plans

The Director and Employee Stock Option Plan provides for the issuance of incentive stock options (within the meaning of Internal Revenue Code Section 422) and nonstatutory stock options.  There are 1,434,000 shares of issued and outstanding common stock reserved for issuance under the plan.  Out of the reserved shares, 1,342,597 shares were issued as of March 31, 2008.  The plan further provides that options may be granted to our directors, officers, employees, and consultants.  Stock options must be granted at an exercise price of not less than 100% of the fair market value of the shares on the date of grant and have an exercise period of not longer than ten years.  All options granted to our officers, employees and directors, in their capacity as such, are subject to a vesting schedule determined by our Board of Directors.  For options granted to our directors, officers, employees and consultants, in the event any optionee’s employment is terminated or the optionee resigns as a director, officer, or employee, such optionee’s options shall terminate immediately if the termination is for cause, or on the date which is three months after any other termination or resignation, except that upon the death or disability of the optionee, the option shall terminate one year after such death or disability. The options granted under the plan are not assignable or transferable except by will or the laws of intestate distribution, with the exception of certain transfers of nonstatutory stock options to an optionee’s immediate family members for estate planning purposes.  During the lifetime of an optionee, his or her option is exercisable only by the optionee.

The Equity Incentive Plan

The Equity Incentive Plan provides for the issuance of incentive stock options, restricted stock and performance shares to employees, directors and consultants.  There are 1,200,000 shares of issued and outstanding common stock reserved for issuance under the Equity Incentive Plan.  Out of the reserved shares, 341,097 shares were issued as of March 31, 2008.  Stock options must be granted at an exercise price of not less than 100% of the fair market value of the shares on the date of the grant and have an exercise period of not longer than ten years.  All options, restricted stock and performance shares granted are subject to a vesting schedule determined by our Board of Directors.  During the period of restriction, participants holding shares of restricted stock may exercise full voting rights and shall be entitled to receive all dividends and other distributions paid with respect to such shares. For options, restricted shares and performance shares granted to our directors, officers, employees and consultants, in the event any optionee’s employment is terminated or the optionee resigns as a director, officer,  employee and consultant, such optionee’s options shall terminate in five business days if the termination is for cause, or on the date which is three months after any other termination or resignation, except upon disability or death of the optionee, the option shall terminate one year after such disability and two years after the date of death.  The options granted under this plan are not assignable or transferable except by will or the laws of intestate distribution, with the exception of certain transfers of nonstatutory stock options to an optionee’s immediate family members for estate plan purposes.  During the lifetime of an optionee, his or her option is exercisable only by the optionee.

The following table details the amount of shares authorized and available under the Director and Employee Stock Option Plan and the Equity Incentive Plan as of December 31, 2007.

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2,634,000	226,271	1,457,423	950,306

Potential Payments Upon Termination or Change-in-Control

We currently have no employment agreements or other arrangements in effect providing for separation payments or change-in-control payments to our Chairman and Chief Executive Officer, Alan I. Rothenberg or President, Chief Operating Officer and Corporate Secretary, Jason P. DiNapoli. 1st Century Bancshares’ employment agreement with Donn B. Jakosky, our Executive Vice President and Chief Credit Officer contains separation and change-in-control payments which are discussed in detail under the heading “Employment and Certain Other Agreements and Employee Benefit Plans - Employment Arrangements” in this Annual Report on Form 10-K/A.

Our Director and Employee Stock Option Plan and our Equity Incentive Plan contain provisions accelerating the vesting of options upon an event that would result in a change-in-control of 1st Century Bancshares.  These provisions were incorporated into the restriction on resale agreement executed by Alan I. Rothenberg with respect to options granted to him under these plans, meaning that, upon the occurrence of a change-in-control event, the restrictions on resale of the 677,573 shares that

Mr. Rothenberg may obtain by exercise of his options would lapse.

How We Compensate Directors

During the 2007 fiscal year, each non-employee director received fees in the amounts set forth in the footnotes to the table below.  The Board of Directors may authorize the payment of such fees in the future if the fees appear to be appropriate.

Under our Equity Incentive Plan, all non-employee directors were granted restricted stock in the amounts set forth in the footnotes to the table below.  All such restricted stock will be vested at the latest in October 2010.  No restricted stock was granted to Mr. Rothenberg under the Equity Incentive Plan.

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2007.

Director Compensation*

Name	Fees earned or paid in cash ($) (1)	Stock Awards ($) (2)	Total ($)

William S. Anderson	6,000	8,615	14,615

Christian K. Bement	6,000	10,338	16,338

Leslie E. Bider	—	—	—

Dave Brooks	6,000	8,615	14,615

Joseph J. Digange	6,840(3)	7,775	14,615

Marshall S. Geller	6,000	8,615	14,615

Joanne C. Kozberg	6,000	8,615	14,615

Alan D. Levy	6,000	9,477	15,477

Robert A. Moore	6,000	10,338	16,338

Barry D. Pressman, M.D.	6,000	9,477	15,477

Lewis N. Wolff	6,000	8,615	14,615

Richard S. Ziman	—	—	—

* No option awards or any other compensation was paid to non-employee directors.

(1)  During the 2007 fiscal year, each non-executive director received $6,000 in fees, except for Mr. Bider and Mr. Ziman who became directors in November 2007.

(2) The amounts shown represent the dollar amounts recognized for financial statement reporting purposes in fiscal year ended 2007 in accordance with Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS No. 123 R”) with regard to share-based awards.  Restricted stock awards are valued at the closing price as of grant date.  The aggregate amount of stock awards outstanding at December 31, 2007 is set forth in footnotes in the Security Ownership of Management and Certain Beneficial Owners table above.

(3) In addition to $6,000 fee, Mr. Digange also received $840 in cash in lieu of restricted stock awards.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,591,123	$6.19	958,606	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,591,123	$6.19	958,606

(1) 858,903 of these securities remain available for future issuance under the 1st Century Bancshares, Inc. Equity Incentive Plan pursuant to which restricted stock grants may be made in addition to grants of options, warrants and other rights.

Security Ownership of Management and Certain Beneficial Owners

As of March 31, 2008, there were 9,913,884 shares of 1st Century Bancshares common stock issued and outstanding.  The following table sets forth the beneficial ownership of the issued and outstanding shares of 1st Century Bancshares’ common stock as of that date by: (i) each person or entity known by us to own beneficially more than 5% of our outstanding common stock (based upon our review of 13D and 13G filings as of March 31, 2008), (ii) each of our directors and director nominees, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.  Other than as listed below, we know of no beneficial owner of more than 5% of our common stock.  The number of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 31, 2008, through the exercise of any stock option or other right.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)

William S. Anderson, Director(4)	46,000	*
Christian K. Bement, Director(5)	75,250	*
Leslie E. Bider, Director	5,000	*
Dave Brooks, Director(6)	260,326	2.63%
Joseph J. Digange, Director(7)	102,250	1.03%
Jason P. DiNapoli, President, Chief Operating Officer, Director and Corporate Secretary of 1st Century Bancshares, Inc.; Chief Executive Officer, President, Chief Operating Officer, Director & Corporate Secretary of 1st Century Bank, N.A.(8)	171,773	1.73%
Marshall S. Geller, Director(9)	138,500	1.40%
Eric M. George, Director Nominee	—	—
Donn B. Jakosky, Executive Vice President & Chief Credit Officer of 1st Century Bank, N.A.(10)	40,000	*
Joanne C. Kozberg, Director(11)	52,500	*
Alan D. Levy, Director(12)	55,500	*
Robert A. Moore, Director(13)	28,750	*

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner(2)	Percent of Class(3)

Barry D. Pressman, M.D., Director(14)	123,000	1.24%
Alan I. Rothenberg, Chief Executive Officer, Director & Chairman of the Board of Directors of 1st Century Bancshares, Inc.; Director and Chairman of the Board of 1st Century Bank, N.A.(15)	905,336	9.13%
Nadine Watt, Director Nominee(16)	—	—
Lewis N. Wolff, Director(17)	157,800	1.59%
Richard S. Ziman, Director	16,000	*
Palisair Capital Partners LP, Investor - 1900 Avenue of the Stars, Suite 303, Los Angeles, CA 90067(18)	593,692	5.99%
Directors and Executive Officers as a Group (17 persons)	2,232,985	22.52%

* Less than 1%

(1)	The address for each of the directors and the executive officers is 1st Century Bancshares’ address at 1875 Century Park East, Suite 1400, Los Angeles, California 90067.
(2)

Except as otherwise noted, may include shares held by such person’s spouse (except where legally separated) and minor children, and by any other relative of such person who has the same home; shares held in street name for the benefit of such person; shares held by a family or retirement trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an individual retirement account as to which such person has voting rights and investment power. Where it is noted below that certain shares acquired upon exercise of options may only be sold upon the lapse of certain restrictions on resale, the restriction lapsed on February 20, 2006 with respect to 25% of the number of shares subject to the restriction and thereafter lapses in equal monthly installments at a rate of 1/36th of the shares until all such shares are fully vested on February 20, 2009.

(3)	Based on 9,913,884 shares of common stock outstanding as of March 31, 2008.
(4)	Includes 5,000 shares of unvested restricted stock, of which 2,500 shares vest in April 2009 and the remaining vest in October 2010.
(5)

Includes 30,000 option shares, which Mr. Bement may acquire within 60 days after March 31, 2008 and 6,000 shares of unvested restricted stock. Of the 30,000 option shares, 17,500 of the options shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 6,927 of those option shares remain subject to such resale restrictions. Of the 6,000 shares of unvested restricted stock, 3,000 shares vest in April 2009 and the remaining vest in October 2010.

(6)

Includes 52,800 option shares, which Mr. Brooks may acquire within 60 days after March 31, 2008 and 5,000 shares of unvested restricted stock. Of the 52,800 option shares, 30,800 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 12,192 of those option shares remain subject to such resale restrictions. Of the 5,000 shares of unvested restricted stock, 2,500 shares vest in April 2009 and the remaining vest in October 2010.

(7)

Includes 45,000 option shares which Mr. Digange may acquire within 60 days after March 31, 2008 and 2,500 shares of unvested restricted stock. Mr. Digange’s unvested restricted stock vest in April 2009.

(8)

Includes 47,500 option shares which Mr. DiNapoli may acquire within 60 days after March 31, 2008 and 95,000 shares of unvested restricted stock. Of the 95,000 shares of unvested restricted stock, 10,000 shares vest in October 2008, 10,000 shares vest in October 2009, and the remaining vest in April 2010.

(9)

Includes 50,000 option shares which Mr. Geller may acquire within 60 days after March 31, 2008 and 5,000 shares of unvested restricted stock. Of the 50,000 option shares, 29,167 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 11,545 of those option shares remain subject to such resale restrictions. Of the 5,000 shares of unvested restricted stock, 2,500 shares vest in April 2009 and the remaining vest in October 2010.

(10)

Includes 30,000 shares of unvested restricted stock and 10,000 shares of vested restricted stock. Of the 30,000 shares of unvested restricted stock, 3,334 shares vest in April 2008, 10,000 shares vest in September 2008, 3,333 shares vest in April 2009, 10,000 shares vest in September 2009, and the remaining vest in April 2010.

(11)

Includes 20,000 option shares which Ms. Kozberg may acquire within 60 days after March 31, 2008 and 5,000 shares of unvested restricted stock. Of the 20,000 option shares, 11,667 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 4,618 of those option shares remain subject to such resale restrictions. Of the 5,000 shares of unvested restricted stock, 2,500 shares vest in April 2009 and the remaining vest in October 2010.

(12)

Includes 25,000 option shares which Mr. Levy may acquire within 60 days after March 31, 2008 and 5,500 shares of unvested restricted stock. Of the 25,000 option shares, 14,583 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 5,772 of those option shares remain subject to such resale restrictions. Of the 5,500 shares of unvested restricted stock, 2,750 shares vest in April 2009 and the remaining vest in October 2010.

(13)

Includes 20,000 option shares which Mr. Moore may acquire within 60 days after March 31, 2008 and 6,000 shares of unvested restricted stock. Of the 20,000 option shares, 11,667 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 4,618 of those option shares remain subject to such resale restrictions. Of the 6,000 shares of unvested restricted stock, 3,000 shares vest in April 2009 and the remaining vest in October 2010.

(14)	Includes 50,000 option shares which Dr. Pressman may acquire within 60 days after March 31, 2008 and 5,500 shares of unvested restricted stock. Of the 50,000 option shares,

29,167 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 11,545 of those option shares remain subject to such resale restrictions. Of the 5,500 shares of unvested restricted stock, 2,750 shares vest in April 2009 and the remaining vest in October 2010.

(15)

Includes 677,573 option shares which Mr. Rothenberg may acquire within 60 days after March 31, 2008. Of the 677,573 option shares, 215,833 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 85,434 of those option shares remain subject to such resale restrictions.

(16)

Although Ms. Watt is not the beneficial owner of any shares, Ms Watt’s immediate family (father, brother and grandfather) through various trusts and corporations own a combined total of 164,500 shares, of which Ms. Watt herself is the beneficiary of 12,500 shares held in one such trust.

(17)

Includes 52,800 option shares which Mr. Wolff may acquire within 60 days after March 31, 2008 and 5,000 shares of unvested restricted stock. Of the 52,800 option shares, 30,800 of the option shares were subject to certain restrictions on resale and as of March 31, 2008, approximately 12,192 of those option shares remain subject to such resale restrictions. Of the 5,000 shares of unvested restricted stock, 2,500 shares vest in April 2009 and the remaining vest in October 2010.

(18)

Palisair Capital, LLC, a Delaware limited liability company, is the general partner of Palisair Capital Partners, L.P., a Delaware limited partnership, and Zachary James Cohen is the managing member of Palisair Capital, LLC. By virtue of these relationships, each of Palisair Capital, LLC and Mr. Cohen may be deemed to beneficially own the shares owned by Palisair Capital Partners, L.P. The above information was provided to the SEC in a Schedule 13D filed on March 10, 2008 by Palisair Capital Partners, L.P.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence

There are no existing or proposed material transactions between us and any of our executive officers, directors, or beneficial owners of 5% or more of our common stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of our directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with, us in the ordinary course of business, and we anticipate having such banking transactions with such persons in the future. In the opinion of our management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties of similar creditworthiness and did not involve more than a normal risk of collectability or present other unfavorable features.  At December 31, 2007, the total commitments were $21.3 million and the outstanding balances for these loans were $9.7 million.

The following is a summary of related party loan activity for the year ended December 31, 2007:

(in thousands)	2007
Beginning Balance	$11,258
Credits granted	861
Repayments	(2,411)
Ending Balance	$9,708

1st Century Bancshares maintains a written Conflict of Interest/Code of Ethics Policy and Procedures (the “Policies and Procedures”).  The Audit Committee of our Board of Directors is responsible for reviewing and recommending action to the Board of Directors with respect to any proposed material transactions with parties related to 1st Century Bancshares. The types of transactions covered by the Policies and Procedures include those that involve an outside influence that could result in the loss of objectivity by officers or employees regarding business conducted with customers or other third parties that provide services to 1st Century Bancshares, as well as those that involve any personal activity or investment by an officer or employee that may exploit their position at 1st Century Bancshares.   Related parties include any of our directors and executive officers, any person known to own more than 5% of our common stock, the immediate family members of any of the foregoing persons, and any corporation or other entity in which the foregoing persons are employed or are a general partner, principal or owner of greater than 5% of the entity’s stock.

To identify related party transactions, we require our directors and officers to complete Director & Officer Questionnaires annually to disclose any transactions with us in which the officer or director, their immediate family members or related entities have an interest.  We review related party transactions due to their potential to result in a conflict of interest.  A conflict of interest occurs when an individual’s private interest interferes or appears to interfere, in any way with the interests of 1st Century Bancshares.  We require all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify a supervisor or to report such conflict to the Audit Committee. When presented with a transaction that may involve a conflict of interest , the Audit Committee considers the particular facts and circumstances, and if necessary takes appropriate action commensurate with the potential conflict of interest or the appearance of a potential conflict of interest.

We expect our directors, officers and employees to act and make decisions that are in the best interests of 1st Century Bancshares, to avoid situations which present a conflict between the interests of 1st Century Bancshares and their own personal interests, and to avoid taking any action that may make it difficult for them to perform their duties, responsibilities and services to 1st Century Bancshares in an objective and fair manner.

We have no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of our common stock, or any associate of any such director, officer, affiliate or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Our Board of Directors consists of fourteen members, twelve of whom are independent within our director independence standards, which are consistent with the director independence standards of the NASDAQ Marketplace Rules.  Based on these standards, our Board of Directors determined that each of the following non-employee directors is independent and has no relationship with us except as a director and stockholder and/or holder of awards issued under our Equity Incentive Plan.

Item 14.                                                    Principal Accounting Fees and Services

The following table shows the fees paid or accrued by 1st Century Bancshares for the audit and other services provided by Grant Thornton LLP for fiscal years 2006, and 2007 and by Perry-Smith LLP for fiscal year 2007.

	December 31,		December 31,
Grant Thornton LLP	2007		2006

Audit Fees	$33,464		$494,452
Audit-Related Fees	—		—
Tax Fees(1)	19,224		15,471
All Other Fees	47,020	(2)	7,349	(3)
Total Fees	$99,708		$517,272

December 31,
Perry-Smith LLP	2007

Audit Fees	$165,000
Audit-Related Fees	1,500
Tax Fees	—
All Other Fees	920
Total Fees	$167,420

(1)          Tax fees consist primarily of fees paid in connection with preparing federal and state income tax returns and other tax related services.

(2)          Includes $30,308 fees related to consent letters in connection with our Form S-8 filings with the SEC.

(3)          Amount represents fees related to a consent letter in connection with our Form S-8 filing.

Pre-Approval Policies and Procedures

The Audit Committee approved all services to be provided by Grant Thornton LLP and Perry-Smith LLP prior to services being rendered (subject to the de minimus exception permitted by the Exchange Act). In accordance with the Audit Committee Charter, the Audit Committee pre-approves all auditing services and permitted non-audit services to be performed by the independent registered public accounting firm.  During the approval process, the Audit Committee considers all of the auditing and non-auditing services provided by the independent registered public accounting firm.

PART IV

Item 15.                                                    Exhibits

The exhibits filed as part of this Amendment are as follows;

Exhibit #	Document

31.1	Certification by Chief Executive Officer and President and Chief Operating Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 29th day of April 2008.

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

Signature	Title	Date

/s/ William S. Anderson.	Director	April 29, 2008
William S. Anderson

/s/ Christian K. Bement.	Director	April 29, 2008
Christian K. Bement

/s/ Leslie E. Bider.	Director	April 29, 2008
Leslie E. Bider

/s/ Dave Brooks.	Director	April 29, 2008
Dave Brooks

/s/ Joseph J. Digange.	Director	April 29, 2008
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director	April 29, 2008
Jason P. DiNapoli	(Principal Executive Officer)

/s/ Marshall S. Geller.	Director	April 29, 2008
Marshall S. Geller

/s/ Dan T. Kawamoto.	Executive Vice President and Chief Financial Officer	April 29, 2008
Dan T. Kawamoto	(Principal Financial and Accounting Officer)

/s/ Joanne C. Kozberg.	Director	April 29, 2008
Joanne C. Kozberg

/s/ Alan D. Levy.	Director	April 29, 2008
Alan D. Levy

/s/ Robert A. Moore.	Director	April 29, 2008
Robert A. Moore

/s/ Barry D. Pressman.	Director	April 29, 2008
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer	April 29, 2008
Alan I. Rothenberg	(Principal Executive Officer)

/s/ Lewis N. Wolff.	Director	April 29, 2008
Lewis N. Wolff

/s/ Richard S. Ziman.	Director	April 29, 2008
Richard S. Ziman