Form 10-Q
period 2008-03-31
1st Century Bancshares, Inc.
filed 2008-05-12
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File No. 333-148302

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1169687 (IRS Employer Identification No.)

1875 Century Park East, Suite 1400

Los Angeles, California   90067

(Address of principal executive offices, including Zip Code)

(310) 270-9500

(Registrant’s telephone number, including area code)

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

As of May 5, 2008, there were 9,917,218 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2008

Table of Contents

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets – March 31, 2008 and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Income – Three months ended March 31, 2008 and 2007	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income – Three months ended March 31, 2008 and 2007	3

	Unaudited Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2008 and 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

i

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” or other similar expressions in this Quarterly Report on Form 10-Q.  These statements are based upon our current expectations and speak only as of the date hereof.  Our actual results may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a decline in economic conditions and increased competition among financial service providers, our ability to attract deposit and loan customers, the quality of 1st Century Bancshares, Inc.’s earning assets, government regulations, and management’s ability to manage our growth.  This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, as well as, certain Current Reports on Forms 8-K, and other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ii

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$4,493	$3,375
Federal funds sold	25,000	1,470
Total cash and cash equivalents	29,493	4,845
Interest-earning deposits at other financial institutions	353	103
Investments – Available for Sale (“AFS”), at estimated fair value	41,218	36,516
Investments – Held to Maturity (“HTM”), at amortized cost	4,923	5,307
Loans, net of allowance for loan losses of $2,385 and $2,369 as of March 31, 2008 and December 31, 2007, respectively	174,568	169,864
Premises and equipment, net	1,282	937
Deferred tax assets	2,151	2,325
Federal Home Loan Bank of San Francisco (“FHLB”)/Federal Reserve Bank (“FRB”) stock	2,793	2,670
Accrued interest and other assets	1,874	1,288
Total assets	$258,655	$223,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$61,118	$32,708
Interest-bearing deposits:
Interest-bearing checking	9,316	4,909
Savings and money market	61,232	52,250
Certificates of deposit less than $100,000	1,407	1,731
Certificates of deposit of $100,000 or greater	59,863	69,595
Total deposits	192,936	161,193
Other borrowings	5,000	2,000
Accrued interest and other liabilities	1,402	2,050
Total liabilities	199,338	165,243

Commitments and contingencies (note 7)

Stockholders’ equity:

Common stock, $0.01 par value – 50,000,000 shares authorized, 9,913,884 issued and outstanding at March 31, 2008 and December 31, 2007	99	99
Additional paid-in capital	62,248	62,021
Accumulated deficit	(3,371)	(3,577)
Accumulated other comprehensive income	341	69

Total stockholders’ equity	59,317	58,612
Total liabilities and stockholders’ equity	$258,655	$223,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Interest income on:
Loans	$2,984	$2,634
Investments	506	523
Other	141	418
Total interest income	3,631	3,575

Interest expense on:
Deposits	865	1,322
Borrowings	40	—
Total interest expense	905	1,322
Net interest income	2,726	2,253

Provision for loan losses	165	17
Net interest income after provision for loan losses	2,561	2,236

Non-interest income	116	175

Non-interest expenses:
Compensation and benefits	1,535	1,149
Occupancy	213	206
Professional fees	137	451
Marketing	45	51
Technology	79	80
Other operating expenses	318	310
Total non-interest expenses	2,327	2,247
Income before income taxes	350	164
Income tax provision	144	—
Net income	$206	$164

Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and

Other Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Total
	Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2006	9,783,722	$98	$61,108	$(6,489)	$(608)	$54,109
Restricted stock issued	10,347	—	—	—	—	—
Forfeiture of restricted stock	—	—	(12)	—	—	(12)
Net issuance of exercises of stock options, including tax benefit	34,989	—	(49)	—	—	(49)
Compensation expense associated with restricted stock awards	—	—	173	—	—	173
Comprehensive income:
Net income	—	—	—	164	—	164
Net change in unrealized losses on Available for Sale investments, net of tax	—	—	—	—	94	94
Total comprehensive income	—	—	—	164	94	258
Balance at March 31, 2007	9,829,058	98	61,220	(6,325)	(514)	54,479

Balance at December 31, 2007	9,913,884	$99	$62,021	$(3,577)	$69	$58,612
Forfeiture of restricted stock	—	—	(1)	—	—	(1)
Compensation expense associated with restricted stock awards	—	—	228	—	—	228
Comprehensive income:
Net income	—	—	—	206	—	206
Net change in unrealized gains on Available for Sale investments, net of tax effect	—	—	—	—	272	272
Total comprehensive income	—	—	—	206	272	478

Balance at March 31, 2008	9,913,884	$99	$62,248	$(3,371)	$341	$59,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$206	$164
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	75	60
Deferred tax benefit	(17)	—
Provision for loan losses	165	17
Decrease in deferred loan fees, net of costs	(21)	(82)
Stock–based expense, net of forfeitures	227	161
Net (accretion) amortization of discounts and premiums on investment securities AFS	(4)	3
Net accretion of discounts on investment securities HTM	(3)	(2)
Stock dividend from FHLB stock	(13)	—
Increase in accrued interest receivable and other assets	(9)	(84)
(Decrease) increase in accrued interest payable and other liabilities	(648)	256

Net cash (used in) provided by operating activities	(42)	493
Cash flows from investing activities:
Net change in interest-earning deposits at other financial institutions	(250)	4
Activities in securities AFS:
Purchases	(5,936)	—
Maturities and principal reductions	1,702	5,483
Proceeds from the sale of securities	—	4,999
Activities in investment securities HTM:
Purchases	—	(197)
Maturities and principal reductions	387	351
Loan originations, net of principal collections	(5,426)	4,947
Purchase of premises and equipment	(420)	(23)
Purchase of FRB stock and FHLB stock	(110)	(13)
Net cash (used in) provided by investing activities	(10,053)	15,551

Cash flows from financing activities:
Net increase in deposits	31,743	20,348
Taxes paid on net issuance exercise of stock options	—	(86)
Proceeds from FHLB borrowings	5,000	—
Repayment of FHLB borrowings	(2,000)	—
Exercise of stock options	—	37

Net cash provided by financing activities	34,743	20,299
Increase in cash and cash equivalents	24,648	36,343
Cash and cash equivalents, beginning of quarter	4,845	21,192
Cash and cash equivalents, end of quarter	$29,493	$57,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Nature of Operation

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

The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association (“N.A.”) regulated by the Office of the Comptroller of the Currency (“OCC”).  The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions, and small and medium-sized businesses and individuals in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the business client base. The Bank is subject to both the regulations and periodic examinations by the OCC, which is its primary federal regulatory agency.  Bancshares and the Bank are collectively referred to herein as “the Company.”

(2)           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2007, and the notes thereto included in the Form 10-K filed under the Securities and Exchange Act of 1934 (the “Exchange Act”).  The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary bank.  All inter-company accounts and transactions have been eliminated.

Certain items in the 2007 unaudited condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by management in preparation of the unaudited condensed consolidated financial statements include the allowance for loan losses and the valuation of deferred tax assets.  It is at least reasonably possible that a material change in these estimates may occur in the near term and cause actual results to differ materially.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance, and are based in part upon estimates used from historical peer group loan loss data because the Company began operations in March 2004 and thus lacks sufficient historical data to make such estimates.  Other factors considered include the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and concentrations of loan categories.  Management carefully monitors these factors to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2008 is adequate to absorb known and inherent risks in the loan portfolio.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair value less estimated selling costs of the related real estate.  Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for loan losses.  Any subsequent declines in estimated fair value less selling costs, operating expenses or income and gains or losses on disposition of such properties are charged to current operations.  Other real estate owned is included in Accrued interest and other assets in the unaudited condensed consolidated balance sheets.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  The Company adopted FIN 48 as of January 1, 2007.

Earnings per Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.  Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.

	Three Months ended March 31,
(dollars in thousands)	2008	2007

Net income	$206	$164
Average number of common shares outstanding	9,913,884	9,796,421
Effect of dilutive options	178,813	456,509
Effect of dilution of restricted stock	204,211	90,089
Average number of common shares outstanding used to calculate diluted earnings per share	10,296,908	10,343,019

There were 374,073 and no anti-dilutive shares excluded from the calculation of the average shares outstanding during the three months ended March 31, 2008 and 2007, respectively.  Actual shares outstanding as of March 31, 2008 and 2007 were 9,913,884 and 9,829,058, respectively.

Stock-Based Compensation

 The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) (“SFAS No. 123R”), Share-Based Payment.  No options have been granted since the adoption of SFAS No. 123R.

For the three months ended March 31, 2008 and 2007, the compensation expense recognized related to restricted stock awards was approximately $227,000 and $111,000, respectively.  Non-cash stock consulting fee recognized was $0 and $50,000 for the three months ended March 31, 2008 and 2007, respectively.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Three months ended March 31,
	2008		2007
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning Balance	301,750	$7.59	83,000	$8.49
Granted	—	—	45,347	8.16
Vested	—	—	(10,347)	8.70
Forfeited	(156)	7.50	(6,000)	8.09
Ending Balance	301,594	$7.59	112,000	$8.36

The intrinsic value of restricted stock vested for the three months ended March 31, 2008 and 2007 was $0 and $83,000, respectively.

 The following table represents the status of all optioned shares and exercise price for 2004 Founder Stock Option Plan for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008		2007
2004 Founder Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	133,700	$5.00	135,700	$5.00
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Ending Balance	133,700	$5.00	135,700	$5.00

The remaining contractual life of the 2004 Founder Stock Options outstanding was 5.91 and 6.91 years at March 31, 2008 and March 31, 2007, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at March 31, 2008 and 2007.

The following table represents the status of all optioned shares and exercise price for the Director and Employee Stock Option Plan for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008		2007
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,155,673	$5.96	1,904,554	$5.64
Granted	—	—	—	—
Exercised	—	—	(34,989)	$5.16
Cancelled	—	—	(162,511)	$5.00
Ending Balance	1,155,673	$5.96	1,707,054	$5.71

The remaining contractual life of the Director and Employee Stock Options outstanding was 6.24 and 7.15 years at March 31, 2008 and 2007, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2008 and 2007.

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2008 was $1.2 million.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $6.00 on March 31, 2008, and the exercise prices multiplied by the number of options outstanding.  The total intrinsic value of options exercised was approximately $0 and $300,000 for the three months ended March 31, 2008 and 2007, respectively.

The following table details the amount of shares authorized and available under all stock plans as of March 31, 2008.

Share Reserve	Less Shares Previously Exercised/Vested	Less Options and Unvested Restricted Shares Outstanding	Total Shares Available for Future Grant
2,784,000	234,271	1,590,967	958,762

Recent Accounting Pronouncements

In December 2007, the FASB revised SFAS No. 141, Business Combination (“SFAS No. 141R”).  SFAS No. 141R improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  Management does not believe that SFAS No. 141R will have any material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (i.e., January 1, 2009 for entities with calendar year-ends).  Earlier adoption is prohibited.  As of March 31, 2008, the Company does not have any non-controlling interests.  Management does not believe SFAS No. 160 will have any material impact on the Company’s financial position, results of operations, or cash flows.

(3)           Investments

The following is a summary of the investments categorized as AFS and HTM at March 31, 2008:

	March 31, 2008
(dollars in thousands)		Gross	Gross
Investments – Available	Amortized	Unrealized	Unrealized	Fair
for Sale	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$3,749	$41	$—	$3,790
Mortgage-backed Securities	32,531	462	(6)	32,987
Collateralized Mortgage Obligations	4,357	92	(8)	4,441
	$40,637	$595	$(14)	$41,218

	March 31, 2008
(dollars in thousands)		Gross	Gross
Investments-Held to	Amortized	Unrealized	Unrealized	Fair
Maturity	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	1,155	—	(1)	1,154
Collateralized Mortgage Obligations	3,768	6	(51)	3,723
	$4,923	$6	$(52)	$4,877

The Company did not have investment securities categorized as “Trading” at March 31, 2008 or December 31, 2007.  Net unrealized gains on AFS securities totaling $581,000 were recorded, net of tax of $240,000, as accumulated other comprehensive income within stockholders’ equity at March 31, 2008.  Net unrealized gains on AFS securities totaling $117,000 were recorded, net of tax of $48,000 as accumulated other comprehensive income within stockholders’ equity at December 31, 2007.

At March 31, 2008, the carrying amount of securities pledged to the Federal Home Loan Bank of San Francisco (the “FHLB”), to secure a borrowing facility, was $4.5 million.  The Company did not have any borrowings outstanding under this borrowing facility at March 31, 2008.  At December 31, 2007, the carrying amount of securities pledged to the FHLB, to secure a borrowing facility, was $4.3 million.  The Company had $2.0 million in overnight borrowings outstanding at a rate of 3.75% under this borrowing facility at December 31, 2007.

Additionally, at March 31, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $41.6 million.  Of the $41.6 million in pledged securities, $38.6 million was designated AFS and $3.0 million was designated HTM.  At December 31, 2007, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $37.5 million.  Of the $37.5 million in pledged securities, $35.8 million was designated AFS and $1.7 million was designated HTM.  At March 31, 2008 and December 31, 2007, deposits from the State of California were $32.0 million and $32.0 million, respectively.

 Information pertaining to securities with gross unrealized losses at March 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage–backed Securities	3	970	3	2,335
Collateralized Mortgage Obligations	8	725	—	—
Total Securities Available for Sale	$11	$1,695	$3	$2,335

Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	1	1,155	—	—
Collateralized Mortgage Obligations	51	3,265	—	—
Total Securities Held to Maturity	$52	$4,420	$—	$—

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

As of March 31, 2008, the market value of securities which were in an unrealized loss position and which have been in a continuous loss position for 12 months or more totaled $2.3 million, with unrealized losses of $3,000.  None of the securities are considered other-than-temporarily impaired at March 31, 2008.

(4)           Loans

As of March 31, 2008 and December 31, 2007, gross loans outstanding totaled $177.1 million and $172.4 million, respectively, within the following loan categories:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial loans(1)	$101,424	57.3%	$95,617	55.5%
Real estate – residential mortgage	2,370	1.3%	3,551	2.0%
Real estate – commercial mortgage	45,078	25.5%	42,394	24.6%
Real estate – land and construction	14,456	8.2%	13,446	7.8%
Home equity	8,573	4.8%	9,850	5.7%
Consumer and Other (2)	5,162	2.9%	7,506	4.4%
Loans, gross	177,063	100.0%	172,364	100.0%
Less - net unearned fee income	(110)		(131)
Less - allowance for loan losses	(2,385)		(2,369)
Loans, net	$174,568		$169,864

(1)   Unsecured commercial loan balances were approximately $21.3 million and $22.0 million at March 31, 2008 and December 31, 2007, respectively.

(2)   Unsecured consumer loan balances were approximately $3.9 million and $5.9 million at March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, substantially all of the Company’s loan customers are located in Southern California.

At March 31, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  There were no subsequent impairment charges recorded to operations.  The other real estate owned is included in Accrued interest and other assets on the unaudited condensed consolidated balance sheets.

The Company did not have any other non-performing assets at March 31, 2008 or December 31, 2007.

The following is a summary of activity for the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(dollars in thousands)	2008	2007
Beginning balance	$2,369	$1,668
Provision for loan losses	165	17
Charge-offs	(149)	—
Recoveries	—	—
Ending balance	$2,385	$1,685

An allowance for losses on undisbursed commitments to extend credit of $197,000 and $166,000 at March 31, 2008 and December 31, 2007, respectively, is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $80.0 million and $67.5 million at March 31, 2008 and December 31, 2007, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in “Accrued interest and other liabilities” within the accompanying unaudited condensed consolidated balance sheets, and not as part of the allowance for loan losses in the above table.

At March 31, 2008, the Company had a $43.5 million line of credit secured by a blanket lien of eligible loans with the FHLB and $5.0 million in borrowings outstanding under this line of credit.  This borrowing is at a rate of 3.21% and matures in January 2010.  At December 31, 2007, the Company had a $48.8 million line of credit secured by a blanket lien of eligible loans at the FHLB and no borrowings outstanding under this line of credit.

(5)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$61,118	31.7%	$32,708	20.3%
Interest-bearing demand deposits	9,316	4.8%	4,909	3.0%
Savings and money market demand deposits	61,232	31.7%	52,250	32.4%
Certificates of deposit	61,270	31.8%	71,326	44.3%
	$192,936	100.0%	$161,193	100.0%

The aggregate amount of certificates of deposits of $100,000 or greater at March 31, 2008 and December 31, 2007 was $59.9 million and $69.6 million respectively.  At March 31, 2008, the Company had four certificates of deposits with the State of California Treasurer’s Office for a total of $32.0 million that represented 16.6% of total deposits. The State of California Treasurer’s Office certificates of deposits are scheduled to mature as follows:  $10 million on April 10, 2008, 2008; $6 million on June 4, 2008; $10 million on June 11, 2008; and $6 million on June 19, 2008.  The Company renewed the $10 million certificate of deposit that matured on April 10, 2008 and the next maturity date is on July 10, 2008.  The Company intends to renew these deposits at maturity.

At March 31, 2008, the maturity distribution of certificates of deposit of $100,000 or greater, including State of California Treasurer’s Office deposits, was as follows: $53.4 million maturing in six months or less and $6.5 million maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of our certificates of deposit at March 31, 2008.

		Greater than
		six months
	Six months	through	Greater than
(dollars in thousands)	and less	one year	one year
0.00% to 2.99%	$39,587	$1,911	$—
3.00% to 3.99%	12,575	1,684	7
4.00% to 4.99%	2,427	—	—
5.00% to 5.99%	—	3,079	—
Total	$54,589	$6,674	$7

(6)           Other Borrowings

At March 31, 2008, the Company had a $3.5 million line of credit secured by investment securities and a $43.5 million line of credit secured by a blanket lien of eligible loans at the FHLB.  The Company had $5.0 million in borrowings outstanding under the line of credit secured by loans at the rate of 3.21% with the FHLB at March 31, 2008.  This borrowing matures in January 2010.  The Company had $2.0 million in overnight borrowings outstanding under the line of credit secured by investments at the rate of 3.75% with the FHLB at December 31, 2007.

The Company also had $30.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2008 or December 31, 2007.

(7)           Commitment and Contingencies

Commitments to Extend Credits

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying unaudited condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $75.7 million and $63.1 million in commitments to extend credit to customers and $4.1 million and $4.2 million in standby/commercial letters of credit at March 31, 2008 and December 31, 2007, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $248,000 and $208,000 as of March 31, 2008 and December 31, 2007, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense was $122,000 and $120,000 for the three months ended March 31, 2008 and 2007, respectively.

In October 2007, the Company entered into a ten-year lease for additional ground floor office space at its headquarters location effective December 1, 2007.  This location is the Company’s Private Banking Center and was opened in January 2008.

The projected minimum rental payments under the terms of the above leases at March 31, 2008 are as follows:

Years ending December 31
2008 (April – December)	$428,000
2009	583,000
2010	597,000
2011	603,000
2012	632,000
Thereafter	1,344,000
$4,187,000

Litigation

The Company from time to time may be party to lawsuits, which arise out of the normal course of business. At March 31, 2008 and December 31, 2007, the Company did not have any litigation that management believes will have a material impact on the unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures.  The amounts shown below include restricted stock granted in October 2005, May 2006, as well as January, May, June, and November 2007.

Years ending December 31,
2008 (April – December)	$568,000
2009	523,000
2010	181,000
2011	11,000
$1,283,000

(8)           Fair Value Measurement

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning accumulated deficit and no impact on the unaudited condensed consolidated financial statements in the first quarter of 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements
		at March 31, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available for Sale securities	$41,218	$—	$41,218	$—
Other real estate owned	578	—	578	—
Total assets measured at fair value	$41,796	$—	$41,796	$—

The following methods were used to estimate the fair value of each class of financial instrument above:

AFS securities – Fair values for investment securities are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company obtains these quoted prices through third party brokers.  The Company measures AFS securities at fair value on a recurring basis.

Other real estate owned – Estimated fair value (based upon independent appraisals) less estimated selling costs of the related real estate.  The Company measures other real estate owned at fair value on a nonrecurring basis.

(9)           Non-interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2008 and 2007, respectively.

	Three Months ended March 31,
(dollars in thousands)	2008	2007
Loan arrangement fees	$68	$—
Loan syndication fees	—	125
Service charges and other operating income	48	50
Total non-interest income	$116	$175

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for the quarter ended March 31, 2008 and Note 1 to the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2007. We believe that the following estimates and assumptions require management’s most subjective judgments and are most important to an understanding of our financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be the most critical to the Company.

On October 20, 2005, the Company’s Board of Directors approved the acceleration of vesting for all of the then outstanding options.  There were no expenses recognized per FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation related to this acceleration for the three months ended March 31, 2008 or 2007.  However, future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimates due to unforeseen changes in the employment status of option holders.

The Company recognizes compensation expense for stock option in accordance with SFAS No. 123R.  No options have been granted since the adoption of SFAS No. 123R.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses reflects management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio. Management also monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, and other factors, to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-off of loans. Management believes that the allowance as of March 31, 2008 is adequate to absorb known and inherent risks in the loan portfolio.

The Company has established a deferred tax asset, the majority of which is represented by future benefits realizable from the loan loss provision and the cumulative net operating loss. In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration. Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of our deferred tax asset will be realized. At March 31, 2008, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the deferred tax assets in future periods based upon the 2006 and 2007 historical profits; therefore, no valuation allowance has been provided.

Summary of Financial Condition and the Results of Operations

During the three months ended March 31, 2008, net income was $206,000 or $0.02 per diluted share compared to net income of $164,000 or $0.02 per diluted share for the three months ended March 31, 2007.

Total assets at March 31, 2008 were $258.7 million representing an increase of approximately $34.8 million or 15.5% from $223.9 million reported at December 31, 2007. Gross loans at March 31, 2008 were $177.1 million, which represents an increase of $4.7 million or 2.7% from $172.4 million at December 31, 2007. Total deposits increased approximately $31.7 million or 19.7% from $161.2 million at December 31, 2007 to $192.9 million at March 31, 2008.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended March 31,
	2008	2007

Annualized return on average assets	0.34%	0.31%

Annualized return on average stockholders’ equity	1.40%	1.22%

Average equity to average assets	24.46%	25.39%

Net interest margin	4.65%	4.38%

Results of Operations

Net Interest Income

The national prime rate, which generally follows the federal funds rate, was 5.25% at March 31, 2008, as compared to 7.25% at December 31, 2007 and 8.25% at March 31, 2007.  The Federal Reserve Board (the “FRB”) cut the targeted federal funds rate by a total of 200 basis points during the first quarter of 2008.   The reductions prompted the national prime rate to decrease by 200 basis points.  The Company currently believes it is reasonably possible the federal funds rate and the national prime rate will decrease further in the near term; however, there can be no assurance to that effect or as to the magnitude of any decrease should a decrease occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin as the federal funds rate declines.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail in Liquidity and Asset/Liability Management below.

For the three months ended March 31, 2008, average interest-earning assets were $235.6 million, generating net interest income of $2.7 million as compared to the three months ended March 31, 2007, during which we had average interest-earning assets of $208.4 million, and net interest income of $2.3 million. The growth in earning assets was primarily in loans, funded by an increase in non-interest-bearing demand deposits, interest checking (NOW), money market deposits, and other borrowings.  The increase in total average earning assets was primarily the result of the growth in average loans of $46.0 million, offset by a $17.4 million decrease in average federal funds sold balance.  The increase in net interest income was primarily the result of the growth in earning assets and the increase in net interest margin when comparing the three months ended March 31, 2007 and 2008.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) was 3.59% for the three months ended March 31, 2008 compared to 2.63% for the three months ended March 31, 2007.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.65% for the three months ended March 31, 2008 as compared to 4.38% for the three months ended March 31, 2007.  The net interest margin increased 27 basis points comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. The increase in net interest margin was primarily due to a 171 basis points reduction of interest rate paid on interest-bearing liabilities and an increase of average demand deposit balances of $7.4 million offset by a 75 basis points reduction in yield on earning assets.

The following table sets forth our average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008			2007
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield/Cost	Balance	Inc/Exp	Yield/Cost
Assets
Federal funds sold	$12,696	$100	3.17%	$30,113	$388	5.23%
Interest-earning deposits at other financial institutions	153	2	4.97%	416	3	3.24%
U.S. Gov’t Treasuries	65	1	5.03%	137	2	4.76%
U.S. Gov’t-Sponsored Agencies	3,785	48	5.15%	4,716	45	3.87%
Mortgage-backed securities and CMO’s	39,100	457	4.70%	39,479	476	4.89%
Federal Reserve Bank stock	1,713	25	5.95%	1,649	25	6.00%
Federal Home Loan Bank stock	983	14	5.47%	874	2	0.97%
Loans (1)	177,060	2,984	6.78%	131,060	2,634	8.15%
Earning assets	235,555	3,631	6.20%	208,444	3,575	6.95%

Other assets (2)	6,071			5,575

Total assets	$241,626			$214,019

Liabilities & Equity
Interest checking (NOW)	$7,180	9	0.50%	$3,494	5	0.62%
Money market deposits	60,000	302	2.03%	41,124	318	3.13%
Savings	391	—	0.27%	544	—	0.50%
CDs	67,175	554	3.31%	78,819	999	5.14%
Other borrowings	4,742	40	3.36%	—	—	—
Total interest- bearing deposits and borrowings	139,488	905	2.61%	123,981	1,322	4.32%

Demand deposits	41,295			33,886

Other liabilities	1,731			1,818

Total liabilities	182,514			159,685

Equity	59,112			54,334

Total liabilities & equity	$241,626			$214,019

Net interest income / spread		$2,726	3.59%		$2,253	2.63%
Net interest margin			4.65%			4.38%

(1)   Loan fee income was $23,000 and $83,000 for the three months ended March 31, 2008 and 2007, respectively.

(2)   Includes average balance of allowance for loan losses of $2.4 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

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

	Three months ended March 31,
	2008 Compared to 2007 Increase (Decrease) due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(223)	$(65)	$(288)
Interest-earning deposits at other financial institutions	(1)	—	(1)
U.S. Gov’t Treasuries	(1)	—	(1)
U.S. Gov’t-Sponsored Agencies	(9)	12	3
Mortgage-backed securities and CMO’s	—	(19)	(19)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	1	11	12
Loans	953	(603)	350
Total increase (decrease) in interest income	720	(664)	56

Interest expense:
Interest checking (NOW)	6	(2)	4
Savings and money market deposits	149	(165)	(16)
CD’s	(154)	(291)	(445)
Other borrowings	—	40	40
Total increase (decrease) in interest expense	1	(418)	(417)
Net increase (decrease) in net interest income	$719	$(246)	$473

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income which mainly consists of outgoing funds transfer wire fees.  Non-interest income was $116,000 for the three months ended March 31, 2008 compared to $175,000 for the three months ended March 31, 2007.

Comparing the three months ended March 31, 2008 to 2007 the decrease in non-interest income of 33.7% or $59,000 was primarily due to a decrease of $125,000 in loan syndication fees, partially offset by an increase of $68,000 in loan arrangement fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider in mid 2007.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider immediately after funding.  All purchase commitments are supported by a collateralized certificate of deposit. The loan syndication fees were related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility.

Non-Interest Expense

Non-interest expense was $2.3 million for the three months ended March 31, 2008 compared to $2.2 million for the three months ended March 31, 2007, representing an increase of $80,000 or 3.6%.

Compensation and benefits increased $386,000, or 33.6%, to $1.5 million for the three months ended March 31, 2008 from $1.1 million for the three months ended March 31, 2007.  The increase was primarily due to an increase in average full-time equivalent (“FTE”) employees to 41 FTE employees for the three months ended March 31, 2008 from 32 FTE employees for the three months ended March 31, 2007.  Occupancy expenses were $213,000 and $206,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $7,000 primarily relates to the ten-year lease for additional ground floor office space at the Company’s headquarters for the Company’s Private Banking Center which opened in January 2008.  Professional fees decreased $314,000, or 69.6%, to $137,000 for the three months ended March 31, 2008 compared to $451,000 for the three months ended March 31, 2007. The decrease was primarily due to a reduction in legal fees of $118,000; consultant fees of $107,000; Sarbanes-Oxley Act related expenses of $77,000; and accounting and audit fees of $11,000.    Other operating expense increased $8,000 or 2.6% to $318,000 for the three months ended March 31, 2008 compared to $310,000 for the three months ended March 31, 2007. Other operating expense increased in general due to growth in our loan and deposit portfolio.

Income Tax Provision

During the nine months ended September 30, 2007, the Company established a 100% valuation allowance for its deferred tax assets.  Therefore, the Company did not record any income tax provision for the three months ended March 31, 2007.  At December 31, 2007, the Company believed that it is more likely than not that the Company will realize the benefits from the deferred tax assets in future periods based upon the 2006 and 2007 historical profits and therefore reversed the 100% valuation allowance for its deferred tax assets.  The Company recorded $144,000 of income tax provision for the three months ended March 31, 2008.

Financial Condition

ASSETS

Total assets increased 15.5% or $34.8 million to $258.7 million at March 31, 2008 compared to $223.9 million at December 31, 2007. The growth in assets was primarily in loans, net of the allowance for loan losses and net unearned fees, which increased 2.8% or $4.7 million to $174.6 million at March 31, 2008 compared to $169.9 million at December 31, 2007.  Loan growth was funded primarily by an increase in total deposits of $31.7 million or 19.7% from $161.2 million at December 31, 2007 to $192.9 million at March 31, 2008 and an increase in other borrowings of $3.0 million to $5.0 million at March 31, 2008 compared to $2.0 million at December 31, 2007.

The following summarizes the interest-earning assets:

(dollars in thousands)	March 31,2008	December 31, 2007
Federal funds sold	$25,000	$1,470
Interest-earning deposits at other financial institutions	353	103
Investments – Available for Sale	41,218	36,516
Investments – Held to Maturity	4,923	5,307
Loans, gross	177,063	172,364

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) amounted to $29.5 million at March 31, 2008 and $4.8 million at December 31, 2007. See discussion in the section “Deposits” below.  Our cash and cash equivalents are managed based upon our liquidity needs by investing our excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

Investments

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

At March 31, 2008, our securities amounted to $46.1 million, representing an increase of  10.3% or $4.3 million compared to $41.8 million at December 31, 2007.  The Company purchased $5.9 million in Available for Sale securities and no Held to Maturity securities during the three months ended March 31, 2008 compared to no Available for Sale securities and $197,000 in Held to Maturity securities during the three months ended March 31, 2007.  No securities were sold during the three months ended March 31, 2008.  During the three months ended March 31, 2007 $5.0 million in Available for Sale securities were sold, resulting in no gain or loss.

See Note 3 – Investments in Part I - Item 1 for more information regarding investment securities at March 31, 2008 and December 31, 2007.

Loans

Loans, net of the allowance for loan losses and unearned fees, increased 2.8% or $4.7 million from $169.9 million at December 31, 2007 to $174.6 million at March 31, 2008.  The increase in the loan portfolio was the result of referrals from customers and founders of the Bank, as well as increased borrowings from our existing customers.

At March 31, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  There were no subsequent impairment charges recorded to operations.  The other real estate owned is included in Accrued interest and other assets on the unaudited condensed consolidated balance sheets.

Allowance for Loan Losses

The following is a summary of activity for the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(dollars in thousands)	2008	2007
Beginning balance	$2,369	$1,668
Provision for loan losses	165	17
Charge-offs	(149)	—
Recoveries	—	—
Ending balance	$2,385	$1,685

The allowance for losses on undisbursed commitments to extend credit was $197,000 and $166,000 at March 31, 2008 and December 31, 2007, respectively.  The commitments are primarily related to commercial and home equity lines of credit and letters of credit which amounted to $80.0 million and $67.5 million at March 31, 2008 and December 31, 2007, respectively. The inherent risk associated with both the disbursed and undisbursed portion of the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying unaudited condensed consolidated balance sheets, and not as part of the allowance for loan losses in the above table.

No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2008 and the methodology utilized in deriving that level is adequate to absorb known and inherent risks in the loan portfolio.

Deferred Tax Asset

The gross deferred tax asset was $2.2 million and $2.3 million at March 31, 2008 and December 31, 2007, respectively.  The majority of the deferred tax asset represented future tax benefits realizable from the loan loss provision and the cumulative net operating loss.  In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration.  Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of our deferred tax asset will be realized. At March 31, 2008 and December 31, 2007, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax asset in future periods based upon the 2006, 2007, and 2008 historical profits; therefore, no valuation allowance has been provided.

Deposits

Total deposits increased $31.7 million or 19.7% from $161.2 million at December 31, 2007 to $192.9 million at March 31, 2008.  The majority of the increase in deposits resulted from increases in non-interest-bearing demand deposits, interest-bearing checking, and savings and money market deposits of $28.4 million, $4.4 million, and $9.0 million, respectively, at March 31, 2008 compared to December 31, 2007.  The increase in non-interest-bearing demand deposits, interest-bearing checking, and savings and money market deposits was a result of the Company’s continued efforts in core deposit gathering, as well as expanding our client base through relationship banking.  Of the $28.4 million increase in non-interest-bearing demand deposits, a single related-party customer deposited $23.4 million in March 2008 with the expectation of withdrawing the funds in April 2008.  This amount was invested in federal funds sold at March 31, 2008.  On April 2, 2008, the full amount of this customer’s funds were withdrawn.  Certificates of deposits decreased $10.1 million or 14.1% to $61.3 million at March 31, 2008 compared to $71.3 million at December 31, 2007.  A significant portion of this decrease relates to the maturity of a certificate of deposit on March 8, 2008 totaling $7.1 million.

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2008 and
December 31, 2007:

	March 31, 2008		December 31, 2007
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$61,118	31.7%	$32,708	20.3%
Interest-bearing demand deposits	9,316	4.8%	4,909	3.0%
Savings and money market demand deposits	61,232	31.7%	52,250	32.4%
Certificates of deposit	61,270	31.8%	71,326	44.3%
	$192,936	100.0%	$161,193	100.0%

Liquidity and Asset/Liability Management

The Company’s main sources of funds to provide liquidity are maturities of overnight federal funds sold, paydowns and maturities of investments, loan repayments, and increases in deposits.  The Company also maintains lines of credit with the FHLB and other correspondent financial institutions.

The liquidity ratio (the sum of cash, federal funds sold and Available for Sale investments, excluding amounts required to be pledged under borrowing and state deposit relationships, divided by total assets) was 15.8% at March 31, 2008 and 4.2% at December 31, 2007.  The increase in our liquidity ratio at March 31, 2008 compared to December 31, 2007 was primarily due to an increase in our federal funds sold from $1.5 million to $25.0 million.  See discussion in the section “Deposits” above.

At March 31, 2008, the Company had a $3.5 million line of credit secured by investment securities and a $43.5 million line of credit secured by a blanket lien of eligible loans at the FHLB.  The Company had $5.0 million in borrowings outstanding under the line of credit secured by loans at the rate of 3.21% with the FHLB at March 31, 2008.  This borrowing matures in January 2010.  The Company had $2.0 million in overnight borrowings outstanding under the line of credit secured by investments at the rate of 3.75% with the FHLB at December 31, 2007.

The Company also had $30.0 million in federal funds lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2008 or December 31, 2007.

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

Capital Resources

A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and Bancshares as of March 31, 2008:

	Adequately Capitalized	Well Capitalized for the Bank Only	The	Company
	(greater than or equal to)		Bank	(consolidated)
Total risk-based capital	8.00%	10.00%	28.60%	28.60%
Tier 1 risk-based capital ratio	4.00%	6.00%	27.38%	27.38%
Tier 1 leverage capital ratio	4.00%	5.00%	24.10%	24.10%

As of March 31, 2008, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

At March 31, 2008, the Company had total stockholders’ equity of $59.3 million, which included $99,000 in common stock, $62.2 million in additional paid-in capital, $3.4 million in accumulated deficit and $341,000 in accumulated other comprehensive income.  At December 31, 2007, the Company had total stockholders’ equity of $58.6 million, which included $99,000 in common stock, $62.0 million in additional paid-in capital, $3.6 million in accumulated deficit and $69,000 in accumulated other comprehensive income.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(dollars in thousands)	March 31, 2008	December 31, 2007
Commitments to extend credit	$75,661	$63,137
Commitments to extend credit to directors and officers (undisbursed amount)	$8,841	$11,633
Standby/commercial letters of credit	$4,083	$4,243
Guarantees on outstanding credit card balances	$248	$208

We maintain an allowance for unfunded commitments, based on the level and quality of our undisbursed loan funds, which comprises the majority of our off-balance sheet risk.  The provisions for off-balance sheet commitments were $197,000 and $166,000 at March 31, 2008 and December 31, 2007, respectively, which represents 0.25% of the undisbursed loan funds for both periods, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of the Company’s business.

For further information on commitments and contingencies, see Part I - Item 1. Financial Statements – Note 7 – Commitments and Contingencies.

Contractual Obligations

During the first quarter of 2008, there were no material changes outside of the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk

During the three months ended March 31, 2008, there were no material changes to the information regarding market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.                    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified in the SEC’s rules and forms.  Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business we are involved in various legal proceedings. We do not believe that these matters, either alone or in the aggregate, will have a material impact on our financial condition or results of operations.

Item 1A.

Risk Factors

We are not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)           Additional Disclosures.  None.

(b)           Stockholder Nominations.  There have been no material changes in the procedures by which stockholders my recommend nominees to our board of directors during the quarter ended March 31, 2008.  Please see the discussion of these procedures in our most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.                    Exhibits

31.1                        Chief Executive Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

31.2                        Chief Financial Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

32                                  Chief Executive Officer and Chief Financial Officer Certification required under Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 12th day of May, 2008.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer