Form 10-Q
period 2008-06-30
1st Century Bancshares, Inc.
filed 2008-08-11
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer   ☐   Accelerated filer   ☒           Non-accelerated filer   ☐   (do not check if a smaller reporting company)   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

As of August 1, 2008, there were 9,935,507 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

June 30, 2008

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets – June 30, 2008 and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Income – Three and six months ended June 30, 2008 and 2007	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income – Six months ended June 30, 2008 and 2007	3

	Unaudited Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2008 and 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

i

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may,” or other similar expressions in this Quarterly Report on Form 10-Q.  These statements are based upon management’s current expectations and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc. (the “Company”) may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a decline in economic conditions and increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations, and management’s ability to manage the Company’s growth.  This Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K, as well as, certain Current Reports on Forms 8-K, and other SEC filings discuss the important risk factors known to us as of the date hereof that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ii

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$5,861	$3,375
Federal funds sold	730	1,470
Total cash and cash equivalents	6,591	4,845
Interest-earning deposits at other financial institutions	204	103
Investments – Available for Sale (“AFS”), at estimated fair value	41,772	36,516
Investments – Held to Maturity (“HTM”), at amortized cost	4,704	5,307
Loans, net of allowance for loan losses of $2,639 and $2,369 as of June 30, 2008 and December 31, 2007, respectively	190,188	169,864
Premises and equipment, net	1,219	937
Deferred tax asset	2,673	2,325
Federal Home Loan Bank of San Francisco (“FHLB”)/Federal Reserve Bank (“FRB”) stock	3,043	2,670
Accrued interest and other assets	1,794	1,288
Total assets	$252,188	$223,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$42,198	$32,708
Interest-bearing deposits:
Interest-bearing checking	8,808	4,909
Savings and money market	57,279	52,250
Certificates of deposit less than $100	2,035	1,731
Certificates of deposit of $100 or greater	57,058	69,595
Total deposits	167,378	161,193
Other borrowings	24,000	2,000
Accrued interest and other liabilities	1,823	2,050
Total liabilities	193,201	165,243

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value – 50,000,000 shares authorized, 9,935,300 and 9,913,884 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	99	99
Preferred stock, $0.01 par value – 10,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	62,414	62,021
Accumulated deficit	(3,312)	(3,577)
Accumulated other comprehensive (loss) income	(214)	69
Total stockholders’ equity	58,987	58,612
Total liabilities and stockholders’ equity	$252,188	$223,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income on:
Loans	$2,925	$2,620	$5,910	$5,253
Investments	536	435	1,042	958
Other	53	500	193	918
Total interest income	3,514	3,555	7,145	7,129

Interest expense on:
Deposits	526	1,184	1,391	2,506
Borrowings	92	—	132	—
Total interest expense	618	1,184	1,523	2,506
Net interest income	2,896	2,371	5,622	4,623

Provision for loan losses	266	254	431	271
Net interest income after provision for loan losses	2,630	2,117	5,191	4,352

Non-interest income	56	132	171	307

Non-interest expenses:
Compensation and benefits	1,352	1,102	2,886	2,252
Occupancy	263	216	476	422
Professional fees	171	182	309	632
Marketing	101	90	145	141
Technology	184	91	264	171
Other operating expenses	493	318	810	627
Total non-interest expenses	2,564	1,999	4,890	4,245
Income before income taxes	122	250	472	414
Income tax provision	63	—	207	—
Net income	$59	$250	$265	$414

Basic earnings per share	$0.01	$0.03	$0.03	$0.04
Diluted earnings per share	$0.01	$0.02	$0.03	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and

Other Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Total
	Outstanding		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2006	9,783,722	$98	$61,108	$(6,489)	$(608)	$54,109
Restricted stock issued	10,347	—	—	—	—	—
Forfeiture of restricted stock	—	—	(13)	—	—	(13)
Net issuance of exercises of stock options, including tax benefit	104,815	1	(157)	—	—	(156)
Compensation expense associated with restricted stock awards	—	—	328	—	—	328
Comprehensive income:
Net income	—	—	—	414	—	414
Net change in unrealized losses on AFS investments, net of tax	—	—	—	—	(282)	(282)
Total comprehensive income	—	—	—	414	(282)	132
Balance at June 30, 2007	9,898,884	99	61,266	(6,075)	(890)	54,400

Balance at December 31, 2007	9,913,884	$99	$62,021	$(3,577)	$69	$58,612
Restricted stock issued	21,416	—	—	—	—	—
Forfeiture of restricted stock	—	—	(51)	—	—	(51)
Compensation expense associated with restricted stock awards	—	—	444	—	—	444
Comprehensive income:
Net income	—	—	—	265	—	265
Net change in unrealized gains on AFS investments, net of tax effect	—	—	—	—	(283)	(283)
Total comprehensive loss	—	—	—	265	(283)	(18)
Balance at June 30, 2008	9,935,300	$99	$62,414	$(3,312)	$(214)	$58,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$265	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	114
Deferred tax benefit	(150)	—
Provision for loan losses	431	271
Decrease in deferred loan fees, net of costs	(68)	(126)
Stock-based expense, net of forfeitures	393	315
Net gain on sale of securities AFS	(21)	—
Net (accretion) amortization of discounts and premiums on investment securities AFS	(17)	8
Net accretion of discounts on investment securities HTM	(6)	(5)
Stock dividend from FHLB stock	(27)	(23)
Decrease (increase) in accrued interest receivable and other assets	72	(198)
Decrease in accrued interest payable and other liabilities	(227)	(112)
Net cash provided by operating activities	807	658
Cash flows from investing activities:
Net increase in interest-earning deposits at other financial institutions	(100)	(53)
Activities in investment securities AFS:
Purchases	(14,455)	(3,501)
Maturities and principal reductions	5,235	6,903
Proceeds from the sale of securities	3,521	4,999
Activities in investment securities HTM:
Purchases	(150)	(197)
Maturities and principal reductions	759	567
Loan originations, net of principal collections	(21,266)	(17,903)
Purchase of premises and equipment	(444)	(53)
Purchase of FRB stock and FHLB stock	(346)	(57)
Net cash used in investing activities	(27,246)	(9,295)
Cash flows from financing activities:
Net increase in deposits	6,185	2,315
Taxes paid on net issuance exercise of stock options	—	(284)
Proceeds from FHLB borrowings	24,000	—
Repayment of FHLB borrowings	(2,000)	—
Exercise of stock options	—	122
Net cash provided by financing activities	28,185	2,153
Increase (decrease) in cash and cash equivalents	1,746	(6,484)
Cash and cash equivalents, beginning of period	4,845	21,192
Cash and cash equivalents, end of period	$6,591	$14,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                                 Nature of Operation

In December 2007, 1st Century Bancshares, Inc. (the “Company” or “Bancshares”) commenced operations as a bank holding company by acquiring all of the outstanding shares of 1st Century Bank, National Association (the “Bank”) in a one bank holding company reorganization.  The reorganization and combination of Bancshares with the Bank was effected in a manner similar to a pooling of interests through the combination of equity interests under common control and, as such, the consolidated financial statements reflect the common stock of Bancshares as if such shares had been outstanding for all periods presented.  The new corporate structure gives Bancshares and the Bank greater flexibility in terms of operations, expansion, and diversification.  Bancshares was incorporated in the state of Delaware and, as a bank holding company, Bancshares’ primary federal regulatory agency is the Board of Governors of the Federal Reserve Bank.

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

(2)                                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2007, and the notes thereto included in the Annual Report on Form 10-K filed under the Securities and Exchange Act of 1934 (the “Exchange Act”).  The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary bank.  All inter-company accounts and transactions have been eliminated.

Certain items in the 2007 unaudited condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by management in preparation of the unaudited condensed consolidated financial statements include the allowance for loan losses and the valuation of deferred tax assets.  It is at least reasonably possible that a material change in these estimates may occur in the near term and cause actual results to differ materially from the amounts reported in the unaudited condensed consolidated financial statements included herewith.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance, and are based in part upon estimates used from historical peer group loan loss data because the Company began operations in March 2004 and thus lacks sufficient historical data to make such estimates.  Other factors considered include the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and concentrations of loan categories.  Management carefully monitors these factors to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2008 is adequate to absorb known and inherent risks in the loan portfolio.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  The Company adopted FIN 48 as of January 1, 2007 and did not have a material impact on the Company’s financial position or results of operations.  No uncertain tax positions were identified as of June 30, 2008 or December 31, 2007.

Earnings per Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of outstanding common stock equivalents.  Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.

	Three Months ended June 30,
(dollars in thousands)	2008	2007

Net income	$59	$250
Average number of common shares outstanding	9,922,241	9,857,804
Effect of dilutive options	124,044	216,651
Effect of dilution of restricted stock	169,542	268,803
Average number of common shares outstanding used to calculate diluted earnings per share	10,215,827	10,343,258

	Six Months ended June 30,
(dollars in thousands)	2008	2007

Net income	$265	$414
Average number of common shares outstanding	9,918,063	9,827,282
Effect of dilutive options	152,410	256,670
Effect of dilution of restricted stock	163,464	260,078
Average number of common shares outstanding used to calculate diluted earnings per share	10,233,937	10,344,030

There were 374,073 anti-dilutive shares excluded from the calculation of the average shares outstanding during the three and six months ended June 30, 2008.  There were no anti-dilutive shares excluded from the calculation of the average shares outstanding during the three and six months ended June 30, 2007.  Actual shares outstanding as of June 30, 2008 and 2007 were 9,935,300 and 9,898,884, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) (“SFAS No. 123R”), Share-Based Payment.  No options have been granted since the adoption of SFAS No. 123R.

For the three and six months ended June 30, 2008, the compensation expense recognized related to restricted stock awards was approximately $166,000 and $393,000, respectively.  For the three and six months ended June 30, 2007, the compensation expense recognized related to restricted stock awards was approximately $153,000 and $265,000, respectively.   Non-cash stock consulting fee recognized was $0 and $50,000 for the three and six months ended June 30, 2007, respectively, and $0 for the three and six months ended June 30, 2008.

On May 15, 2008, the Company granted 7,500 restricted stock awards to certain directors with various vesting periods as follows:  2,986 awards vesting on grant date, 486 awards which vest equally every month over a remaining period of 7 months and 4,028 awards which vest equally every month over a remaining period of 29 months.

The following table reflects the activity related to restricted stock awards for the six months ended June 30, 2008 and 2007, respectively.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Six months ended June 30,
	2008		2007
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning Balance	301,750	$7.59	107,000	$8.12
Granted	7,500	5.90	222,847	7.52
Vested	(21,416)	7.28	(10,347)	8.70
Forfeited	(22,268)	7.53	(8,250)	8.07
Ending Balance	265,566	$7.58	311,250	$7.68

The intrinsic value of restricted stock vested for the six months ended June 30, 2008 and 2007 was $126,000 and $83,000, respectively.

The following table represents the status of all optioned shares and the exercise price thereof for the 2004 Founder Stock Option Plan (the “2004 Founder Plan”) for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008		2007
2004 Founder Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	133,700	$5.00	135,700	$5.00
Granted	—	—	—	—
Exercised	—	—	(2,000)	$5.00
Cancelled	—	—	—	—
Ending Balance	133,700	$5.00	133,700	$5.00

The weighted average remaining contractual life of the 2004 Founder Plan stock options outstanding was 5.66 and 6.66 years at June 30, 2008 and 2007, respectively. All options under the 2004 Founder Plan were exercisable at June 30, 2008 and 2007.

The following table represents the status of all optioned shares and the exercise price thereof for the Director and Employee Stock Option Plan (the “Stock Option Plan”) for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008		2007
Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,155,673	$5.96	1,904,554	$5.64
Granted	—	—	—	—
Exercised	—	—	(102,815)	$5.05
Cancelled	—	—	(632,566)	$6.46
Ending Balance	1,155,673	$5.96	1,169,173	$5.88

The weighted average remaining contractual life of the Stock Option Plan outstanding was 6.02 and 6.95 years at June 30, 2008 and 2007, respectively. All options under the Stock Option Plan were exercisable at June 30, 2008 and 2007.

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2008 was $887,000.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $5.75 on June 30, 2008, and the exercise prices multiplied by the number of options outstanding.  The total intrinsic value of options exercised was approximately $507,000 for the six months ended June 30, 2007.  There were no options exercised for the six months ended June 30, 2008.

The following table details the amount of shares authorized and available under all stock plans as of June 30, 2008.

Share Reserve	Less Shares Previously Exercised/Vested	Less Options and Unvested Restricted Shares Outstanding	Total Shares Available for Future Grant
2,784,000	255,687	1,554,939	973,374

Recent Accounting Pronouncements

In December 2007, the FASB revised SFAS No. 141, Business Combination (“SFAS No. 141R”).  SFAS No. 141R improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  Management does not believe that SFAS No. 141R will have any material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  As of June 30, 2008, the Company does not have any non-controlling interests.  Management does not believe SFAS No. 160 will have any material impact on the Company’s financial position, results of operations, or cash flows.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements (See Note 8 – Fair Value Measurements).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Management does not believe SFAS No. 162 will have any material impact on the Company’s financial position, results of operations, or cash flows.

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus-for-exposure on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“Issue No. 08-3”).  The consensus-for-exposure states that maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities shall be accounted for as a deposit asset.  The Task Force also reached a consensus-for-exposure that this Issue No. 08-3 should be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.  The Task Force reached a consensus-for-exposure that entities should recognize the effect of the change as a change in accounting principle as of the beginning of the fiscal year in which this consensus is initially applied for all arrangements existing at the effective date.  The Board ratified the consensus-for-exposure in this Issue No. 08-3 at its June 25, 2008 meeting.  Management is currently evaluating the impact of these consensuses-for-exposure in this Issue No. 08-3 on the Company.

(3)                                 Investments

The following is a summary of the investments categorized as available for sale (“AFS”) and held to maturity (“HTM”) at June 30, 2008 and December 31, 2007:

	June 30, 2008
(dollars in thousands)		Gross	Gross
Investments – Available	Amortized	Unrealized	Unrealized	Fair
for Sale	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$249	$1	$—	$250
Mortgage-backed Securities	37,767	37	(415)	37,389
Collateralized Mortgage Obligations	4,120	33	(20)	4,133
	$42,136	$71	$(435)	$41,772

	June 30, 2008
(dollars in thousands)		Gross	Gross
Investments-Held to	Amortized	Unrealized	Unrealized	Fair
Maturity	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$150	$—	$—	$150
Mortgage-backed Securities	1,092	—	(26)	1,066
Collateralized Mortgage Obligations	3,462	—	(51)	3,411
	$4,704	$—	$(77)	$4,627

	December 31, 2007
(dollars in thousands)		Gross	Gross
Investments – Available	Amortized	Unrealized	Unrealized	Fair
for Sale	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$3,501	$16	$—	$3,517
Mortgage-backed Securities	26,845	110	(89)	26,866
Collateralized Mortgage Obligations	6,053	80	—	6,133
	$36,399	$206	$(89)	$36,516

	December 31, 2007
(dollars in thousands)		Gross	Gross
Investments-Held to	Amortized	Unrealized	Unrealized	Fair
Maturity	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$100	$—	$—	$100
Mortgage-backed Securities	1,211	—	(15)	1,196
Collateralized Mortgage Obligations	3,996	24	(4)	4,016
	$5,307	$24	$(19)	$5,312

The Company did not have investment securities categorized as “Trading” at June 30, 2008 or December 31, 2007.  Net unrealized losses on AFS securities totaling $364,000 were recorded, net of tax of $150,000, as accumulated other comprehensive loss within stockholders’ equity at June 30, 2008.  Net unrealized gains on AFS securities totaling $117,000 were recorded, net of tax of $48,000 as accumulated other comprehensive income within stockholders’ equity at December 31, 2007.

The Company sold one AFS security totaling $3.5 million during the six months ended June 30, 2008 resulting in a gain of $21,000.

At June 30, 2008, the carrying amount of securities pledged to the Federal Home Loan Bank of San Francisco (the “FHLB”), to secure a borrowing/credit facility, was $3.7 million.  The Company did not have any borrowings outstanding under this borrowing/credit facility at June 30, 2008.  At December 31, 2007, the carrying amount of securities pledged to the FHLB, to secure a borrowing/credit facility, was $4.3 million.  The Company had $2.0 million in overnight borrowings outstanding at a rate of 3.75% under this borrowing/credit facility at December 31, 2007.

Additionally, at June 30, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $42.8 million.  Of the $42.8 million in pledged securities, $41.1 million was designated AFS and $1.7 million was designated HTM.  At December 31, 2007, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $37.5 million.  Of the $37.5 million in pledged securities, $35.8 million was designated AFS and $1.7 million was designated HTM.  At June 30, 2008 and December 31, 2007, deposits from the State of California were $32.0 million and $32.0 million, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	414	29,746	1	808
Collateralized Mortgage Obligations	20	686	—	—
Total Securities Available for Sale	$434	$30,432	$1	$808

Investments-Held to Maturity
Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	26	1,066	—	—
Collateralized Mortgage Obligations	51	2,986	—	—
Total Securities Held to Maturity	$77	$4,052	$—	$—

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

As of June 30, 2008, the market value of securities which were in an unrealized loss position and which have been in a continuous loss position for 12 months or more totaled $808,000, with unrealized losses of $1,000.  None of the securities are considered other-than-temporarily impaired at June 30, 2008.

(4)                                 Loans

As of June 30, 2008 and December 31, 2007, gross loans outstanding totaled $192.9 million and $172.4 million, respectively, within the following loan categories:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial loans(1)	$105,466	54.7%	$95,617	55.5%
Real estate – residential mortgage	1,615	0.8%	3,551	2.0%
Real estate – commercial mortgage	47,445	24.6%	42,394	24.6%
Real estate – land and construction	15,492	8.0%	13,446	7.8%
Home equity	11,783	6.1%	9,850	5.7%
Consumer and other (2)	11,089	5.8%	7,506	4.4%
Loans, gross	192,890	100.0%	172,364	100.0%
Less - net unearned fee income	(63)		(131)
Less - allowance for loan losses	(2,639)		(2,369)
Loans, net	$190,188		$169,864

(1)           Unsecured commercial loan balances were approximately $25.2 million and $22.0 million at June 30, 2008 and December 31, 2007, respectively.

(2)           Unsecured consumer loan balances were approximately $5.9 million and $5.9 million at June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, substantially all of the Company’s loan customers are located in Southern California.

At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  There were no subsequent impairment charges recorded to operations.  The other real estate owned is included in Accrued interest and other assets on the unaudited condensed consolidated balance sheets.

The Company did not have any other non-performing assets at June 30, 2008 or December 31, 2007.

The following is a summary of activity for the allowance for loan losses for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Beginning balance	$2,385	$1,685	$2,369	$1,668
Provision for loan losses	266	254	431	271
Charge-offs	(12)	—	(161)	—
Recoveries	—	—	—	—
Ending balance	$2,639	$1,939	$2,639	$1,939

An allowance for losses on undisbursed commitments to extend credit of $194,000 and $166,000 at June 30, 2008 and December 31, 2007, respectively, is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $78.4 million and $67.5 million at June 30, 2008 and December 31, 2007, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in Accrued interest and other liabilities within the accompanying unaudited condensed consolidated balance sheets, and not as part of the allowance for loan losses in the above table.

(5)                                 Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$42,198	25.2%	$32,708	20.3%
Interest-bearing demand deposits	8,808	5.3%	4,909	3.0%
Savings and money market deposits	57,279	34.2%	52,250	32.4%
Certificates of deposit	59,093	35.3%	71,326	44.3%
	$167,378	100.0%	$161,193	100.0%

The aggregate amount of certificates of deposits of $100,000 or greater at June 30, 2008 and December 31, 2007 was $57.1 million and $69.6 million respectively.  At June 30, 2008 and December 31, 2007, the Company had four certificates of deposits with the State of California Treasurer’s Office for a total of $32.0 million. The State of California Treasurer’s Office certificates of deposits are scheduled to mature as follows:  $10 million on July 10, 2008; $6 million on December 3, 2008; $10 million on December 11, 2008; and $6 million on December 19, 2008.  The Company renewed the $10 million certificate of deposit that matured on July 10, 2008 and the next maturity date is on January 8, 2009.  Also on July 10, 2008 the Company obtained an additional $2 million certificate of deposit which matures on November 20, 2008.  The Company intends to renew these deposits at maturity.

At June 30, 2008, the maturity distribution of certificates of deposit of $100,000 or greater, including State of California Treasurer’s Office deposits, was as follows: $56.8 million maturing in six months or less and $272,000 maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the Company’s certificates of deposit at June 30, 2008.

		Greater than
		Six months
	Six months	through	Greater than
(dollars in thousands)	and less	one year	one year
0.00% to 2.99%	$53,900	$—	$—
3.00% to 3.99%	1,598	279	—
4.00% to 4.99%	220	—	—
5.00% to 5.99%	3,096	—	—
Total	$58,814	$279	$—

(6)           Other Borrowings

At June 30, 2008, the Company had a $3.2 million borrowing/credit facility secured by investment securities with the FHLB and did not have any outstanding borrowings under this borrowing/credit facility.  The Company had $2.0 million in overnight borrowings outstanding under this borrowing/credit facility secured by investments at the rate of 3.75% with the FHLB at December 31, 2007.

At June 30, 2008, the Company also had a $47.9 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $17.5 million in outstanding overnight borrowings at a rate of 2.87% with the FHLB at June 30, 2008.  The Company also had

$5.0 million and $1.5 million in term borrowings outstanding under this borrowing/credit facility at rates of 3.21% and 2.97%, respectively, maturing in January 2010 and May 2010, respectively.  The Company did not have any outstanding borrowing under this borrowing/credit facility at December 31, 2007.

The Company also had $31.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2008 or December 31, 2007.

(7)           Commitment and Contingencies

Commitments to Extend Credits

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying unaudited condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $75.1 million and $63.1 million in commitments to extend credit to customers and $3.1 million and $4.2 million in standby/commercial letters of credit at June 30, 2008 and December 31, 2007, respectively.  In addition, the Company had $5.9 million and $11.6 million in commitments to extend credit to directors and officers at June 30, 2008 and December 31, 2007, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $238,000 and $208,000 as of June 30, 2008 and December 31, 2007, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense was $117,000 and $239,000 for the three and six months ended June 30, 2008, respectively and $114,000 and $235,000 for the three and six months ended June 30, 2007, respectively.

In October 2007, the Company entered into a ten-year lease for additional ground floor office space at its headquarters location effective December 1, 2007.  This location is the Company’s Private Banking Center and was opened in January 2008.

The projected minimum rental payments under the terms of the above leases at June 30, 2008 are as follows:

Years ending December 31

2008 (July – December)	$286,000
2009	583,000
2010	597,000
2011	603,000
2012	632,000
Thereafter	1,344,000
$4,045,000

Litigation

The Company from time to time may be party to lawsuits, which arise out of the normal course of business. At June 30, 2008 and December 31, 2007, the Company did not have any litigation that management believes will have a material impact on the unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures.  The amounts shown below include restricted stock granted in October 2005, May 2006, as well as January, May, June, and November 2007, and May 2008.

Years ending December 31,

2008 (July – December)	$336,000
2009	475,000
2010	172,000
2011	11,000
$994,000

(8)           Fair Value Measurement

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning accumulated deficit and no impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008.

 The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	at June 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available for Sale securities	$41,772	$—	$41,772	$—
Total assets measured at fair value on a recurring basis	$41,772	$—	$41,772	$—

 AFS securities - Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		at June 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$578	$—	$578	$—
Total assets measured at fair value on a non-recurring basis	$578	$—	$578	$—

Other real estate owned – Estimated fair value (based upon independent appraisals) less estimated selling costs of the related real estate.

(9)           Non-interest Income

The following table summarizes the information regarding non-interest income for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months ended June 30,
(dollars in thousands)	2008	2007
Loan arrangement fees	$—	$17
Loan syndication fees	—	70
Service charges and other operating income	35	45
Gain on sale of AFS securities	21	—
Total non-interest income	$56	$132

	Six Months ended June 30,
(dollars in thousands)	2008	2007
Loan arrangement fees	$68	$17
Loan syndication fees	—	195
Service charges and other operating income	82	95
Gain on sale of AFS securities	21	—
Total non-interest income	$171	$307

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

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and Note 1 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that the following estimates and assumptions require management’s most subjective judgments and are most important to an understanding of the Company’s financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be the most critical to the Company.

On October 20, 2005, the Company’s Board of Directors approved the acceleration of vesting for all of the then outstanding options.  There were no expenses recognized per FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation related to this acceleration for the three and six months ended June 30, 2008 or 2007.  However, future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimates due to unforeseen changes in the employment status of option holders.

The Company recognizes compensation expense for stock options in accordance with SFAS No. 123R.  No options have been granted since the adoption of SFAS No. 123R.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses reflects management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio. Management also monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, and other factors, to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-off of loans. Management believes that the allowance as of June 30, 2008 is adequate to absorb known and inherent risks in the loan portfolio.

The Company has established a deferred tax asset, the majority of which is represented by future benefits realizable from the loan loss provision and the cumulative net operating loss. In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration. Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of the Company’s deferred tax asset will be realized. At June 30, 2008, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the deferred tax asset in future periods based upon the 2006, 2007, and 2008 historical profits; therefore, no valuation allowance has been provided.

Summary of Financial Condition and the Results of Operations

During the three months ended June 30, 2008 and 2007, net income was $59,000 or $0.01 per diluted share and $250,000 or $0.02 per diluted share, respectively.  During the six months ended June 30, 2008 and 2007, net income was $265,000 or $0.03 per diluted share and $414,000 or $0.04 per diluted share, respectively.

Total assets at June 30, 2008 were $252.2 million representing an increase of approximately $28.3 million or 12.6% from $223.9 million reported at December 31, 2007. Gross loans at June 30, 2008 were $192.9 million, which represents an increase of $20.5 million or 11.9% from $172.4 million at December 31, 2007. Total deposits increased approximately $6.2 million or 3.8% from $161.2 million at December 31, 2007 to $167.4 million at June 30, 2008.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended June 30,
	2008	2007

Annualized return on average assets	0.10%	0.47%
Annualized return on average stockholders’ equity	0.40%	1.83%
Average equity to average assets	24.27%	25.70%
Net interest margin	4.92%	4.57%

	Six months ended June 30,
	2008	2007

Annualized return on average assets	0.22%	0.39%
Annualized return on average stockholders’ equity	0.91%	1.51%
Average equity to average assets	24.15%	25.55%
Net interest margin	4.79%	4.45%

Results of Operations

Net Interest Income

The national prime rate, which generally follows the federal funds rate, was 5.00% at June 30, 2008, as compared to 7.25% at December 31, 2007 and 8.25% at June 30, 2007.  The Federal Reserve Board (the “FRB”) reduced the targeted federal funds rate by a total of 225 basis points during the first six months of 2008.   The reductions prompted the national prime rate to decrease by 225 basis points.  The Company currently believes it is reasonably possible the federal funds rate and the national prime rate will remain flat in the near term and increase in the longer term; however, there can be no assurance to that effect or as to the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management will continue to monitor interest rate movements.

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

For the three and six months ended June 30, 2008, average interest-earning assets were $236.7 million and $236.1 million, respectively, generating net interest income of $2.9 million and $5.6 million, respectively.  For the three and six months ended June 30, 2007, average interest-earning assets were $207.6 million and $208.0 million, respectively, generating net interest income of $2.4 million and $4.6 million, respectively. The growth in earning assets was primarily in loans, funded by an increase in non-interest-bearing demand deposits, interest checking (NOW), money market deposits, and other borrowings.  The increase in total average interest-earning assets for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of the growth in average loans of $50.6 million, offset by a $25.5 million decrease in average federal funds sold balance.  The increase in net interest income was primarily the result of the growth in earning assets and the increase in net interest margin when comparing the three and six months ended June 30, 2008 and 2007.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) for the three and six months ended June 30, 2008 was 4.25% and 3.94%, respectively, compared to 2.91% and 2.74%, respectively, for the three and six months ended June 30, 2007.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.92% and 4.79%, respectively, for the three and six months ended June 30, 2008 as compared to 4.57% and 4.45%, respectively, for the three and six months ended June 30, 2007.  The net interest margin increased 35 basis points comparing the three months ended June 30, 2008 to the three months ended June 30, 2007. The increase in net interest margin was primarily due to a 222 basis points reduction of interest rate paid on interest-bearing liabilities and an increase of average demand deposit balances of $2.7 million offset by a 88 basis points reduction in yield on earning assets.

The net interest margin increased 34 basis points comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.  The increase in net interest margin was primarily due to a 196 basis points reduction of interest rate paid on interest-bearing liabilities and an increase of average demand deposit balances of $5.0 million offset by a 76 basis points reduction in yield on earning assets.

The following table sets forth the Company’s average balance sheet, average yields on interest-earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
	2008			2007
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield/Cost	Balance	Inc/Exp	Yield/Cost
Assets
Federal funds sold	$1,833	$10	2.20%	$35,441	$461	5.20%
Interest-earning deposits at other financial institutions	196	1	3.02%	169	4	9.23%
U.S. Gov’t Treasuries	57	1	1.63%	198	2	4.91%
U.S. Gov’t-Sponsored Agencies	1,954	26	5.36%	3,578	32	3.56%
Mortgage-backed securities and CMO’s	43,169	510	4.75%	34,162	401	4.69%
Federal Reserve Bank stock	1,796	27	6.10%	1,642	24	5.99%
Federal Home Loan Bank stock	1,125	14	5.01%	941	11	4.48%
Loans (1)	186,571	2,925	6.31%	131,512	2,620	7.97%
Earning assets	236,701	3,514	5.97%	207,643	3,555	6.85%
Other assets (2)	7,509			5,139
Total assets	$244,210			$212,782
Liabilities & Equity
Interest checking (NOW)	$8,862	7	0.30%	$5,454	7	0.58%
Money market deposits	60,468	218	1.45%	46,576	336	2.88%
Savings	420	—	0.25%	740	1	0.49%
CDs	60,745	301	2.00%	67,324	840	5.15%
Other borrowings	14,338	92	2.58%	—	—	—
Total interest- bearing deposits and borrowings	144,833	618	1.72%	120,094	1,184	3.94%
Demand deposits	38,680			36,017
Other liabilities	1,428			1,979
Total liabilities	184,941			158,090
Equity	59,269			54,692
Total liabilities & equity	$244,210			$212,782

Net interest income / spread		$2,896	4.25%		$2,371	2.91%
Net interest margin			4.92%			4.57%

(1)   Loan fee income was $42,000 and $46,000 for the three months ended June 30, 2008 and 2007, respectively.

(2)   Includes average balance of allowance for loan losses of $2.5 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively.

The following table sets forth the Company’s average balance sheet, average yields on interest-earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008			2007
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield/Cost	Balance	Inc/Exp	Yield/Cost
Assets
Federal funds sold	$7,265	$110	3.04%	$32,792	$849	5.18%
Interest-earning deposits at other financial institutions	174	3	3.87%	287	7	4.89%
U.S. Gov’t Treasuries	61	1	3.43%	167	4	4.82%
U.S. Gov’t-Sponsored Agencies	2,869	75	5.22%	4,144	77	3.71%
Mortgage-backed securities and CMO’s	41,107	967	4.73%	36,816	877	4.76%
Federal Reserve Bank stock	1,741	52	6.08%	1,646	49	5.95%
Federal Home Loan Bank stock	1,054	27	5.22%	908	13	2.79%
Loans (1)	181,843	5,910	6.54%	131,286	5,253	8.00%
Earning assets	236,114	7,145	6.09%	208,046	7,129	6.85%
Other assets (2)	6,033			5,351
Total assets	$242,147			$213,397
Liabilities & Equity
Interest checking (NOW)	$8,021	15	0.39%	$4,479	13	0.59%
Money market deposits	60,234	520	1.74%	43,865	653	2.98%
Savings	406	1	0.26%	643	2	0.49%
CDs	63,959	855	2.69%	73,040	1,838	5.14%
Other borrowings	9,540	132	2.77%	—	—	—
Total interest- bearing deposits and borrowings	142,160	1,523	2.15%	122,027	2,506	4.11%
Demand deposits	39,988			34,957
Other liabilities	1,523			1,899
Total liabilities	183,671			158,883
Equity	58,476			54,514
Total liabilities & equity	$242,147			$213,397

Net interest income / spread		$5,622	3.94%		$4,623	2.74%
Net interest margin			4.79%			4.45%

(1)   Loan fee income was $65,000 and $129,000 for the six months ended June 30, 2008 and 2007, respectively.

(2)   Includes average balance of allowance for loan losses of $2.4 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

	Three months ended June 30,
	2008 Compared to 2007 Increase (Decrease) due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(437)	$(14)	$(451)
Interest-earning deposits at other financial institutions	(2)	(1)	(3)
U.S. Gov’t Treasuries	(1)	—	(1)
U.S. Gov’t-Sponsored Agencies	(15)	9	(6)
Mortgage-backed securities and CMO’s	106	3	109
Federal Reserve Bank stock	2	1	3
Federal Home Loan Bank stock	2	1	3
Loans	1,097	(792)	305
Total increase (decrease) in interest income	752	(793)	(41)

Interest expense:
Interest checking (NOW)	5	(5)	—
Savings and money market deposits	100	(219)	(119)
CD’s	(84)	(455)	(539)
Other borrowings	—	92	92
Total increase (decrease) in interest expense	21	(587)	(566)
Net increase (decrease) in net interest income	$731	$(206)	$525

	Six months ended June 30,
	2008 Compared to 2007 Increase (Decrease) due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(662)	$(77)	$(739)
Interest-earning deposits at other financial institutions	(3)	(1)	(4)
U.S. Gov’t Treasuries	(3)	—	(3)
U.S. Gov’t-Sponsored Agencies	(23)	21	(2)
Mortgage-backed securities and CMO’s	102	(12)	90
Federal Reserve Bank stock	3	—	3
Federal Home Loan Bank stock	2	12	14
Loans	2,012	(1,355)	657
Total increase (decrease) in interest income	1,428	(1,412)	16

Interest expense:
Interest checking (NOW)	10	(8)	2
Savings and money market deposits	240	(374)	(134)
CD’s	(251)	(732)	(983)
Other borrowings	1	131	132
Total increase (decrease) in interest expense	—	(983)	(983)
Net increase (decrease) in net interest income	$1,428	$(429)	$999

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income which mainly consists of outgoing funds transfer wire fees.  Non-interest income decreased to $56,000 from $132,000 for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, non-interest income was $171,000 and $307,000, respectively.

Comparing the three months ended June 30, 2008 to 2007, the decrease in non-interest income of 57.6% or $76,000 was primarily due to a decrease of $17,000 in loan arrangement fees, a decrease of $70,000 in loan syndication fees and a decrease of $10,000 in service charges and other operating income.  These declines were offset by a $21,000 gain on sale of AFS securities.  For the six months ended June 30, 2008 and 2007, the decrease in non-interest income of 44.3% or $136,000 was primarily due to a decrease of $195,000 in loan syndication fees and $13,000 in service charges and other operating income.  These declines were offset by an increase of $51,000 in loan arrangement fees and a $21,000 gain on sale of AFS securities.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider in mid 2007.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider immediately after funding.  All purchase commitments are supported by a collateralized certificate of deposit. The loan syndication fees were related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility.

Non-Interest Expense

Non-interest expense was $2.6 million for the three months ended June 30, 2008 compared to $2.0 million for the three months ended June 30, 2007, representing an increase of $565,000 or 28.3%.  Non-interest expense was $4.9 million for the six months ended June 30, 2008 compared to $4.2 million for the six months ended June 30, 2007, representing an increase of $645,000 or 15.2%.

Compensation and benefits increased $250,000, or 22.7%, to $1.4 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007.  The increase was primarily due to an increase in average full-time equivalent (“FTE”) employees to 41 FTE employees for the three months ended June 30, 2008 from 32 FTE employees for the three months ended June 30, 2007.  Occupancy expenses were $263,000 and $216,000 for the three months ended June 30, 2008 and 2007, respectively.  The increase of $47,000 primarily relates to the ten-year lease for additional ground floor office space at the Company’s headquarters for the Company’s Private Banking Center which opened in January 2008.  Professional fees decreased $11,000, or 6.0%, to $171,000 for the three months ended June 30, 2008 compared to $182,000 for the three months ended June 30, 2007. The decrease was primarily due to a reduction in consultant fees of $67,000 partially offset by an increase in legal fees of $63,000 principally related to the Company’s proxy solicitation for its contested election of directors at its annual meeting of stockholders.    Other operating expense increased $175,000 or 55.0% to $493,000 for the three months ended June 30, 2008 compared to $318,000 for the three months ended June 30, 2007. Other operating expense increased in general due to growth in the Company’s loan and deposit portfolio, as well as approximately $135,000 in proxy related expenses principally related to the Company’s proxy solicitation for its contested election of directors at its annual meeting of stockholders, incurred in the three months ended June 30, 2008.

Compensation and benefits increased $634,000, or 28.2%, to $2.9 million for the six months ended June 30, 2008 from $2.3 million for the six months ended June 30, 2007.  The increase was primarily due to an increase in average full-time equivalent (“FTE”) employees to 41 FTE employees for the six months ended June 30, 2008 from 32 FTE employees for the six months ended June 30, 2007.  Occupancy expenses were $476,000 and $422,000 for the six months ended June 30, 2008 and 2007, respectively.  The increase of $54,000 primarily relates to the ten-year lease for additional ground floor office space at the Company’s headquarters for the Company’s Private Banking Center which opened in January 2008.  Professional fees decreased $323,000, or 51.1%, to $309,000 for the six months ended June 30, 2008 compared to $632,000 for the six months ended June 30, 2007. The decrease was primarily due to a reduction in consultant fees of $174,000, general corporate legal fees of $123,000, Sarbanes-Oxley Act related expenses of $77,000, offset by an increase of $63,000 in legal fees principally related to the Company’s proxy solicitation for its contested election of directors at its annual meeting of stockholders.    Other operating expense increased $183,000 or 29.2% to $810,000 for the six months ended June 30, 2008 compared to $627,000 for the six months ended June 30, 2007. Other operating expense increased in general due to growth in the Company’s loan and deposit portfolio, as well as approximately $135,000 in proxy related expenses principally related to the Company’s proxy solicitation for its contested election of directors at its annual meeting of stockholders, incurred in the six months ended June 30, 2008.

Income Tax Provision

During the nine months ended September 30, 2007, the Company established a 100% valuation allowance for its deferred tax assets.  Therefore, the Company did not record any income tax provision for the three and six months ended June 30, 2007.  At December 31, 2007, the

Company believed that it is more likely than not that the Company will realize the benefits from the deferred tax assets in future periods based upon the 2006 and 2007 historical profits and therefore reversed the 100% valuation allowance for its deferred tax assets.  The Company recorded $63,000 and $207,000 of income tax provision for the three and six months ended June 30, 2008.

Financial Condition

ASSETS

Total assets increased 12.7% or $28.3 million to $252.2 million at June 30, 2008 compared to $223.9 million at December 31, 2007. The growth in assets was primarily in loans, net of the allowance for loan losses and net unearned fees, which increased 12.0% or $20.3 million to $190.2 million at June 30, 2008 compared to $169.9 million at December 31, 2007.  Loan growth was funded primarily by an increase in total deposits of $6.2 million or 3.8% from $161.2 million at December 31, 2007 to $167.4 million at June 30, 2008 and an increase in other borrowings of $22.0 million to $24.0 million at June 30, 2008 compared to $2.0 million at December 31, 2007.

The following summarizes the interest-earning assets:

(dollars in thousands)	June 30,2008	December 31, 2007
Federal funds sold	$730	$1,470
Interest-earning deposits at other financial institutions	204	103
Investments – Available for Sale	41,772	36,516
Investments – Held to Maturity	4,704	5,307
Loans, gross	192,890	172,364

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) amounted to $6.6 million at June 30, 2008 and $4.8 million at December 31, 2007.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

Investments

The Company’s investment portfolio is currently composed primarily of: (i) U.S. Treasury and Agency issues for liquidity and pledging; (ii) mortgage-backed securities, which are also used for pledging, and which generally enhance the yield of the portfolio; and (iii) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

At June 30, 2008, the Company’s securities amounted to $46.5 million, representing an increase of 11.2% or $4.7 million compared to $41.8 million at December 31, 2007.  The Company purchased $14.5 million in Available for Sale securities and $150,000 in Held to Maturity securities during the six months ended June 30, 2008 compared to $3.5 million in Available for Sale securities and $197,000 in Held to Maturity securities during the six months ended June 30, 2007.  The Company sold one AFS security totaling $3.5 million during the six months ended June 30, 2008 resulting in a gain of $21,000.  During the six months ended June 30, 2007, $5.0 million in Available for Sale securities were sold, resulting in no gain or loss.

See Note 3 – Investments in Part I - Item 1 for more information regarding investment securities at June 30, 2008 and December 31, 2007.

Loans

Loans, net of the allowance for loan losses and unearned fees, increased 12.0% or $20.3 million from $169.9 million at December 31, 2007 to $190.2 million at June 30, 2008.  The increase in the loan portfolio was the result of referrals from customers and founders of the Bank, as well as increased borrowings from the Company’s existing customers.

At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The charge-off was recorded in the first quarter of 2008.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  There were no subsequent impairment charges recorded to operations.  The other real estate owned is included in Accrued interest and other assets on the unaudited condensed consolidated balance sheets.

The Company did not have any other non-performing assets at June 30, 2008 or December 31, 2007.

The allowance for losses on undisbursed commitments to extend credit was $194,000 and $166,000 at June 30, 2008 and December 31, 2007, respectively.  The commitments are primarily related to commercial and home equity lines of credit and letters of credit which amounted to $78.4 million and $67.5 million at June 30, 2008 and December 31, 2007, respectively. The inherent risk associated with both the disbursed and undisbursed portion of the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying unaudited condensed consolidated balance sheets, and not as part of the allowance for loan losses.

No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2008 and the methodology utilized in deriving that level is adequate to absorb known and inherent risks in the loan portfolio.

Deferred Tax Asset

The gross deferred tax asset was $2.7 million and $2.3 million at June 30, 2008 and December 31, 2007, respectively.  The majority of the deferred tax asset represents future tax benefits realizable from the loan loss provision and the cumulative net operating loss.  In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration.  Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of the Company’s deferred tax asset will be realized. At June 30, 2008 and December 31, 2007, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax asset in future periods based upon the 2006, 2007, and 2008 historical profits; therefore, no valuation allowance has been provided.

Deposits

Total deposits increased $6.2 million or 3.8% from $161.2 million at December 31, 2007 to $167.4 million at June 30, 2008.  The majority of the increase in deposits resulted from increases in non-interest-bearing demand deposits, interest-bearing checking, and savings and money market deposits of $9.5 million, $3.9 million, and $5.0 million, respectively, at June 30, 2008 compared to December 31, 2007.  The increase in non-interest-bearing demand deposits, interest-bearing checking, and savings and money market deposits was a result of the Company’s continued efforts in core deposit gathering, as well as expanding the Company’s client base through relationship banking.    Certificates of deposit decreased $12.2 million or 17.2% to $59.1 million at June 30, 2008 compared to $71.3 million at December 31, 2007.  A significant portion of this decrease relates to the maturity of a certificate of deposit on March 8, 2008 totaling $7.1 million.

Liquidity and Asset/Liability Management

The Company’s main sources of funds to provide liquidity are maturities of overnight federal funds sold, paydowns and maturities of investments, loan repayments, and increases in deposits.  The Company also maintains lines of credit with the FHLB and other correspondent financial institutions.

The liquidity ratio (the sum of cash, federal funds sold and Available for Sale investments, excluding amounts required to be pledged under borrowing and state deposit relationships, divided by total assets) was 7.17% at June 30, 2008 and 4.19% at December 31, 2007.  The increase in the Company’s liquidity ratio at June 30, 2008 compared to December 31, 2007 was primarily due to an increase in the Company’s AFS investments, excluding amounts required to be pledged under borrowing and state deposit relationships from $4.4 million to $11.3 million.

At June 30, 2008, the Company had a $3.2 million borrowing/credit facility secured by investment securities with the FHLB and did not have any outstanding borrowings under this borrowing/credit facility.  The Company had $2.0 million in overnight borrowings outstanding under this borrowing/credit facility secured by investments at the rate of 3.75% with the FHLB at December 31, 2007.

At June 30, 2008, the Company also had a $47.9 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $17.5 million in outstanding overnight borrowings at a rate of 2.87% with the FHLB at June 30, 2008.  The Company also had  $5.0 million and $1.5 million in term borrowings outstanding under this borrowing/credit facility at rates of 3.21% and 2.97%, respectively, maturing in January 2010 and May 2010, respectively.  The Company did not have any outstanding borrowing under this borrowing/credit facility at December 31, 2007.

The Company also had $31.0 million in federal funds lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2008 or December 31, 2007.

Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs.  In addition, the Bank’s Asset/Liability Management Committee oversees the Company’s liquidity position by reviewing a monthly liquidity report.  Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

Capital Resources

A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of June 30, 2008:

	Adequately Capitalized	Well Capitalized for the Bank Only	The	Company
	(greater than or equal to)		Bank	(consolidated)
Total risk-based capital	8.00%	10.00%	24.85%	26.14%
Tier 1 risk-based capital ratio	4.00%	6.00%	23.69%	24.92%
Tier 1 leverage capital ratio	4.00%	5.00%	23.87%	23.81%

As of June 30, 2008, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

At June 30, 2008, the Company had total stockholders’ equity of $59.0 million, which included $99,000 in common stock, $62.4 million in additional paid-in capital, $3.3 million in accumulated deficit and $214,000 in accumulated other comprehensive loss.  At December 31, 2007, the Company had total stockholders’ equity of $58.6 million, which included $99,000 in common stock, $62.0 million in additional paid-in capital, $3.6 million in accumulated deficit and $69,000 in accumulated other comprehensive income.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(dollars in thousands)	June 30, 2008	December 31, 2007
Commitments to extend credit	$75,100	$63,137
Commitments to extend credit to directors and officers (undisbursed amount)	$5,913	$11,633
Standby/commercial letters of credit	$3,059	$4,243
Guarantees on outstanding credit card balances	$238	$208

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  The allowance for unfunded commitments were $194,000 and $166,000 at June 30, 2008 and December 31, 2007, respectively, which represents 0.26% and 0.25% of the undisbursed loan funds at June 30, 2008 and December 31, 2007, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of the Company’s business.

For further information on commitments and contingencies, see Part I - Item 1. Financial Statements – Note 7 – Commitments and Contingencies.

Contractual Obligations

During the three and six months ended June 30, 2008, there were no material changes outside of the ordinary course of business in the information regarding specified contractual obligations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

During the three and six months ended June 30, 2008, there were no material changes to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the disclosure controls and procedures are effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified in the SEC’s rules and forms.  The Company’s management, with the participation of the principal executive officer and the principal financial officer, has concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business the Company is involved in various legal proceedings.  Management does not believe that these matters, either alone or in the aggregate, will have a material impact on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that management currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Not applicable.

Item 3.	Defaults Upon Senior Securities

	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

	The Company’s Annual Meeting of Stockholders was held on May 29, 2008. The matters voted on at the meeting and the number of votes cast for, against or withheld are as follows:

	(1) The following persons were elected to serve as directors and received the number of votes set opposite their respective names:

		Votes For	Votes Against	Abstain

	William S. Anderson	4,821,326	0	0

	Leslie E. Bider	4,362,326	0	459,000

	Dave Brooks	4,764,220	0	57,106

	Joseph J. Digange	4,821,326	0	0

	Jason P. DiNapoli	4,815,146	0	6,180

	Marshall S. Geller	4,754,380	0	66,946

	Eric M. George	4,764,220	0	57,106

	Alan D. Levy	4,821,326	0	0

	Robert A. Moore	4,358,886	0	462,440

	Barry D. Pressman	4,821,326	0	0

	Alan I. Rothenberg	4,821,326	0	0

	Nadine Watt	4,821,326	0	0

	Lewis N. Wolff	4,821,326	0	0

	Richard S. Ziman	4,362,326	0	459,000

(2) A proposal regarding the ratification of the appointment of Perry-Smith LLP as the Company’s independent public accounting firm was approved by the following vote:

Votes For	Votes Against	Abstain

5,606,925	134,025	110,555

(3) A stockholder proposal to nominate Zachary James Cohen to be elected to serve as a director was defeated by the following vote:

Votes For	Votes Against	Abstain

847,229	0	179,450

Item 5.	Other Information

(a)            Additional Disclosures.  None.

(b)            Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the Company’s board of directors during the six months ended June 30, 2008.  Please see the discussion of these procedures in the Company’s most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.	Exhibits

	31.1	Chief Executive Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

	31.2	Chief Financial Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

	32	Chief Executive Officer and Chief Financial Officer Certification required under Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 11th day of August, 2008.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer