Form 10-Q
period 2008-09-30
1st Century Bancshares, Inc.
filed 2008-11-10
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 333-148302

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1169687
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1875 Century Park East, Suite 1400

Los Angeles, California   90067

(Address of principal executive offices)

(Zip Code)

(310) 270-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐   Accelerated filer   ☒                                Non-accelerated filer   ☐   (do not check if a smaller reporting company)   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

As of November 1, 2008, there were 9,773,176 shares of the registrant’s Common Stock, $0.01 par value, outstanding.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2008

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	4

	Unaudited Condensed Consolidated Statements of Income – Three and nine months ended September 30, 2008 and 2007	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income – Nine months ended September 30, 2008 and 2007	6

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and 2007	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q, this Report, may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  These statements are based upon management’s current expectations and assumptions and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc., the Company, may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a decline in economic conditions and increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations, and management’s ability to manage the Company’s growth.  This Report, the Company’s Annual Report on Form 10-K, as well as certain Current Reports on Form 8-K and other U.S. Securities and Exchange Commission filings discuss the risk factors known to us as of the date hereof that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$3,590	$3,375
Federal funds sold	1,000	1,470
Total cash and cash equivalents	4,590	4,845
Interest-earning deposits at other financial institutions	15	103
Investments – Available for Sale (“AFS”), at estimated fair value	44,412	36,516
Investments – Held to Maturity (“HTM”), at amortized cost	4,448	5,307
Loans, net of allowance for loan losses of $2,921 and $2,369 as of September 30, 2008 and December 31, 2007, respectively	192,949	169,864
Premises and equipment, net	1,288	937
Deferred tax asset	2,100	2,325
Federal Home Loan Bank of San Francisco (“FHLB”)/Federal Reserve Bank (“FRB”) stock	3,376	2,670
Accrued interest and other assets	1,483	1,288
Total assets	$254,661	$223,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$38,687	$32,708
Interest-bearing deposits:
Interest-bearing checking	12,869	4,909
Savings and money market	53,081	52,250
Certificates of deposit less than $100	1,772	1,731
Certificates of deposit of $100 or greater	56,252	69,595
Total deposits	162,661	161,193
Other borrowings	30,500	2,000
Accrued interest and other liabilities	1,886	2,050
Total liabilities	195,047	165,243

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value – 10,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized, 9,978,769 and 9,913,884 issued at September 30, 2008 and December 31, 2007, respectively	100	99
Additional paid-in capital	62,810	62,021
Accumulated deficit	(3,161)	(3,577)
Accumulated other comprehensive income	48	69
Treasury stock, at cost - 32,000 and zero shares at September 30, 2008, and December 31, 2007, respectively	(183)	—
Total stockholders’ equity	59,614	58,612
Total liabilities and stockholders’ equity	$254,661	$223,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income on:
Loans	$2,864	$2,898	$8,773	$8,152
Investments	592	484	1,634	1,442
Other	46	328	240	1,246
Total interest income	3,502	3,710	10,647	10,840

Interest expense on:
Deposits	555	1,236	1,947	3,742
Borrowings	130	—	261	—
Total interest expense	685	1,236	2,208	3,742
Net interest income	2,817	2,474	8,439	7,098

Provision for loan losses	281	227	712	498
Net interest income after provision for loan losses	2,536	2,247	7,727	6,600

Non-interest income	157	172	329	479

Non-interest expenses:
Compensation and benefits	1,544	1,242	4,430	3,495
Occupancy	237	168	713	590
Professional fees	156	203	465	836
Marketing	45	38	191	178
Technology	69	93	333	264
Other operating expenses	421	309	1,230	935
Total non-interest expenses	2,472	2,053	7,362	6,298
Income before income taxes	221	366	694	781
Income tax provision	70	—	278	—
Net income	$151	$366	$416	$781

Basic earnings per share	$0.02	$0.04	$0.04	$0.08
Diluted earnings per share	$0.01	$0.04	$0.04	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and

Other Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2006	9,783,722	$98	$61,108	$(6,489)	$(608)	—	$—	$54,109
Restricted stock issued	10,347	—	—	—	—	—	—	—
Net issuance of exercises of stock options, including tax benefit	104,815	1	(157)	—	—	—	—	(156)
Forfeiture of restricted stock	—	—	(29)	—	—	—	—	(29)
Compensation expense associated with restricted stock awards	—	—	563	—	—	—	—	563
Comprehensive income:
Net income	—	—	—	781	—	—	—	781
Net change in unrealized losses on AFS investments, net of tax	—	—	—	—	110	—	—	110
Total comprehensive income	—	—	—	781	110	—	—	891
Balance at September 30, 2007	9,898,884	$99	$61,485	$(5,708)	$(498)	—	$—	$55,378

Balance at December 31, 2007	9,913,884	$99	$62,021	$(3,577)	$69	—	$—	$58,612
Restricted stock issued	34,885	—	—	—	—	—	—	—
Net issuance of exercises of stock options, including tax benefit	30,000	1	150	—	—	—	—	151
Forfeiture of restricted stock	—	—	(54)	—	—	—	—	(54)
Compensation expense associated with restricted stock awards	—	—	693	—	—	—	—	693
Repurchased stock, net	—	—	—	—	—	(32,000)	(183)	(183)
Comprehensive income:
Net income	—	—	—	416	—	—	—	416
Net change in unrealized gains on AFS investments, net of tax effect	—	—	—	—	(21)	—	—	(21)
Total comprehensive loss	—	—	—	416	(21)	—		395
Balance at September 30, 2008	9,978,769	$100	$62,810	$(3,161)	$48	(32,000)	$(183)	$59,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$416	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	172
Decrease in deferred tax benefit	239	—
Provision for loan losses	712	498
Recoveries on previously charged-off loans	1	—
Decrease in deferred loan fees, net of costs	(63)	(155)
Stock-based expense, net of forfeitures	639	534
Net gain on sale of securities AFS	(21)	—
Net gain on sale of other real estate owned	(27)	—
Net (accretion) amortization of discounts and premiums on investment securities AFS	(29)	8
Net accretion of discounts on investment securities HTM	(9)	(9)
Stock dividend from FHLB stock	(44)	(23)
Decrease (increase) in accrued interest receivable and other assets	40	(171)
(Decrease) increase in accrued interest payable and other liabilities	(231)	125
Net cash provided by operating activities	1,872	1,760
Cash flows from investing activities:
Net Decrease (increase) in interest-earning deposits at other financial institutions	88	(145)
Activities in investment securities AFS:
Purchases	(19,580)	(11,323)
Maturities and principal reductions	8,178	8,462
Proceeds from the sale of securities	3,521	4,999
Activities in investment securities HTM:
Purchases	(298)	(197)
Maturities and principal reductions	1,166	957
Loan originations, net of principal collections	(23,944)	(28,381)
Purchase of premises and equipment	(600)	(107)
Purchase of FRB stock and FHLB stock	(662)	(92)
Net cash used in investing activities	(32,131)	(25,827)
Cash flows from financing activities:
Net increase in deposits	1,468	26,055
Taxes paid on net issuance exercise of stock options	—	(277)
Proceeds from FHLB borrowings	30,500	—
Repayment of FHLB borrowings	(2,000)	—
Exercise of stock options	151	122
Purchase of treasury stock	(115)	—
Net cash provided by financing activities	30,004	25,900
(Decrease) Increase in cash and cash equivalents	(255)	1,833
Cash and cash equivalents, beginning of period	4,845	21,192
Cash and cash equivalents, end of period	$4,590	$23,025

Supplemental disclosure of non-cash financing activities:
Amount payable on treasury stock repurchased	$68	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                                 Nature of Operation

In December 2007, 1st Century Bancshares, Inc., the Company or Bancshares commenced operations as a bank holding company by acquiring all of the outstanding shares of 1st Century Bank, National Association, the Bank in a bank holding company reorganization.  The reorganization and combination of Bancshares with the Bank was effected in a manner similar to a pooling of interests through the combination of equity interests under common control and, as such, the consolidated financial statements reflect the common stock of Bancshares as if such shares had been outstanding for all periods presented.  The new corporate structure gives Bancshares and the Bank greater flexibility in terms of operations, expansion, and diversification.  Bancshares was incorporated in the state of Delaware and, as a bank holding company, Bancshares’ primary federal regulatory agency is the Board of Governors of the Federal Reserve Bank.

The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association regulated by the Office of the Comptroller of the Currency, the OCC.  As its primary federal regulatory authority, the Bank is subject to both the regulations of and periodic examinations by the OCC.  The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions and small and medium-sized businesses and individuals in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the business client base. Bancshares and the Bank are hereinafter collectively referred to herein as, the Company.

(2)                                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America, GAAP. However, these interim unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, and changes in stockholders’ equity and cash flows, for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2007, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission, the SEC, under the Securities and Exchange Act of 1934,the Exchange Act.  The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary bank.  All inter-company accounts and transactions have been eliminated.

Certain items in the 2007 unaudited condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant assumptions and estimates used by management in preparation of the unaudited condensed consolidated financial statements include the allowance for loan losses and the valuation of deferred tax assets.  It is at least reasonably possible that a material change in these assumptions and estimates may occur and cause actual results to differ materially from the amounts reported in the unaudited condensed consolidated financial statements included herewith.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provision reflects management’s evaluation of the adequacy of the allowance, and is based in part upon estimates used from historical peer group loan loss data because the Company began operations in March 2004 and thus lacks sufficient historical data to make such estimates based on its own historical data.  Other factors considered include the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and concentrations of loan categories.  Management carefully monitors these factors to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of September 30, 2008 is adequate to absorb known and inherent risks in the loan portfolio.

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

The Company considers all tax positions recognized in its financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as a liability for unrecognized tax benefits in the accompanying unaudited condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the unaudited condensed consolidated statements of income.  The Company did not have any uncertain income tax positions and has not accrued for any interest or penalties as of September 30, 2008 or December 31, 2007.

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

The following table represents the net income, average number of shares of common stock outstanding and dilutive effect of outstanding common stock equivalents for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months ended September 30,
(dollars in thousands)	2008	2007

Net income	$151	$366
Average number of common shares outstanding	9,947,847	9,898,884
Effect of dilutive options	73,098	188,766
Effect of dilution of restricted stock	246,362	227,001
Average number of common shares outstanding used to calculate diluted earnings per share	10,267,307	10,314,651

	Nine Months ended September 30,
(dollars in thousands)	2008	2007

Net income	$416	$781
Average number of common shares outstanding	9,928,063	9,851,412
Effect of dilutive options	124,733	250,984
Effect of dilution of restricted stock	230,698	214,325
Average number of common shares outstanding used to calculate diluted earnings per share	10,283,494	10,316,721

There were 374,073 anti-dilutive shares excluded from the calculation of the effect of dilutive options during the three and nine months ended September 30, 2008.  There were no anti-dilutive shares excluded from the calculation of the effect of dilutive options during the three and nine months ended September 30, 2007.  Actual shares outstanding as of September 30, 2008 and 2007 were 9,978,769 and 9,898,884, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards, or SFAS No. 123 (Revised), or SFAS No. 123R, Share-Based Payment.  No options have been granted since the adoption of SFAS No. 123R.

For the three and nine months ended September 30, 2008, the compensation expense recognized related to restricted stock awards was approximately $246,000 and $639,000, respectively.  For the three and nine months ended September 30, 2007, the compensation expense recognized related to restricted stock awards was approximately $219,000 and $484,000, respectively.   Stock consulting fees recognized was $0 for the three and nine months ended September 30, 2008, and $0 and $50,000 for the three and nine months ended September 30, 2007, respectively.

On May 15, 2008, the Company granted 7,500 restricted stock awards to certain directors with various vesting periods as follows:  2,986 awards vesting on grant date, 486 awards that vest equally every month over a remaining period of 7 months and 4,028 awards that vest equally every month over a remaining period of 29 months.  On May 15, 2008, the Company also granted 109,834 restricted stock awards to employees with various vesting periods as follows:  50% or 54,916 awards that vest in three years, 25% or 27,459 awards that vest in four years, and 25% or 27,459 awards that vest in five years.

The following table reflects the activity related to restricted stock awards for the nine months ended September 30, 2008 and 2007, respectively.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Nine months ended September 30,
	2008		2007
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning Balance	301,750	$7.59	83,000	$8.49
Granted	117,334	5.90	222,847	7.52
Vested	(34,885)	7.54	(15,347)	8.47
Forfeited	(27,170)	7.54	(14,250)	8.00
Ending Balance	357,029	$7.05	276,250	$7.74

The intrinsic value of restricted stock vested for the nine months ended September 30, 2008 and 2007 were approximately $200,000 and $116,000, respectively.

The following table represents the status of all option shares and the exercise price thereof for the 2004 Founder Stock Option Plan, the 2004 Founder Plan for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008		2007
2004 Founder Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	133,700	$5.00	135,700	$5.00
Granted	—	—	—	—
Exercised	—	—	(2,000)	5.00
Cancelled	—	—	—	—
Ending Balance	133,700	$5.00	133,700	$5.00

The weighted average remaining contractual life of the 2004 Founder Plan stock options outstanding was 5.41 and 6.41 years at September 30, 2008 and 2007, respectively. All options under the 2004 Founder Plan were exercisable at September 30, 2008 and 2007.

The following table represents the status of all option shares and the exercise price thereof for the Director and Employee Stock Option Plan, the Stock Option Plan for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008		2007
Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,155,673	$5.96	1,904,554	$6.08
Granted	—	—	—	—
Exercised	(30,000)	5.00	(102,815)	5.05
Cancelled	—	—	(632,566)	6.46
Ending Balance	1,125,673	$5.99	1,169,173	$5.97

The weighted average remaining contractual life of the stock options outstanding in the Stock Option Plan was 5.80 and 6.72 years at September 30, 2008 and 2007, respectively. All options under the Stock Option Plan were exercisable at September 30, 2008 and 2007.

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2008 was $692,000.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $5.60 on September 30, 2008, and the exercise prices, multiplied by the number of options outstanding.  There were 30,000 options exercised with a total intrinsic value of approximately $12,000 during the nine months ended September

30, 2008.  The total intrinsic value of options exercised was approximately $225,000 for the nine months ended September 30, 2007.

The following table details the amount of shares authorized and available under all stock plans as of September 30, 2008.

Share Reserve	Less Shares Previously Exercised/Vested	Less Options and Unvested Restricted Shares Outstanding	Total Shares Available for Future Grant
2,784,000	299,156	1,616,402	868,442

Recent Accounting Pronouncements

In December 2007, the FASB revised SFAS No. 141, Business Combination, or SFAS No. 141R.  SFAS No. 141R is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  Management does not believe that SFAS No. 141R will have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS No. 160.  SFAS No. 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding its non-controlling interests by establishing accounting and reporting standards.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  As of September 30, 2008, the Company does not have any non-controlling interests.  Management does not believe SFAS No. 160 will have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Management does not believe SFAS No. 162 will have a material impact on the Company’s financial position, results of operations, or cash flows.

On October 10, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or FSP FAS No. 157-3.  FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No.157-3 is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of FSP FAS No. 157-3 effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

(3)                                 Investments

The following is a summary of the investments categorized as available for sale, or AFS and held to maturity, or HTM at September 30, 2008 and December 31, 2007:

	September 30, 2008
(dollars in thousands)		Gross	Gross
Investments – Available	Amortized	Unrealized	Unrealized	Fair
for Sale	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	40,408	189	(117)	40,480
Collateralized Mortgage Obligations	3,922	57	(47)	3,932
	$44,330	$246	$(164)	$44,412

	September 30, 2008
(dollars in thousands)		Gross	Gross
Investments-Held to	Amortized	Unrealized	Unrealized	Fair
Maturity	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$149	$—	$—	$149
Mortgage-backed Securities	1,044	—	(13)	1,031
Collateralized Mortgage Obligations	3,255	—	(56)	3,199
	$4,448	$—	$(69)	$4,379

	December 31, 2007
(dollars in thousands)		Gross	Gross
Investments – Available	Amortized	Unrealized	Unrealized	Fair
for Sale	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$3,501	$16	$—	$3,517
Mortgage-backed Securities	26,845	110	(89)	26,866
Collateralized Mortgage Obligations	6,053	80	—	6,133
	$36,399	$206	$(89)	$36,516

	December 31, 2007
(dollars in thousands)		Gross	Gross
Investments-Held to	Amortized	Unrealized	Unrealized	Fair
Maturity	Cost	Gains	Losses	Value
Gov’t and Federal Agency Securities	$100	$—	$—	$100
Mortgage-backed Securities	1,211	—	(15)	1,196
Collateralized Mortgage Obligations	3,996	24	(4)	4,016
	$5,307	$24	$(19)	$5,312

The Company did not have any investment securities categorized as “Trading” at September 30, 2008 or December 31, 2007. Net unrealized gains on AFS securities totaling $82,000 were recorded, net of taxes of $34,000 as accumulated other comprehensive income within stockholders’ equity at September 30, 2008.  Net unrealized gains on AFS securities totaling $117,000 were recorded, net of taxes of $48,000 as accumulated other comprehensive income within stockholders’ equity at December 31, 2007.

The Company sold one AFS security totaling $3.5 million in May 2008 that resulted in a gain of $21,000, which is included in non-interest income.

At September 30, 2008, the carrying amount of securities pledged to the Federal Home Loan Bank of San Francisco, or the FHLB, to secure a borrowing/credit facility, was $3.5 million.  The Company did not have any borrowings outstanding under this borrowing/credit facility at September 30, 2008.  At December 31, 2007, the carrying amount of securities pledged to the FHLB, to secure the borrowing/credit facility, was $4.3 million.  The Company had $2.0 million in overnight borrowings outstanding at a rate of 3.75% under this borrowing/credit facility at December 31, 2007.

Additionally, at September 30, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $45.2 million.  Of the $45.2 million in pledged securities, $43.8 million was designated AFS and $1.4 million was designated HTM.  At December 31, 2007, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $37.5 million.  Of the $37.5 million in pledged securities, $35.8 million was designated AFS and $1.7 million was designated HTM.  At September 30, 2008 and December 31, 2007, deposits from the State of California were $34.0 million and $32.0 million, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	117	17,982	—	—
Collateralized Mortgage Obligations	47	630	—	—
Total Securities Available for Sale	$164	$18,612	$—	$—

Investments-Held to Maturity
Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	13	1,031	—	—
Collateralized Mortgage Obligations	56	2,801	—	—
Total Securities Held to Maturity	$69	$3,832	$—	$—

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

As of September 30, 2008, the market value of securities that were in an unrealized loss position and that have been in a continuous loss position for 12 months or more totaled zero.  None of the securities are considered other-than-temporarily impaired at September 30, 2008.

(4)                                 Loans

As of September 30, 2008 and December 31, 2007, gross loans outstanding totaled $195.9 million and $172.4 million, respectively, within the following loan categories:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial loans(1)	$109,961	56.1%	$95,617	55.5%
Real estate – residential mortgage	1,609	0.8%	3,551	2.0%
Real estate – commercial mortgage	49,227	25.1%	42,394	24.6%
Real estate – land and construction	16,369	8.4%	13,446	7.8%
Home equity	11,118	5.7%	9,850	5.7%
Consumer and other (2)	7,654	3.9%	7,506	4.4%
Loans, gross	195,938	100.0%	172,364	100.0%
Less – net unearned fee income	(68)		(131)
Less – allowance for loan losses	(2,921)		(2,369)
Loans, net	$192,949		$169,864

(1)                                  Unsecured commercial loan balances were approximately $23.9 million and $22.0 million at September 30, 2008 and December 31, 2007, respectively.

(2)                                  Unsecured consumer loan balances were approximately $4.0 million and $5.9 million at September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, substantially all of the Company’s loan customers are located in Southern California.

At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  There was no subsequent impairment charge recorded to operations.  During the three months ended September 30, 2008, the Company sold one of the residential real estate properties for $370,000, resulting in a gain of $27,000.   At September 30, 2008, the Company had $235,000 of other real estate owned which is included in accrued interest and other assets on the unaudited condensed consolidated balance sheets.

The Company did not have any other non-performing assets at September 30, 2008 or December 31, 2007.

The following is a summary of activity for the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Beginning balance	$2,639	$1,939	$2,369	$1,668
Provision for loan losses	281	227	712	498
Charge-offs	—	—	(161)	—
Recoveries	1	—	1	—
Ending balance	$2,921	$2,166	$2,921	$2,166

An allowance for losses on undisbursed commitments to extend credit of $203,000 and $166,000 at September 30, 2008 and December 31, 2007, respectively, is primarily related to commercial and home equity lines of credit and letters of credit that amounted to $80.4 million and $67.5 million at September 30, 2008 and December 31, 2007, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in accrued interest and other liabilities within the accompanying unaudited condensed consolidated balance sheets, and not as part of the allowance for loan losses in the above table.

(5)                                 Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$38,687	23.8%	$32,708	20.3%
Interest-bearing demand deposits	12,869	7.9%	4,909	3.0%
Savings and money market deposits	53,081	32.6%	52,250	32.4%
Certificates of deposit	58,024	35.7%	71,326	44.3%
	$162,661	100.0%	$161,193	100.0%

The aggregate amount of certificates of deposits of $100,000 or greater at September 30, 2008 and December 31, 2007 was $56.3 million and $69.6 million, respectively.  At September 30, 2008 and December 31, 2007, the Company had five certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million. The State of California Treasurer’s Office certificates of deposits are scheduled to mature as follows:  $2 million on November 20, 2008; $6 million on December 3, 2008; $10 million on December 11, 2008; $6 million on December 19, 2008; and $10 million on January 8, 2009.  The Company intends to renew these deposits at maturity.

At September 30, 2008, the maturity distribution of certificates of deposit of $100,000 or greater, including State of California Treasurer’s Office deposits, was as follows: $55.8 million maturing in six months or less and $496,000 maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the Company’s certificates of deposit at September 30, 2008.

		Greater than
		Six months
	Six months	through	Greater than
(dollars in thousands)	and less	one year	one year
0.00% to 2.99%	$52,444	$260	$80
3.00% to 3.99%	1,632	107	396
4.00% to 4.99%	—	—	—
5.00% to 5.99%	3,105	—	—
Total	$57,181	$367	$476

(6)           Other Borrowings

At September 30, 2008, the Company had a $2.8 million borrowing/credit facility secured by investment securities with the FHLB and did not have any outstanding borrowings under this borrowing/credit facility.  The Company had $2.0 million in overnight borrowings outstanding under this borrowing/credit facility secured by investments at the rate of 3.75% with the FHLB at December 31, 2007.

At September 30, 2008, the Company also had a $50.3 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $18.0 million in outstanding overnight borrowings at a rate of 1.33% with the FHLB at September 30, 2008.  The Company also had $5.0 million, and $1.5 million in term borrowings outstanding under this borrowing/credit facility at rates of 3.21% and 2.97%, respectively, maturing in January 2010 and May 2010, respectively, as well as three term borrowings outstanding at $2.0 million each under this borrowing/credit facility at rates of 3.38%, 3.38%, and 3.25%, respectively, maturing in July 2010, August 2010 and September 2010, respectively.  The Company did not have any outstanding borrowing under this borrowing/credit facility at December 31, 2007.

The Company also had $31.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2008 or December 31, 2007.

(7)           Commitments and Contingencies

Commitments to Extend Credits

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying unaudited condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $79.1 million and $63.1 million in commitments to extend credit to customers and $1.0 million and $4.2 million in standby/commercial letters of credit at September 30, 2008 and December 31, 2007, respectively.  In addition, the Company had $10.0 million and $11.6 million in commitments to extend credit to directors and officers at September 30, 2008 and December 31, 2007, respectively.  The Company also guarantees the revolving limits on credit cards offered at the Company, but underwritten by another financial institution.  The revolving limits on these credit cards were $238,000 and $208,000 as of September 30, 2008 and December 31, 2007, respectively.  The outstanding balances on these credit cards were $39,000 and $50,000 as of September 30, 2008 and December 31, 2007, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense was $116,000 and $355,000 for the three and nine months ended September 30, 2008, respectively, and $93,000 and $327,000 for the three and nine months ended September 30, 2007, respectively.

In October 2007, the Company entered into a ten-year lease for additional ground floor office space at its headquarters location effective December 1, 2007.  This location is the Company’s Private Banking Center and was opened in January 2008.

The projected minimum rental payments under the terms of the above mentioned leases at September 30, 2008 are as follows:

Years ending December 31

2008 (October – December)	$143,000
2009	583,000
2010	597,000
2011	603,000
2012	632,000
Thereafter	1,344,000
$3,902,000

Litigation

The Company from time to time may be party to lawsuits, which arise out of the normal course of business. At September 30, 2008 and December 31, 2007, the Company did not have any litigation that management believes will have a material impact on the unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures.  The amounts shown below include restricted stock granted in: October 2005; May 2006; January, May, June and November 2007; and May 2008.

Years ending December 31,

2008 (October – December)	$197,000
2009	638,000
2010	341,000
2011	124,000
2012	47,000
Thereafter	11,000
$1,358,000

(8)           Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands the required disclosures about fair value measurement.  SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

Level 1

Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 instruments include securities traded in less active dealer or broker markets.

Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Upon adoption of SFAS No. 157 on January 1, 2008, there was no cumulative effect adjustment to beginning accumulated deficit and no impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008.

The following tables present  information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	at September 30, 2008, Using
		Quoted Prices in	Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Available for Sale securities	$44,412	$—	$44,412	$—
Total assets measured at fair value on a recurring basis	$44,412	$—	$44,412	$—

AFS securities - Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at September 30, 2008, Using
		Quoted Prices in	Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$235	$—	$235	$—
Total assets measured at fair value on a non-recurring basis	$235	$—	$235	$—

Other real estate owned – Estimated fair value (based upon independent appraisals) less estimated selling costs of the related real estate.

(9)           Non-interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months ended September 30,
(dollars in thousands)	2008	2007
Loan arrangement fees	$114	$119
Loan syndication fees	—	—
Service charges and other operating income	16	53
Gain on sale of other real estate owned	27	—
Gain on sale of AFS securities	—	—
Total non-interest income	$157	$172

	Nine Months ended September 30,
(dollars in thousands)	2008	2007
Loan arrangement fees	$182	$136
Loan syndication fees	2	196
Service charges and other operating income	97	147
Gain on sale of other real estate owned	27	—
Gain on sale of AFS securities	21	—
Total non-interest income	$329	$479

Loan arrangement fees are related to the college loan funding programs the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are repurchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.

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

During the three months ended September 30, 2008, the Company sold one residential real estate property owned through a foreclosure, resulting in a gain of $27,000.

(10)                          Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  During September 2008, 32,000 shares were repurchased as treasury stock.  As of September 30, 2008, the Company had $4.8 million remaining for the repurchase of common shares under the stock repurchase program.  The Company’s stock repurchase program expires in September 2010.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, this Report, and Note 1 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that the following estimates and assumptions require management’s most subjective judgments and are most important to an understanding of the Company’s financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be the most critical to the Company.  Management has made its best estimates and judgments of certain amounts included in the unaudited condensed consolidated financial statements, giving due consideration to materiality.  Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

The Company recognizes compensation expense for stock options in accordance with SFAS No. 123R.  No options have been granted since the adoption of SFAS No. 123R.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses reflects management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio. Management also monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, and other factors, to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-off of loans. Management believes that the allowance as of September 30, 2008 is adequate to absorb known and inherent risks in the loan portfolio.

The Company has established a deferred tax asset, the majority of which is represented by future benefits realizable from the loan loss provision and the cumulative net operating loss. In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration. Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of the Company’s deferred tax asset will be realized. At September 30, 2008, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax asset in future periods based upon the 2006, 2007, and 2008 historical profits; therefore, no valuation allowance has been provided.

Summary of Financial Condition and the Results of Operations

During the three months ended September 30, 2008 and 2007, net income was $151,000 or $0.01 per diluted share and $366,000 or $0.04 per diluted share, respectively.  During the nine months ended September 30, 2008 and 2007, net income was $416,000 or $0.04 per diluted share and $781,000 or $0.08 per diluted share, respectively.  The decline in net income in 2008 as compared to 2007 was primarily due to higher non-interest expenses and higher income tax provision.  The Company did not record any income tax provision during the nine months ended September 30, 2007.

Total assets at September 30, 2008 were $254.7 million representing an increase of approximately $30.8 million or 13.8% from $223.9 million reported at December 31, 2007. Gross loans at September 30, 2008 were $195.9 million, which represents an increase of $23.5 million or 13.6% from $172.4 million at December 31, 2007. Total deposits increased approximately $1.5 million or 0.9% from $161.2 million at December 31, 2007 to $162.7 million at September 30, 2008.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended September 30,
	2008	2007

Annualized return on average assets	0.25%	0.67%
Annualized return on average stockholders’ equity	1.02%	2.67%
Average equity to average assets	23.92%	25.05%
Net interest margin	4.64%	4.55%

	Nine months ended September 30,
	2008	2007

Annualized return on average assets	0.23%	0.48%
Annualized return on average stockholders’ equity	0.95%	1.90%
Average equity to average assets	24.07%	25.37%
Net interest margin	4.74%	4.51%

Results of Operations

Net Interest Income

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 5.00% at September 30, 2008, as compared to 7.25% at December 31, 2007 and 7.75 % at September 30, 2007.  The Federal Reserve Board, or the FRB, reduced the targeted federal funds rate by a total of 225 basis points during the first nine months of 2008.  The reductions prompted the national prime rate to decrease by 225 basis points which reduced the Company’s loan yield.  The Company currently believes it is reasonably possible the federal funds rate and the national prime rate will continue to decrease in the near term; however, there can be no assurance to that effect or as to the magnitude of any decrease should a decrease occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management will continue to monitor interest rate movements.

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

For the three and nine months ended September 30, 2008, average interest-earning assets were $241.3 million and $237.8 million, respectively, generating net interest income of $2.8 million and $8.4 million, respectively.  For the three and nine months ended September 30, 2007, average interest-earning assets were $215.7 million and $210.6 million, respectively, generating net interest income of $2.5 million and $7.1 million, respectively. The growth in average interest-earning assets for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily in loans and investment securities, offset by a decrease in federal funds sold, funded by an increase in non-interest-bearing demand deposits, interest checking (NOW), and other borrowings.  The increase in total average interest-earning assets for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily the result of the growth in loans, offset by a decrease in federal funds sold, funded by an increase in non-interest-bearing demand deposits, interest checking (NOW), money market deposits, and other borrowings.  The increase in net interest income was primarily the result of the growth in earning assets and the increase in net interest margin when comparing the three and nine months ended September 30, 2008 and 2007.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) for the three and nine months ended September 30, 2008 was 3.88% and 3.92%, respectively, compared to 2.96% and 2.84%, respectively, for the three and nine months ended September 30, 2007.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.64% and 4.74%, respectively, for the three and nine months ended September 30, 2008 as compared to 4.55% and 4.51%, respectively, for the three and nine months ended September 30, 2007.  The net interest margin increased 9 basis points comparing the three months ended September 30, 2008 to the three months ended September 30, 2007. The increase in net interest margin was primarily due to a 197 basis points reduction of interest rate paid on interest-bearing liabilities and an increase of average demand deposit balances of $6.4 million offset by a 105 basis points reduction in yield on earning assets.  The net interest margin increased 23 basis points comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.  The increase in net interest margin was primarily due to a 198 basis points reduction of interest rate paid on interest-bearing liabilities and an increase of average demand deposit balances of $5.5 million offset by a 90 basis points reduction in yield on earning assets.

The following table sets forth the Company’s average balance sheet, average yields on interest-earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2008 and 2007.

	Three months ended September 30,
	2008			2007
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield/Cost	Balance	Inc/Exp	Yield/Cost
Assets
Federal funds sold	$278	$1	1.99%	$22,798	$289	5.03%
Interest-earning deposits at other financial institutions	89	—	1.29%	205	2	4.39%
U.S. Gov’t Treasuries	151	1	1.75%	165	2	4.95%
U.S. Gov’t-Sponsored Agencies	117	1	5.06%	6,627	72	4.35%
Mortgage-backed securities and CMO’s	48,056	590	4.88%	34,591	410	4.70%
Federal Reserve Bank stock	1,797	28	6.10%	1,640	25	6.00%
Federal Home Loan Bank stock	1,277	17	5.39%	963	12	4.96%
Loans (1)	189,516	2,864	6.01%	148,731	2,898	7.73%
Earning assets	241,281	3,502	5.77%	215,720	3,710	6.82%
Other assets (2)	6,287			3,409
Total assets	$247,568			$219,129
Liabilities & Equity
Interest checking (NOW)	$10,111	17	0.67%	$4,808	7	0.56%
Money market deposits	55,815	182	1.30%	56,344	438	3.09%
Savings	524	—	0.21%	863	1	0.50%
CDs	58,004	356	2.44%	65,017	790	4.82%
Other borrowings	19,938	130	2.59%	4	—	5.62%
Total interest- bearing deposits and borrowings	144,392	685	1.89%	127,036	1,236	3.86%

Demand deposits	41,926			35,567
Other liabilities	2,023			1,643
Total liabilities	188,341			164,246
Equity	59,227			54,883
Total liabilities & equity	$247,568			$219,129

Net interest income / spread		$2,817	3.88%		$2,474	2.96%
Net interest margin			4.64%			4.55%

(1)          Loan fee income was $59,000 and $19,000 for the three months ended September 30, 2008 and 2007, respectively.

(2)          Includes average balance of allowance for loan losses of $2.7 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively.

The following table sets forth the Company’s average balance sheet, average yields on interest-earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008			2007
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield/Cost	Balance	Inc/Exp	Yield/Cost
Assets
Federal funds sold	$4,919	$111	3.02%	$29,424	$1,138	5.17%
Interest-earning deposits at other financial institutions	146	4	3.34%	259	9	4.89%
U.S. Gov’t Treasuries	91	2	2.50%	166	6	4.89%
U.S. Gov’t-Sponsored Agencies	1,945	76	5.22%	4,980	149	4.01%
Mortgage-backed securities and CMO’s	43,440	1,556	4.79%	36,068	1,287	4.77%
Federal Reserve Bank stock	1,760	80	6.09%	1,644	74	6.00%
Federal Home Loan Bank stock	1,129	45	5.29%	927	25	3.56%
Loans (1)	184,419	8,773	6.35%	137,158	8,152	7.95%
Earning assets	237,849	10,647	5.98%	210,626	10,840	6.88%
Other assets (2)	6,118			4,709
Total assets	$243,967			$215,335
Liabilities & Equity
Interest checking (NOW)	$8,723	33	0.50%	$4,590	20	0.58%
Money market deposits	58,750	702	1.60%	48,071	1,091	3.03%
Savings	446	1	0.24%	717	3	0.50%
CDs	61,960	1,211	2.61%	70,336	2,628	5.00%
Other borrowings	13,031	261	2.67%	1	—	5.62%
Total interest- bearing deposits and borrowings	142,910	2,208	2.06%	123,715	3,742	4.04%

Demand deposits	40,638			35,163
Other liabilities	1,691			1,819
Total liabilities	185,239			160,697
Equity	58,728			54,638
Total liabilities & equity	$243,967			$215,335

Net interest income / spread		$8,439	3.92%		$7,098	2.84%
Net interest margin			4.74%			4.51%

(1)          Loan fee income was $124,000and $155,000 for the nine months ended September 30, 2008 and 2007, respectively.

(2)          Includes average balance of allowance for loan losses of $2.5 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three months ended September 30,
	2008 Compared to 2007 Increase (Decrease) due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(286)	$(2)	$(288)
Interest-earning deposits at other financial institutions	(1)	(1)	(2)
U.S. Gov’t Treasuries	—	(1)	(1)
U.S. Gov’t-Sponsored Agencies	(71)	—	(71)
Mortgage-backed securities and CMO’s	158	22	180
Federal Reserve Bank stock	2	1	3
Federal Home Loan Bank stock	4	1	5
Loans	785	(819)	(34)
Total increase (decrease) in interest income	591	(799)	(208)

Interest expense:
Interest checking (NOW)	7	3	10
Savings and money market deposits	(6)	(251)	(257)
CD’s	(86)	(348)	(434)
Other borrowings	282	(152)	130
Total increase (decrease) in interest expense	197	(748)	(551)
Net increase (decrease) in net interest income	$394	$(51)	$343

	Nine months ended September 30,
	2008 Compared to 2007 Increase (Decrease) due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(974)	$(53)	$(1,027)
Interest-earning deposits at other financial institutions	(4)	(1)	(5)
U.S. Gov’t Treasuries	(3)	(1)	(4)
U.S. Gov’t-Sponsored Agencies	(85)	12	(73)
Mortgage-backed securities and CMO’s	266	3	269
Federal Reserve Bank stock	5	1	6
Federal Home Loan Bank stock	10	10	20
Loans	2,077	(1,456)	621
Total increase (decrease) in interest income	1,292	(1,485)	(193)

Interest expense:
Interest checking (NOW)	16	(3)	13
Savings and money market deposits	29	(420)	(391)
CD’s	(697)	(720)	(1,417)
Other borrowings	452	(191)	261
Total increase (decrease) in interest expense	(200)	(1,334)	(1,534)
Net increase (decrease) in net interest income	$1,492	$(151)	$1,341

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income which mainly consists of outgoing funds transfer wire fees.  Non-interest income decreased to $157,000 for the three months ended September 30, 2008 from $172,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 and 2007, non-interest income was $329,000 and $479,000, respectively.

Comparing the three months ended September 30, 2008 to 2007, the decrease in non-interest income of 8.7% or $15,000 was primarily due to a decrease of $37,000 in service charges and other operating income, offset by a gain of $27,000 on sale of other real estate owned.  For the nine months ended September 30, 2008 and 2007, the decrease in non-interest income of 31.3% or $150,000 was primarily due to a decrease of $194,000 in loan syndication fees and $50,000 in service charges and other operating income, offset by an increase of $46,000 in loan arrangement fees, a $27,000 gain on sale of other real estate owned, and a $21,000 gain on sale of an AFS security.

Loan arrangement fees are related to the college loan funding programs the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are repurchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  The loan syndication fees were related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility.

Non-Interest Expense

Non-interest expense was $2.5 million for the three months ended September 30, 2008 compared to $2.1 million for the three months ended September 30, 2007, representing an increase of $419,000 or 20.4%.  Non-interest expense was $7.4 million for the nine months ended September 30, 2008 compared to $6.3 million for the nine months ended September 30, 2007, representing an increase of $1.1 million or 16.9%.

Compensation and benefits increased $302,000, or 24.3%, to $1.5 million for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007.  The increase was primarily due to annual merit increases in compensation for employees and an increase in the average full-time equivalent, or FTE, employees to 41 FTE employees for the three months ended September 30, 2008 from 37 FTE employees for the three months ended September 30, 2007.  Occupancy expenses were $237,000 and $168,000 for the three months ended September 30, 2008 and 2007, respectively.  The increase of $69,000 primarily relates to the ten-year lease for additional ground floor office space at the Company’s headquarters for the Company’s Private Banking Center which opened in January 2008.  Professional fees decreased $47,000, or 23.2%, to $156,000 for the three months ended September 30, 2008 compared to $203,000 for the three months ended September 30, 2007. The decrease was due to a reduction in Sarbanes-Oxley Act related expenses of $31,000, accounting and external audits fees of $16,000 and internal audit fees of $25,000, offset by an increase in consultant fees of $11,000 and legal fees of $14,000.   Other operating expense increased $112,000 or 36.2% to $421,000 for the three months ended September 30, 2008 compared to $309,000 for the three months ended September 30, 2007. Other operating expense increased by $52,000 due to growth in the loan and deposit portfolio, as well as directors’ fees of $27,000 primarily related to the addition of two new directors to the board and approximately $30,000 in proxy related expenses principally related to the Company’s proxy solicitation for its contested election of directors at its annual meeting of stockholders, incurred in the three months ended September 30, 2008.

Compensation and benefits increased $935,000, or 26.8%, to $4.4 million for the nine months ended September 30, 2008 from $3.5 million for the nine months ended September 30, 2007.  The increase was primarily due to annual merit increases in compensation for employees and an increase in FTE employees to 41 FTE employees for the nine months ended September 30, 2008 from 37 FTE employees for the nine months ended September 30, 2007.  Occupancy expenses were $713,000 and $590,000 for the nine months ended September 30, 2008 and 2007, respectively.  The increase of $123,000 primarily relates to the ten-year lease for additional ground floor office space at the Company’s headquarters for the Company’s Private Banking Center which opened in January 2008.  Professional fees decreased $371,000, or 44.4%, to $465,000 for the nine months ended September 30, 2008 compared to $836,000 for the nine months ended September 30, 2007. The decrease was due to a reduction in Sarbanes-Oxley Act related expenses of $108,000, accounting and external audit fees of $20,000, consultant fees of $163,000, internal audit fees of $34,000 and legal fees of $46,000.   Other operating expense increased $295,000 or 31.6% to $1.2 million for the nine months ended September 30, 2008 compared to $935,000 for the nine months ended September 30, 2007. Other operating expense increased in general due to growth in the loan and deposit portfolio, $59,000 in general shareholder relations expenses, and approximately $146,000 of proxy related expenses principally related to the Company’s proxy solicitation for its contested election of directors at its annual meeting of stockholders, incurred in the nine months ended September 30, 2008.

Income Tax Provision

During the nine months ended September 30, 2007, the Company established a 100% valuation allowance for its deferred tax assets.  Therefore, the Company did not record any income tax provision for the three and nine months ended September 30, 2007.  At December 31, 2007, the Company believed that it is more likely than not that the Company will realize the benefits from the deferred tax assets in future periods based upon the 2006 and 2007 historical profits and therefore reversed the 100% valuation allowance for its deferred tax assets.  The Company recorded $70,000 and $278,000 of income tax provision for the three and nine months ended September 30, 2008.

Financial Condition

ASSETS

Total assets increased 13.8% or $30.8 million to $254.7 million at September 30, 2008 compared to $223.9 million at December 31, 2007.  The growth in assets was primarily in loans, net of the allowance for loan losses and net unearned fees, which increased 13.5% or $23.0 million to $192.9 million at September 30, 2008 compared to $169.9 million at December 31, 2007.  In addition, investment securities also increased 17.0% or $7.1 million to $48.9 million at September 30, 2008 as compared to $41.8 million at December 31, 2007.  Asset growth was funded primarily by an increase in other borrowings of $28.5 million to $30.5 million at September 30, 2008 compared to $2.0 million at December 31, 2007.

The following summarizes the interest-earning assets:

(dollars in thousands)	September 30,2008	December 31, 2007
Federal funds sold	$1,000	$1,470
Interest-earning deposits at other financial institutions	15	103
Investments – Available for Sale	44,412	36,516
Investments – Held to Maturity	4,448	5,307
Loans, gross	195,938	172,364

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks, as well as federal funds sold) totaled $4.6 million at September 30, 2008 and $4.8 million at December 31, 2007.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

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

At September 30, 2008, the Company’s securities amounted to $48.9 million, representing an increase of 17.0% or $7.1 million compared to $41.8 million at December 31, 2007.  The Company purchased $19.6 million in Available for Sale securities and $298,000 in Held to Maturity securities during the nine months ended September 30, 2008 compared to $11.3 million in Available for Sale securities and $197,000 in Held to Maturity securities during the nine months ended September 30, 2007.  The Company sold one AFS security totaling $3.5 million during the nine months ended September 30, 2008, resulting in a gain of $21,000.  During the nine months ended September 30, 2007, $5.0 million in Available for Sale securities were sold, resulting in no gain or loss.

See Note 3 – Investments in Part I - Item 1 for more information regarding investment securities at September 30, 2008 and December 31, 2007.

Loans

Loans, net of the allowance for loan losses and unearned fees, increased 13.5% or $23.0 million from $169.9 million at December 31, 2007 to $192.9 million at September 30, 2008.  The increase in the loan portfolio was the result of referrals from customers and founders of the Bank, as well as increased borrowings from the Company’s existing customers.

At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  There were no subsequent impairment charges recorded to operations.  During the three months ended September 30, 2008, the Company sold one of the residential real estate properties for $370,000, resulting in a gain of $27,000.   At September 30, 2008, the Company had $235,000 of other real estate owned which is included in Accrued interest and other assets on the unaudited condensed consolidated balance sheets.

The Company did not have any other non-performing assets at September 30, 2008 or December 31, 2007.  In late October 2008, the Company placed a personal unsecured bridge loan totaling $650,000 on non-accrual status.  Management is closely monitoring this loan and working with the borrower on repayment terms.

The allowance for loan losses as a percentage of gross loans was 1.49% and 1.37% at September 30, 2008 and December 31, 2007, respectively.  The allowance for losses on undisbursed commitments to extend credit was $203,000 and $166,000 at September 30, 2008 and December 31, 2007, respectively.  The commitments are primarily related to commercial and home equity lines of credit and letters of credit which amounted to $80.4 million and $67.5 million at September 30, 2008 and December 31, 2007, respectively. The inherent risk associated with both the disbursed and undisbursed portion of the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying unaudited condensed consolidated balance sheets, and not as part of the allowance for loan losses.

No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of September 30, 2008 and the methodology utilized in deriving that level is adequate to absorb known and inherent risks in the loan portfolio.

Deferred Tax Asset

The gross deferred tax asset was $2.1 million and $2.3 million at September 30, 2008 and December 31, 2007, respectively.  The majority of the deferred tax asset represents future tax benefits realizable from the loan loss provision and the cumulative net operating loss.  In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration.  Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of the Company’s deferred tax asset will be realized. At September 30, 2008 and December 31, 2007, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax asset in future periods based upon the 2006, 2007, and 2008 to date historical profits; therefore, no valuation allowance has been provided.

Deposits

Total deposits increased $1.5 million or 0.9% from $161.2 million at December 31, 2007 to $162.7 million at September 30, 2008.  The majority of the increase in deposits resulted from increases in non-interest-bearing demand deposits and interest-bearing checking, offset by a decrease in certificates of deposit.  Non-interest-bearing demand deposits and interest-bearing checking increased by $6.0 million and $8.0 million at September 30, 2008 as compared to December 31, 2007, respectively.  The increase in non-interest-bearing demand deposits and interest-bearing checking was a result of the Company’s continued efforts in core deposit gathering, as well as expanding the Company’s client base through relationship banking.  Certificates of deposit decreased by $13.3 million at September 30, 2008 as compared to December 31, 2007.  A significant portion of this decrease relates to the maturity of a certificate of deposit on March 8, 2008 totaling $7.1 million.

Liquidity and Asset/Liability Management

The Company’s main sources of funds to provide liquidity are maturities of overnight federal funds sold, paydowns and maturities of investments, loan repayments and increases in deposits.  The Company also maintains lines of credit with the FHLB and other correspondent financial institutions.

The liquidity ratio (the sum of cash, federal funds sold and AFS investments, excluding amounts required to be pledged under borrowing and state deposit relationships, divided by total assets) was 6.31% at September 30, 2008 and 4.19% at December 31, 2007.  The increase in the Company’s liquidity ratio at September 30, 2008 compared to December 31, 2007 was primarily due to an increase in the Company’s investments, excluding amounts required to be pledged under borrowing and state deposit relationships from $4.4 million to $11.5 million.  During the nine months ended September 30, 2008, the Company purchased additional investment securities to reduce the asset sensitivity of the Company and improve the investment portfolio yield.

At September 30, 2008, the Company had a $2.8 million borrowing/credit facility secured by investment securities with the FHLB and did not have any outstanding borrowings under this borrowing/credit facility.  The Company had $2.0 million in overnight borrowings outstanding under this borrowing/credit facility secured by investments at the rate of 3.75% with the FHLB at December 31, 2007.

At September 30, 2008, the Company also had a $50.3 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $18.0 million in outstanding overnight borrowings at a rate of 1.33% with the FHLB at September 30, 2008.  The Company also had $5.0 million, and $1.5 million in term borrowings outstanding under this borrowing/credit facility at rates of 3.21% and 2.97%, respectively, maturing in January 2010 and May 2010, respectively, as well as three term borrowings outstanding at $2.0 million each under this borrowing/credit facility at rates of 3.38%, 3.38%, and 3.25%, respectively, maturing in July 2010, August 2010 and September 2010, respectively.  The Company did not have any outstanding borrowing under this borrowing/credit facility at December 31, 2007.

The Company also had $31.0 million in federal funds lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2008 or December 31, 2007.

Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs.  In addition, the Bank’s Asset/Liability Management Committee oversees the Company’s liquidity position by reviewing a monthly liquidity report.  Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company’s liquidity.

The Company does not anticipate any significant capital expenditures in the near future.

Capital Resources

A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of September 30, 2008:

	Adequately Capitalized	Well Capitalized for the Bank Only	The Bank	Company (consolidated)
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	25.43%	25.91%
Tier 1 risk-based capital ratio	4.00%	6.00%	24.18%	24.66%
Tier 1 leverage capital ratio	4.00%	5.00%	23.27%	23.77%

As of September 30, 2008, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

At September 30, 2008, the Company had total stockholders’ equity of $59.6 million, which included $100,000 in common stock, $62.8 million in additional paid-in capital, $3.2 million in accumulated deficit, $48,000 in accumulated other comprehensive income, and $183,000 in treasury stock.  At December 31, 2007, the Company had total stockholders’ equity of $58.6 million, which included $99,000 in common stock, $62.0 million in additional paid-in capital, $3.6 million in accumulated deficit, $69,000 in accumulated other comprehensive income, and zero treasury stock.

On October 14, 2008, the United States Department of the Treasury, or the UST, announced that it will offer to qualifying United States controlled banks the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the UST under the Troubled Assets Relief Program Capital Purchase Program, or the Program.  The Company is currently evaluating the possibility of its participation in the Program.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.  The effect on the Company’s net interest income, expenses, cash flows, liquidity and capital resources from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that the lines of credit will ever be fully utilized.

The following table presents the Company’s commitments to fund as of September 30, 2008 and December 31, 2007:

(dollars in thousands)	September 30, 2008	December 31, 2007
Commitments to extend credit	$79,108	$63,137
Commitments to extend credit to directors and officers (undisbursed amount)	$10,000	$11,633
Standby/commercial letters of credit	$1,007	$4,243
Guarantees on revolving credit card limits	$238	$208
Outstanding credit card balances	$39	$50

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  The allowance for unfunded commitments were $203,000 and $166,000 at September 30, 2008 and December 31, 2007, respectively, which represents 0.26% and 0.25% of the undisbursed loan funds at September 30, 2008 and December 31, 2007, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of the Company’s business.

For further information on commitments and contingencies, see Part I - Item 1. Financial Statements – Note 7 – Commitments and Contingencies.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

During the three and nine months ended September 30, 2008, there were no material changes to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 1A.                       Risk Factors

Except for the addition of the risk factor detailed below, management is not aware of any material changes to the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007.  In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that management currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

The Company May be Materially and Adversely Affected by the Soundness Of Other Financial Institutions

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships.  In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks.  These transactions expose the Company to credit risk in the event of a default by counterparty.  On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties.  As of September 30, 2008, the Company had not entered into any financial derivative contracts with any counterparties.  In addition, at September 30, 2008, the Company had $1.0 million of unsecured federal funds sold with a correspondent bank, which management does not believe to be material to the Company’s business, financial condition or results of operations.  However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

As of September 30, 2008, repurchases of equity securities are presented in the table below:

(dollars in thousands, except share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program
July 1-31, 2008	—	$—	—	$—
August 1-31, 2008	—	—	—	—
September 1-30, 2008	32,000	5.70	32,000	4,817
Total	32,000	$5.70	32,000	$4,817

(1)          In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008, which stock repurchase program was announced by press release and Current Report on Form 8-K on September 4, 2008. Under the Company’s stock repurchase program, the Company has been acquiring its’ common stock shares in the open market from time to time beginning in September 2008.  The Company’s stock repurchase program expires in September 2010.

Item 3.                                Defaults Upon Senior Securities

Not applicable.

Item 4.                                Submission of Matters to a Vote of Security Holders

None.

Item 5.                                Other Information

(a)                                  Additional Disclosures.  None.

(b)                                  Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the Company’s board of directors during the nine months ended September 30, 2008.  Please see the discussion of these procedures in the Company’s most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.                                Exhibits

31.1	Chief Executive Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Chief Financial Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer Certification required under Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 10th day of November, 2008.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer