Form 10-K
period 2008-12-31
1st Century Bancshares, Inc.
filed 2009-03-10
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 333-148302

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1169687
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1875 Century Park East, Suite 1400

Los Angeles, California   90067

(Address of principal executive offices)

(Zip Code)

(310) 270-9500

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No☒

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates was approximately $43.9 million based on the closing sales price of a share of Common Stock of $5.75 as of June 30, 2008.

9,661,667 shares of Common Stock of the registrant were outstanding at February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2008

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  These statements are based upon management’s current expectations and assumptions and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc., the Company, may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a decline in economic conditions and increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations, and management’s ability to manage the Company’s growth.  This Report, the Company’s Quarterly Reports on Form 10-Q, as well as, certain Current Reports on Forms 8-K, and other U.S. Securities and Exchange Commission filings discuss the risk factors known to us as of the date hereof that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1 - Business

Overview

1st Century Bancshares, Inc. (Bancshares) is registered with the Board of Governors of the Federal Reserve System (FRB) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act).  Effective December 2007, Bancshares, a Delaware corporation, acquired all of the outstanding stock of 1st Century Bank, N.A., a National Association (the Bank), pursuant to a Plan of Reorganization, by and between Bancshares and the Bank.  In connection with the reorganization, the shares of the Bank’s common stock were exchanged for shares of Bancshares’ common stock on a one-for-one basis.  As a result of the Plan of Reorganization, the Bank became a wholly owned subsidiary of Bancshares, Bancshares became the holding company to the Bank and the shareholders of the Bank became shareholders of Bancshares.

Bancshares and the Bank are collectively referred to herein as “we”, “our”, “us” or “the Company.”

In December 2007, the Company’s common stock began trading on the OTCBB under the symbol “FCTY.” Prior to the formation of Bancshares, shares of the Bank’s common stock were quoted on the OTCBB under the symbol “FCNA”.  In December 2008, the Company’s common stock began trading on the NASDAQ Stock Market LLC (NASDAQ) Capital Market under the same symbol “FCTY”.  All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards.

Bancshares’ principal source of income is dividends from the Bank. The payment of dividends to Bancshares’ shareholders and Bancshares’ operating costs, including the cost of servicing debt, certain professional fees, and shareholder costs will generally be paid from dividends paid to Bancshares by the Bank.

At December 31, 2008, the Company had consolidated assets of $259.4 million, deposits of $154.3 million and shareholders’ equity of $57.0 million.

The Internet address of the Company’s website is “http://www.1stcenturybank.com.” By including the foregoing website address link, the Company does not intend to incorporate by reference any material contained therein.  The Company makes available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the U.S. Securities and Exchange Commission’s (SEC) website.

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

The Bank is based in the heart of West Los Angeles at 1875 Century Park East, Los Angeles, California 90067. Century City was chosen as our headquarters due to the area’s superior economic and business characteristics and prominence as an area of highly successful businesses and business professionals. The Bank’s founders and directors represent over one hundred leading business executives and professionals in many industries with extensive personal contacts, and business, professional and community relationships throughout the Los Angeles area. The Bank’s strategy is to access the network of personal, business and professional relationships of our founders, directors, and investors by providing banking products and services with a high level of personal service. The Bank’s management team brings together a wealth of experience with complementary skills necessary to build and grow a superior financial institution from these relationships.

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard to the east, the Santa Monica Mountains to the north, the Pacific Ocean to the west and the Los Angeles International Airport to the south.  This is a highly diversified market with most businesses operating in the service industry. Other major employers are government, manufacturing and the retail trade.  No one industry represents over 20% of total employment.  According to the Los Angeles Economic Development Corporation, the average annual wage of the Greater Westside of the Los Angeles area was $80,301 in 2007 exceeding all other regions of Los Angeles County and far exceeding the County average of $52,006. Smaller businesses dominate this market with 64.5% of employers having less than 5 employees.

The micro-economic market of Century City, where the Bank is based, is much more concentrated.  According to the U.S. Department of Commerce, Bureau of the Census data for 2006, there are approximately 2,400 businesses located in Century City’s one square mile area, of which 593 (23.9%) are legal services firms.  Other industries heavily represented in Century City include entertainment, financial services, real estate investment and accounting/business management.

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

•                  Trust accounts;

•                  Cash management and on-line banking; and

•                  Debit cards

Credit Quality

Our Board of Directors (Board) establishes lending policies to ensure the above objectives are met.  The Board has intentionally kept approval authorities low to assure a high level of review relative to any credit consideration.  The Board has also established the Bank’s Directors’ Loan Committee (the Directors’ Loan Committee), which approves loans above designated amounts.

The Executive Vice President/Chief Credit Officer and the President/Chief Executive Officer each have approval authority up to $1,000,000 for any one loan, to a customer in good standing.  For certain loans, their joint authorities are required.  However, either of them may approve loans up to $3,000,000 if they receive additional approval from either one of two specific Directors’ Loan Committee members.

The Directors’ Loan Committee consists of three outside board members and the Chairman of the Board, and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $9.3 million at December 31, 2008.

In addition, the full Board of Directors must approve any loan that is subject to FRB Regulation O, which governs loans by the Bank to the Company’s directors, executive officers and principal shareholders as those terms are defined in Regulation O.

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

Concentrations/Customers

Approximately 43.9% of total loans at December 31, 2008, consisted of real estate loans, including first and junior trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2008, there are 70 loans that have outstanding balances of $1,000,000 or more, which totals approximately $155.6 million or 77.8% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 257 loans totaling $172.3 million at December 31, 2007 to approximately 321 loans totaling $200.0 million at December 31, 2008. The average balance per loan has decreased to $623,000 from $671,000 comparing December 31, 2008 to December 31, 2007.

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

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.  See Item 1 below - “Business - Supervision and Regulation.”

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2008 and are anticipated to continue at least well through 2009.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and residential construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many commercial as well as residential loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring that institutions take action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted (“EESA”) to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Initially introduced as the Troubled Asset Relief Program or “TARP”, the EESA authorized the United States Department of the Treasury (“Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program.  Initially, $350 billion or half of the $700 billion was made immediately available to the Treasury.  On January 15, 2009, the remaining $350 billion was released to the Treasury.

On October 14, 2008, the Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions.  The Treasury initially allocated $250 billion towards the TARP CPP.  In order to participate in the TARP CPP, financial institutions are required to adopt certain standards for executive compensation and corporate governance.  These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers.  The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

The bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participate in the TARP CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP.

On February 10, 2009, the Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama.  The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2008, the Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program (“CAP”) announced February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include “stress test” assessments of major banks and that should the “stress test” indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares.  The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the CAP program was initiated, the Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to more a more severe economic environment, and to support lending to creditworthy borrowers.  Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment.  Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these larger institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately.  Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP.  The CAP program does not replace the TARP CCP, but is an additional program to the TARP CCP, and is open to eligible institutions regardless of whether they participated in the TARP CCP.  The deadline to apply to the CAP is May 25, 2009.  Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received TARP CCP.

The EESA also increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until December 31, 2009.  In addition, the FDIC has implemented two temporary liquidity programs to (i) provide deposit insurance for the full amount of most non-interest bearing transaction accounts (the “Transaction Account Guarantee”) through the end of 2009 and (ii) guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 under a temporary liquidity guarantee program (the “Debt Guarantee Program” and together the “TLGP”).  Financial institutions had until December 5, 2008 to opt out of these two programs.  The bank has elected to participate in the Transaction Account Guarantee Program (“TAGP”) component of the FDIC Temporary Liquidity Guarantee Program “(TLGP”) and has opted out of the TLGP Debt Guarantee Program.

Supervision and Regulation

Introduction

The Company is extensively regulated under both federal and certain state laws. Regulation and supervision by the federal  banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (DIF) administered by the Federal Deposit Insurance Corporation (FDIC), and not for the benefit of stockholders.  Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the FRB and the Office of the Comptroller of the Currency (OCC).

Set forth below is a summary description of the key laws and regulations that relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

Bancshares

As a bank holding company, the Company is subject to regulation and examination by the FRB under the BHC Act.  Accordingly, the Company is subject to the FRB’s authority to:

•                  require periodic reports and such additional information as the FRB may require.

•                  require us to maintain certain levels of capital. See Item 1. “Business — Capital Standards.”

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

Reports and Examinations

A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its nonbanking subsidiaries.  It is also subject to supervision and examination by the FRB.  Examinations are designed to inform the FRB of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies.  To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk (for example, from changes in value of portfolio instruments and foreign currency), liquidity risk, operational risk, legal risk, and reputation risk.

Enforcement Actions

Bank holding companies may be subject to potential enforcement actions by the FRB for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the FRB.  Enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any  capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other “institution-affiliated” parties.

Source of Strength Doctrine

Bank holding companies are also subject to capital maintenance requirements on a consolidated basis that are parallel to those required for banks.  Further, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the FRB’s view that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the FRB’s regulations, or both.

The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels.  In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.”  Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan.  Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan.  However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan.  Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized.  A bank subject to prompt corrective action also may affect its parent bank holding company in other ways.  These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company.  In addition, the regulators may impose restrictions on the ability of the holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the undercapitalized subsidiary bank.

Redemptions and Repurchases

A bank holding company is generally required to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

Acquisition of a Bank or Bank Holding Company

A bank holding company is also required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock.  Prior approval from the FRB is also required in connection with the acquisition of control of a bank or another bank holding company, or business combinations with another bank holding company.

Non-Banking and Financial Activities

Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any, or acquire shares of companies engaged in, those non-banking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Securities Registration

The Company’s securities are registered with the Securities and Exchange Commission (SEC) under the Exchange Act of 1934, as amended (the Exchange Act). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

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

In September, 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided for in GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate.  The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs.  The final rules are not expected to have a material effect on the current securities activities which the Bank now conducts for customers.

Federal Home Loan Bank System

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (FHLB) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances).  At December 31, 2008, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $2.2 million.

On January 8, 2009 the FHLB of San Francisco announced that it was suspending dividends and repurchases of shares in excess of what is required for members’ current loans because of losses on so- called private-label, or non-agency, mortgage bonds, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits).  Additionally, each member bank is required to hold stock in its regional FRB.  The stock cannot be sold, traded, or pledged as collateral for loans.  As specified by law, member banks receive a six percent annual dividend on their FRB stock.  At December 31, 2008, the Bank was in compliance with these requirements.

Dividends and Other Transfers of Funds

Holders of the Company’s common stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available under the laws of the State of Delaware.  Delaware corporations such as the Company may make distributions to their stockholders out of their surplus, or out of their net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year.  However, dividends may not be paid out of a corporation’s net profits if, after the payment of the dividend, the corporation’s capital would be less than the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.

The FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action.  As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends.  Further, the FRB’s position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company’s ability to pay dividends.

The Bank is a legal entity that is separate and distinct from its holding company.  The Company may receive income through dividends paid by the Bank.  Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

Bank regulators also have authority to prohibit a bank from engaging in business practices considered to be unsafe or unsound.  It is possible, depending upon the financial condition of a bank and other factors, that such regulators could assert that the payment of dividends or other payments might, under certain circumstances, be an unsafe or unsound practice, even if technically permissible.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks that are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers:

•                  Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•                  Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitation.

•                  Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

Federal law requires each federal banking agency to take prompt corrective action when a bank falls below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (total risk-based capital ratio of 10%; Tier 1 risk-based capital ratio of 6%; and leverage capital ratio of 5% and not subject to any order or written directive by any regulatory authority to meet and maintain a specific capital level for any capital measure); “adequately capitalized” (total risk-based capital ratio of 8%; Tier 1 risk-based capital ratio of 4%; and leverage capital ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (total risk-based capital ratio of less than 8%; Tier 1 risk-based capital ratio of less than 4%; or leverage capital ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (total risk-based capital ratio of less than 6%; Tier 1 risk-based capital ratio of less than 3%; or leverage capital ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.  Undercapitalized banks are required to submit capital restoration plans and, during any period of capital inadequacy, may not pay dividends or make other capital distributions, are subject to asset growth and expansion restrictions and may not be able to accept brokered deposits.  At each successively lower capital category, banks are subject to increased restrictions on operations.

The Federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet safety and soundness standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted or the deficiency is not corrected.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and Bancshares as of December 31, 2008:

	Adequately Capitalized	Well Capitalized for the Bank Only	The Bank	Company
	(greater than or equal to)			(consolidated)
Total risk-based capital ratio	8.00%	10.00%	22.61%	24.22%
Tier 1 risk-based capital ratio	4.00%	6.00%	21.35%	22.96%
Tier 1 leverage capital ratio	4.00%	5.00%	19.73%	21.27%

As of December 31, 2008, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, is optional for others, and must be complied with in a “parallel run” for two years along with the existing Basel I standards. On June 26, 2008, the FRB proposed a rule for public comment that would implement certain of the less-complex approaches for calculating risk-based capital requirements that are included in the international Basel II capital accord.  The proposal, known as the standardized framework, would be available for banks, bank holding companies, and savings associations not subject to the advanced approaches of Basel II.  Under the advanced approaches rule, which took effect April 1, 2008 and is mandatory only for large, internationally active banking organizations, banking organizations are required to develop rigorous risk-measurement and risk-management techniques as part of a new risk-sensitive capital framework.  The standardized framework also seeks to more closely align regulatory capital requirements with institutions’ risk and should further encourage improvements in their risk-management practices.   The FDIC voted to issue the interagency notice of proposed rulemaking (NPR) on the Basel II standardized framework for public comment.  The OCC and the Office of Thrift Supervision (OTS) also are considering the NPR.  The FRB authorized its staff to publish the NPR in the Federal Register for public comment after the other agencies complete their approval processes.  For the OCC and the OTS, that includes review by the Office of Management and Budget.  Comments will be accepted for 90 days from the date of publication in the Federal Register.  The U.S. banking industry continues to support introduction of the international Basel II Framework in the United States; however, agencies have indicated that they will retain the minimum leverage requirement for all U.S. banks. Further proposals and revisions to the Basel II framework may also occur in response to recent adverse liquidity and securitization market developments.

The Federal Deposit Insurance Act, as amended (the FDI Act) gives the federal banking agencies the additional broad authority to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

FDIC Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries.  The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor.  Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000.  The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.  Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and

1.50% of estimated insured deposits.  The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.  In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.  Premiums for the rest of 2009 have not yet been set.

Additionally, by participating in the FDIC’s Temporary Liquidity Guarantee Program, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt.  Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF.  The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008.  These assessments will continue until the FICO bonds mature in 2017.

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

For deposit insurance coverage by the Company, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Market Developments.”

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

•                  must not involve more than the normal risk of repayment or present other unfavorable features; and

•                  in the aggregate limit not exceed the bank’s unimpaired capital and unimpaired surplus.

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

•                  limit such loans and investments to all affiliates in the aggregate to 20 percent of the Bank’s capital and surplus; and

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

Bank Secrecy Act and USA Patriot Act

The Bank Secrecy Act (“BSA”) is a disclosure law that forms the basis of the federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises.  Under the BSA, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency.  Among other requirements, the BSA requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more.  The Bank has established a BSA compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for BSA compliance.  The BSA also requires that financial institutions report to relevant law enforcement agencies any suspicious transactions potentially involving violations of law.

The USA PATRIOT Act and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws in response to the terrorist attacks in September 2001.  The Bank has adopted additional comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.  Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion.  Such enforcement actions could also have serious reputation consequences for Bsncshares and the Bank.

Consumer Laws

The Bank and Bancshares are subject to many Federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•                  The Home Ownership and Equity Protection Act of 1994 (HOEPA), which requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•                  Privacy policies required by Federal and state banking laws and regulations, which limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.

•                  The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (the FACT Act), which requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

•                  The Equal Credit Opportunity Act (ECOA), which generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•                  The Truth in Lending Act (TILA), which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

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

•                  The Home Mortgage Disclosure Act (HMDA), which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•                  The Real Estate Settlement Procedures Act (RESPA), which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•                  The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

Employees

At December 31, 2008, the Company had 42 full-time equivalent employees. The Company’s employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

Item 1A.         Risk Factors

The following section includes the most significant factors that may adversely affect our business and operations.  This is not an exhaustive list, and additional factors could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  This discussion of risk factors includes many forward-looking statements.  For cautions about relying on such forward-looking statements, please refer to the section entitled “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” at the beginning of this Report immediately prior to Item 1.

There can be no assurance that recently enacted legislation authorizing the U.S. government to take direct actions within the financial services industry will help stabilize the U.S. financial system.

In September 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Shortly thereafter, Lehman Brothers Holdings Inc. filed bankruptcy, Merrill Lynch & Co., Inc. was acquired by Bank of America, the U.S. government announced it would lend approximately $85 billion to American International Group and Washington Mutual was seized by federal regulators, who then sold its assets to JPMorgan Chase.

The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. Under the TARP, the U.S. government has invested approximately $250 billion into hundreds of the country’s banks. In addition, the U.S. government and various U.S. government agencies have enacted programs in an effort to increase liquidity in the financial markets.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, the U.S. economy may not receive the anticipated positive impact from the legislation. In addition, the U.S. government, the Board of Governors of the Federal Reserve System and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

The efforts of the federal government to stabilize the financial institution sector could result in more costs than benefits to the Bank.

Most of the extraordinary rescue efforts of the federal government in 2008 have been designed to assist large, money-center financial institutions and broker-dealers in order to avoid further risk to the functioning of the national and international financial systems. The Bank is expected to receive little direct benefit from those efforts, although the federal insurance on the Bank’s deposits rose from $100,000 to $250,000 per account holder. The Bank is likely to help pay for these rescue efforts, however, through higher premiums paid to the FDIC. For example, the FDIC has established a Temporary Liquidity Guarantee Program to guarantee temporarily all newly-issued senior unsecured debt of certain financial institutions. The Bank is not participating in this program, but any losses from the program will be assessed against all FDIC-insured institution, regardless of whether they participate. Further, these rescue efforts may lead to higher corporate income tax rates. Any such losses and higher taxes or assessments would adversely affect the Bank’s net income.

The efforts of the federal government to stabilize the financial institution sector could result in more rigorous competition for the Bank.

Since the beginning of 2008, the financial sector has consolidated as large institutions have combined, often with federal government assistance. In some cases, the federal rescue efforts also have resulted in substantial government funds being put into these institutions as new capital or commitments to guarantee new or existing debt. These institutions are now in a stronger position to compete with the Bank, especially for on-line banking products such as certificates of deposit and home mortgage loans, by offering higher rates on deposits and lower rates on loans.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect the Company’s business, financial condition and results of operations.  The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the banking industry. In particular, the Company may face the following risks in connection with these events:

•                  The Company expects to face increased regulation of the banking industry, including as a result of the EESA. Compliance with such regulation may increase costs and limit the Company’s ability to pursue business opportunities.

•                  Market developments may affect consumer confidence levels and may cause declines in credit card usage and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact charge-offs and provision for credit losses.

•                  The process the Company uses to estimate losses inherent in its credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impact the ability of our borrowers to repay their loans or affect the value of assets.  During uncertain economic times, these assessments are more difficult, and can impact the reliability of the process.

•                  The Company’s ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•                  Competition in the banking industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

The Bank may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The Company may have difficulty managing its growth which may divert resources and limit the Company’s ability to successfully expand its operations.

The Company has grown substantially since it began operations in March 2004. At December 31, 2008, the Company had $259.4 million in total assets, $194.8 million in net loans and $154.3 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships.

The Company expects to continue to experience growth in the amount of its assets, the level of its deposits and the scale of its operations. The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all.

The Company relies heavily on its senior management team and other employees, the loss of whom could significantly harm its business.

The Company’s success depends heavily on the abilities and continued service of its executive officers, especially Alan I. Rothenberg, Chairman and Chief Executive Officer, Jason P. DiNapoli, President and Chief Operating Officer, Dan T. Kawamoto, Executive Vice President and Chief Financial Officer, Donn Jakosky, Executive Vice President and Chief Credit Officer, and Paul E. Manning, Executive Vice President and Chief Risk Management Officer. These five individuals are integral to implementing the Company’s business plan. If the Company loses the services of any of its executive officers, the Company’s business, financial condition, results of operations and cash flows may be adversely affected. Furthermore, attracting suitable replacements may be difficult and may require significant management time and resources.

The Company also relies to a significant degree on the abilities and continued service of our deposit generating, lending, administrative, operational, accounting and financial reporting, marketing and technical personnel. Competition for qualified employees in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California independent banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. If the Company fails to attract and retain the necessary deposit generation, loan, administrative, marketing and technical personnel, the Company’s business, financial condition, results of operations and cash flows may be materially adversely affected.

If the Company’s underwriting practices are not effective, the Company may suffer losses in its loan portfolio and its results of operations may be affected.

The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Depending on the type of loan, these practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Company believes that its underwriting criteria are appropriate for the types of loans it makes, the Company cannot provide assurances that it will be effective in mitigating all risks. If the Company’s underwriting criteria prove to be ineffective, the Company may incur losses in its loan portfolio, and these losses may exceed the amounts set aside as reserves in the Company’s allowance for loan losses.

See discussion of the Company’s nonperforming assets and allowance for loan losses in Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition.”

If the Company’s allowance for loan losses is inadequate to cover actual losses, the Company’s financial results would be affected.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, particularly during the current global economic crisis. Unexpected losses may arise for a wide variety of reasons, many of which are beyond the Company’s ability to predict, influence or control. Some of these reasons could include a prolonged economic downturn in the State of California or the United States, such as the current recession, a decline in the state or national real estate market, like the one we have been experiencing for the past twelve to fifteen months, changes in the interest rate environment and natural disasters.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company’s allowance for loan losses reflects the Company’s best estimate of the losses inherent in the existing loan portfolio at the relevant balance sheet date and is based on management’s evaluation of the collectability of the loan portfolio, which evaluation is based on historical loss experience, the loss experience of other financial institutions, and other significant factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company cannot assure that it will not increase the allowance for loan losses further.  This occurrence could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

Bank regulators may require the Company to increase its allowance for loan losses, which could have a negative effect on the Company’s financial condition and results of operations.

Bank regulators, as an integral part of their respective supervisory functions, periodically review the Company’s allowance for loan losses. They may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses required by bank regulators could have a negative effect on the Company’s financial condition and results of operations.

The Company’s lending limit may adversely affect the Company’s competitiveness.

The Company’s regulatory lending limit as of December 31, 2008 to any one customer or related group of customers was $9.3 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes. While the Company believes that its lending limit is sufficient for its targeted market of small to mid-size businesses, and individuals, it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease.

The Company faces strong competition from financial services companies and other companies that offer banking services, and its failure to compete effectively with these companies could have a material adverse affect on the Company’s business, financial condition, results of operations and cash flows.

Within the Los Angeles metropolitan area the Company faces intense competition for loans, deposits, and other financial products and services. Increased competition within the Company’s pricing market may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Company offers. These competitors include national banks, regional banks and other independent banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. These institutions, particularly to the extent they are more diversified than the Company, may be able to offer the same loan products and services the Company offers at more competitive rates and prices.

The Company also faces competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in the Company’s market areas. If the Company is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, and its business, financial condition, results of operations and cash flows may be materially adversely affected.

If the Company cannot attract deposits, its growth may be inhibited.

The Company plans to increase the level of its assets, including its loan portfolio. The Company’s ability to increase its assets depends in large part on its ability to attract additional deposits at competitive rates. The Company intends to seek additional deposits by continuing to establish and strengthen its personal relationships with its customers and by offering deposit products that are competitive with those offered by other financial institutions in its markets. The Company cannot ensure that these efforts will be successful. The Company’s inability to attract additional deposits at competitive rates could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company relies on communications, information, operating and financial control systems technology from third-party service providers, and the Company may suffer an interruption in or break of those systems that may result in lost business and the Company may not be able to obtain substitute providers on terms that are as favorable if its relationships with its existing service providers are interrupted.

The Company relies heavily on third-party service providers for much of its communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, and servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in the Company’s customer relationship management, general ledger, deposit, and servicing and/or loan origination systems. The Company cannot assure that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by it or the third parties on which the Company relies.  The occurrence of any failures or interruptions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. If any of the Company’s third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in the Company’s relationships with them, the Company may be required to locate alternative sources of such services, and the Company cannot assure that it could negotiate terms that are as favorable to the Company, or could obtain services with similar functionality as found in its existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company may experience certain risks in connection with its online banking services that could adversely affect its business.

The Company’s business depends in part upon the use of the internet and online services as a medium for banking and commerce by customers. The Company’s inability to modify or adapt its infrastructure in a timely manner or the expenses incurred in making such adaptations could hurt the Company’s business. Additionally, any compromise in the secured transmission of confidential information over public networks could hurt the Company’s business.

Changes in economic conditions, and in particular the current prolonged economic slowdown in the State of California and the United States, could hurt the Company’s business materially.

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control.  The Company is particularly susceptible to conditions and changes affecting the State of California and Southern California in view of the concentration of its operations, collateral securing, and likely to secure its loan portfolio in Southern California. The current deterioration in economic conditions, in California and Southern California in particular, is having or could have the following consequences, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows:

•                  Problem assets and foreclosures may continue to increase;

•                  Loan delinquencies may increase;

•                  Demand for loans and other products and services may decline;

•                  Deposits may decrease; and

•                  Collateral for loans made by the Company, especially real estate, have and likely will continue to decline in value, in turn reducing customers’ borrowing power or capacity to repay, and reducing the value of assets and collateral associated with the Company’s existing loans.

In addition, because the Company makes loans to small to medium-sized businesses, many of the Company’s customers may be particularly susceptible to the recession and may be unable to make scheduled principal or interest payments during this and similar periods of recession.

Many of the Company’s loans are secured by real estate, and the ongoing downturn in the real estate market could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The current downturn in the real estate market could hurt the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2008, approximately 43.9% of the Company’s total loans consisted of real estate loans. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and acts of nature. In addition, real estate values in California could be affected by, among other things, earthquakes and national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and the Company is more likely to suffer losses on defaulted loans.

A natural disaster or recurring energy shortage, especially in California, could harm the Company’s business.

Historically, Southern California has been vulnerable to natural disasters. Therefore, the Company is susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and its operational, financial and management information systems. Uninsured or underinsured disasters may reduce a borrower’s ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing the Company’s loans, impairing its ability to recover on defaulted loans. Southern California has also experienced energy shortages which, if they recur, could impair the value of the real estate in those areas affected. The occurrence of natural disasters or energy shortages in Southern California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s operations are concentrated in the Los Angeles metropolitan area.

The Company’s loan activities are largely based in the Los Angeles metropolitan area. To a lesser extent, the Company’s deposit base is also generated from this area. As a result, the Company’s financial performance will depend largely upon economic conditions in this area. Adverse local economic conditions could cause the Company to experience an increase in loan delinquencies and a reduction in deposits, and have caused an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect the Company’s profitability.

The Company is subject to extensive government regulation, and these regulations may hamper its ability to increase assets and earnings and could result in a decrease in the value of the shares.

The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change, which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. These laws are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of bank holding companies or banks. There are currently proposed various laws, rules and regulations that, if adopted, would impact the Company’s operations. The Company cannot assure that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company’s ability to originate, further limit or restrict the amount of commissions, interest or other charges earned on loans originated by the Company or otherwise adversely affect the Company’s business, financial condition, results of operations or cash flows.

The threat of terrorism has created uncertainty and further terrorist acts on the United States could depress the economy.

The terrorist attacks and international conflicts of recent years have resulted in continued uncertainty regarding the economic outlook of the United States. The possibility of further terrorist attacks, as well as continued terrorist threats, may prolong the depth and length of the current recession. Future terrorist acts and responses to such activities could adversely affect the Company in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs and provision for loan losses.

The Company’s income, cash flows and asset values could be reduced by changes in interest rates.

The Company’s income and cash flows and the value of its assets depend to a great extent on the difference between the interest rates it earns on interest-earning assets, such as loans and investment securities, and the interest rates it pays on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence not only the interest the Company receives on its loans and investment securities and the amount of interest it pays on deposits, it will also affect the Company’s ability to originate loans and obtain deposits and its costs in doing so. If the rate of interest the Company pays on its deposits and other borrowings increases more than the rate of interest it earns on its loans and other investments, the Company’s net interest income, and therefore its earnings, could be adversely affected. The Company’s earnings could also be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other borrowings.

The Company may be materially and adversely affected by the soundness of other financial institutions.

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships.  In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks.  These transactions expose the Company to credit risk in the event of a default by counterparty.  On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties.  As of December 31, 2008, the Company had not entered into any financial derivative contracts with any counterparties.  In addition, at December 31, 2008, the Company did not have any unsecured federal funds sold with any correspondent banks.  However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

Item 1B.            Unresolved Staff Comments

None.

Item 2.               Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067.  The Bank has a branch office and a Private Banking Center at this same location.

Main Office

The main offices of 1st Century Bank, N.A. are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building.  In June 2006, the Bank amended its lease to include an additional 2,735 square feet of usable office space located on the 14th floor. The Company’s main office now consists of approximately 3,158 square feet of usable ground floor space for the branch office and 10,843 square feet of usable space for the administrative offices on the 14th floor of the building. The amended lease term is the same as the original lease term and expires in June 2014. The total future minimum commitments for the 1st and 14th floor office lease at 1875 Century Park East at December 31, 2008 will be $2.8 million.

In October 2007, the Bank entered into a ten-year lease for additional ground floor office space at its headquarters location effective December 1, 2007.  This location is the Bank’s Private Banking Center and was opened on January 28, 2008.  The future minimum lease commitments at December 31, 2008 over the ten-year lease term will be approximately $913,000.

Item 3.               Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, results of operations, or financial position. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 4.               Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In December 2007, the Company’s common stock began trading on the OTCBB under the symbol “FCTY.” Prior to the formation of Bancshares, shares of the Bank’s common stock were quoted on OTCBB under the symbol “FCNA”.  In December 2008, the Company’s common stock began trading on the NASDAQ Stock Market LLC (NASDAQ) Capital Market under the same symbol “FCTY”.  All companies listed on The NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards.  Any investment in the Company’s common stock should be considered a long-term investment in the event that no active trading market for its stock develops. In addition, the price obtained is unpredictable.

Trading prices are based on information received from the OTCBB and NASDAQ Capital Market based on all transactions reported on the OTCBB and NASDAQ Capital Market and do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table below sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2008 and 2007.

Bancshares (or the Bank prior to December 2007)

Year ended December 31, 2008	High	Low
Fourth Quarter	$5.60	$3.85
Third Quarter	$6.00	$5.05
Second Quarter	$6.00	$5.50
First Quarter	$8.35	$5.50

Year ended December 31, 2007	High	Low
Fourth Quarter	$6.53	$5.65
Third Quarter	$7.00	$6.45
Second Quarter	$7.50	$6.95
First Quarter	$8.75	$7.23

As of January 2, 2009, there were 791 registered shareholders of record of the Company’s common stock, including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

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

The Bank’s regulators have the authority to prohibit the payment of dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a national bank, the Bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by it in any calendar year would exceed its net income for the year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock.

To date, the Company has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon the Company’s earnings and financial condition and other factors deemed relevant by its Board, as well as its legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 29, 2008, one holder of stock options under the Company’s Director and Employee Stock Option Plan exercised their stock options to purchase 30,000 shares of the common stock of the Company at an exercise price of $5.00 per share (on a post stock-split basis). The exercise was made in cash for an aggregate purchase price of $150,000.  The common stock was issued upon exercise of these options, pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.  There was no general solicitation and no general advertising for these option shares.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended December 31, 2008.

(dollars in thousands, except share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program
October 1-31, 2008	173,800	$5.49	173,800	$3,864
November 1-30, 2008	40,600	5.22	40,600	3,652
December 1-31, 2008	113,000	4.07	113,000	3,192
Total	327,400	4.97	327,400

(1)           In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008, which stock repurchase program was announced by press release and Current Report on Form 8-K on September 4, 2008. Under the Company’s stock repurchase program, the Company has been acquiring its’ common stock shares in the open market from time to time beginning in September 2008.  The Company’s stock repurchase program expires on September 4, 2010.

Item 6.                                            Selected Financial Data

Not applicable.

Item 7.                                            Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the 2008 consolidated financial statements. The Company believes that the following estimates and assumptions require management’s subjective judgments and are important to the portrayal of its financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be the most critical to the Company.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that the current economic recession or adverse future economic conditions will not lead to delinquent loans, further increases in the provision for loan losses and/or additional charge-off of loans. Management believes that the allowance as of December 31, 2008 is adequate to absorb known and inherent risks in the loan portfolio.

The Company has established a deferred tax asset, the majority of which is represented by future benefits realizable from the loan loss provision and the cumulative net operating loss. In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration. Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of our deferred tax asset will be realized. At December 31, 2008, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax assets in future periods based upon the 2006, 2007 and 2008 historical taxable earnings, the extended duration of the carryforward period, and the ability of the Company to generate sustainable net interest margin growth due to its large capital base. Therefore, no valuation allowance has been provided.

The Company granted several restricted stock awards to directors, employees, and a vendor under the Equity Incentive Plan. The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (TARP Capital Purchase Program), from the $700 billion authorized by EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 17, 2008, the Company announced that it would not participate in the Program.

On December 15, 2008 the Company announced the Bank’s participation in the Transaction Account Guarantee Program (TAGP) component of the FDIC Temporary Liquidity Guarantee Program.

Under the TAGP, the FDIC will provide deposit insurance coverage for the full amount in all of the Bank’s customers’ non-interest bearing deposit accounts through December 31, 2009.  This includes traditional non-interest bearing checking accounts and certain types of attorney trust accounts, as well as negotiable order of withdrawal (NOW) accounts with interest rates of 0.50 percent or less.  The TAGP insurance coverage is in addition to the increased coverage provided by the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic FDIC deposit insurance coverage limits to $250,000 through December 31, 2009, from the normal coverage limit of $100,000.

Summary of the Results of Operations and Financial Condition

For the year ended December 31, 2008, the Company recorded a net loss of $1.5 million or $(0.15) per diluted share. For the year ended December 31, 2007, net income was $2.9 million or $0.28 per diluted share.  The decrease in the Company’s net income was primarily the result of the increase in provision for loan losses of $3.6 million, or 519% from $701,000 for the year ended  December 31, 2007 to $4.3 million for the year ended December 31, 2008 and a $2.1 million tax benefit in 2007.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nonperforming Assets, as well as Allowance for Loan Losses” in this section for additional information.

Total assets at December 31, 2008 were $259.4 million representing an increase of approximately $35.5 million or 15.9% from $223.9 million reported at December 31, 2007. Gross loans at December 31, 2008 were $200.0 million, which represents an increase of $27.6 million or 16.0% from $172.4 million at December 31, 2007. Total deposits decreased approximately $6.9 million or 4.3% from $161.2 million at December 31, 2007 to $154.3 million at December 31, 2008.

Average interest-earning assets increased $24.9 million or 11.5% from $216.5 million for 2007 to $241.4 million for 2008.  The weighted average interest rate on interest-earning assets decreased to 5.80% for the year ended December 31, 2008 from 6.79% for the year ended December 31, 2007.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2008	2007
Return on average assets	(0.61)%	1.32%

Return on average stockholders’ equity	(2.59)%	5.30%

Average Equity to Average Assets	23.68%	24.90%

Net interest margin	4.63%	4.51%

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

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest-bearing liabilities; and (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans, securities, deposits and borrowings.

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at December 31, 2008, as compared to 7.25% at December 31, 2007.  The FRB reduced the targeted federal funds rate by a total of 400 basis points in 2008.   The decrease in the targeted federal funds rate prompted the national prime rate to decrease 400 basis points in 2008.  The Company currently believes it is reasonably possible the targeted federal funds rate and the national prime rate will remain flat in the foreseeable future and increase in the long term; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail in Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.”

For the year ended December 31, 2008, average interest-earning assets were $241.4 million, generating net interest income of $11.2 million. This compares favorably to the year ended December 31, 2007, during which we had average interest-earning assets of $216.5 million, and net interest income of $9.8 million. The growth in earning assets was primarily in loans, funded by an increase in borrowings.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) was 3.86% for the year ended December 31, 2008 compared to 2.92% for the year ended December 31, 2007.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.63% for the year ended December 31, 2008 and 4.51% for the year ended December 31, 2007.

The net interest margin increased 12 basis points comparing the year ended December 31, 2008 to the year ended December 31, 2007.  The increase in net interest margin was primarily due to a decrease of 1.93% in rate paid for interest-bearing deposits and borrowings and an increase of $4.7 million of average demand deposits offset by a decrease in yield on earning assets of 0.99%.  The decrease in yield on earning assets was primarily the result of a 1.70% decrease in loan yield which was principally the result of the prime rate decreasing 4.00% during 2008.

The following table sets forth our average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2008 and 2007.

	Years ended December 31,
	2008			2007			2006
	Average	Interest		Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$3,715	$112	3.01%	$28,534	$1,431	5.02%	$14,422	$694	4.81%
Interest-earning deposits at other financial institutions	122	4	3.08%	267	12	4.60%	3,837	190	4.95%
U.S. Gov’t treasuries	106	2	2.26%	150	7	4.89%	100	4	4.42%
U.S. Gov’t-Sponsored agencies	1,456	76	5.22%	5,396	223	4.12%	9,086	325	3.57%
Mortgage-backed securities and CMO’s	44,888	2,163	4.82%	36,667	1,751	4.77%	44,487	2,131	4.79%
Federal Reserve Bank stock	1,769	106	6.01%	1,653	99	5.99%	1,605	96	6.00%
Federal Home Loan Bank stock	1,277	57	4.46%	938	37	3.99%	737	39	5.31%
Loans (1) (2)	188,078	11,479	6.10%	142,880	11,144	7.80%	100,655	8,273	8.22%
Earning assets	241,411	13,999	5.80%	216,485	14,704	6.79%	174,929	11,752	6.72%
Other assets	5,983			4,344			4,134
Total assets	$247,394			$220,829			$179,063
Liabilities & Equity
Interest checking (NOW)	$8,655	41	0.48%	$4,429	26	0.58%	$5,213	56	1.07%
Money market deposits	59,063	862	1.46%	51,948	1,522	2.93%	44,648	924	2.07%
Savings	427	1	0.23%	650	3	0.49%	462	2	0.50%
CD’s	60,529	1,525	2.52%	70,403	3,383	4.81%	44,358	2,001	4.51%
Borrowings	17,120	392	2.29%	7	—	4.16%	906	49	5.39%
Total interest-bearing deposits and borrowings	145,794	2,821	1.94%	127,437	4,934	3.87%	95,587	3,032	3.17%
Demand deposits	41,315			36,606			28,418
Other liabilities	1,695			1,799			1,448
Total liabilities	188,804			165,842			125,453
Equity	58,590			54,987			53,610
Total liabilities & equity	$247,394			$220,829			$179,063

Net interest income / spread		$11,178	3.86%		$9,770	2.92%		$8,720	3.55%

Net interest margin			4.63%			4.51%			4.98%

(1)          Includes loan fee income of $206,000 and $178,000 for the years ended December 31, 2008 and 2007, respectively.

(2)          Includes non-accrual loans of $703,000 for the year ended December 31, 2008 and none for the years ended December 31, 2007 and 2006.

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

	Years ended December 31,
	2008 Compared to 2007
	Increase (Decrease)
	due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(1,282)	$(37)	$(1,319)
Interest-earning deposits at other financial institutions	(7)	(1)	(8)
U.S. Gov’t treasuries	(4)	(1)	(5)
U.S. Gov’t-Sponsored agencies	(155)	8	(147)
Mortgage-backed securities and CMO’s	402	10	412
Federal Reserve Bank stock	7	—	7
Federal Home Loan Bank stock	17	3	20
Loans	1,916	(1,581)	335
Total increase (decrease) in interest income	894	(1,599)	(705)
Interest expense:
Interest checking (NOW)	19	(4)	15
Savings and money market deposits	(231)	(431)	(662)
CD’s	(1,187)	(671)	(1,858)
Borrowings	552	(160)	392
Total decrease in interest expense	(847)	(1,266)	(2,113)
Net increase (decrease) in net interest income	$1,741	$(333)	$1,408

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

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income which mainly consists of wire transfer fees.  Non-interest income was $581,000 for the year ended December 31, 2008 compared to $614,000 for the year ended December 31, 2007.

The decrease in non-interest income of 5.4% or $33,000 was primarily due to a decrease in loan syndication fees from $196,000 in 2007 to $2,000 in 2008, and a slowdown of loan arrangement fees driven principally by market conditions, offset by a $21,000 gain on sale of AFS securities, and a $27,000 gain on the sale of other real estate owned (OREO).  Loan arrangement fees are related to the college loan funding programs the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts. The loan syndication fees were related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility.

Non-Interest Expense

Non-interest expense was $10.1 million for 2008 compared to $8.9 million for 2007, representing an increase of  $1.2 million, or 13.5%.

Compensation and benefits increased $601,000, or 12.1%, to $5.6 million in 2008 from $5.0 million in 2007.  The increase was primarily due to incremental hiring of additional staff for the Private Banking Center and lower FAS 91 deferred cost, partially offset by lower bonus expense accrual.  Occupancy expenses were $989,000 and $783,000 for the years ended December 31, 2008 and 2007, respectively.  The increase of $206,000 relates to increases of $45,000, or 10.4%, related to the ten-year lease for additional ground floor office space at the Company’s headquarters for the Private Banking Center which opened in January 2008; $104,000, or 49.0%, in depreciation expense for furniture, fixtures and equipment, and leasehold improvements; and $34,000 in business property taxes.  Professional fees decreased $298,000, or 29.2%, to $725,000 in 2008 compared to $1.0 million in 2007. The decrease was primarily due to a reduction in audit, SOX and consulting related expenses.  Technology expense increased $43,000, or 8.2%, primarily related to data processing and system upgrade expense for the core system conversion in May 2008.   Other operating expense increased $621,000 or 46.3% to $2.0 million in 2008 compared to $1.3 million in 2007. Other operating expense increased in general due to: $190,000 of student loan servicing costs; $141,000 in proxy related expenses related to the Company’s proxy solicitation for its contested election of directors at its annual meeting of stockholders; $73,000 in OREO write-down expenses; $89,000 related to director non-cash compensation and the addition of two new directors to the Board of Directors; $69,000 of courier and servicing costs; and $50,000 in NASDAQ filing fees.

Stock-Based Compensation

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards, or SFAS No. 123 (Revised), or SFAS No. 123R, Share-Based Payment.  No options have been granted since the adoption of SFAS No. 123R.

The compensation expense recognized related to restricted stock awards was $838,000 in 2008 and $716,000 in 2007.  Stock consulting fees recognized was $0 in 2008 and $50,000 in 2007.

On May 15, 2008, the Company granted 7,500 restricted stock awards to certain directors with various vesting periods as follows:  2,986 awards vesting on grant date; 486 awards that vest equally every month over a remaining period of 7 months; and 4,028 awards that vest equally every month over a remaining period of 29 months.  On May 15, 2008, the Company also granted 109,834 restricted stock awards to employees with various vesting periods as follows:  50% or 54,916 awards that vest in three years; 25% or 27,459 awards that vest in four years; and 25% or 27,459 awards that vest in five years.  On November 15, 2008 the Company granted 4,000 restricted stock awards to certain employees with various cliff vesting periods as follows:  2,000 awards that vest in three years; 1,000 award that vest in four years; and 1,000 awards that vest in five years.  On November 15, 2008, the Company also granted 32,000 restricted stock awards to directors that vest equally every month over a remaining period of 36 months.

Income Tax Benefit

The income tax benefit for 2008 was $1.1 million compared to $2.1 million 2007.  In the fourth quarter of 2007, management determined that the valuation allowance for the Company’s deferred tax assets was no longer needed.  In 2008, an income tax benefit was recorded primarily related to the provision for loan losses recorded during the year.  See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Deferred Tax Asset.

Financial Condition

ASSETS

Total assets increased 15.9% or $35.5 million to $259.4 million at December 31, 2008, from $223.9 million at December 31, 2007. The growth in assets was primarily in investments — available for sale and loans.  Investments — available for sale increased $10.1 million to $46.6 million at December 31, 2008 compared to $36.5 million at December 31, 2007.  Loans, net of the allowance for loan losses and net unearned fees, increased 14.7% or $24.9 million to $194.8 million at December 31, 2008 compared to $169.9 million at December 31, 2007.  Loan growth was funded primarily by increases in non-interest bearing deposits, savings and money market deposit accounts and other borrowings.

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) totaled $2.4 million at December 31, 2008 and $4.8 million at December 31, 2007. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

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

At December 31, 2008, securities totaled $50.8 million, increasing 21.5% or $9.0 million compared to $41.8 million at December 31, 2007.  In 2008 the Company sold $3.5 million in available for sale securities resulting in a gain of $21,000.  In 2007, the Company sold $5.0 million in available for sale securities resulting in no gain or loss.

See Note 3 “Investment Securities” in Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2008 and 2007.

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at December 31, 2006:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$7,001	$—	$(58)	$6,943
Mortgage-backed Securities	31,679	10	(570)	31,119
Collateralized Mortgage Obligations	4,334	12	(2)	4,344
Total	$43,014	$22	$(630)	$42,406

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$100	$—	$—	$100
Mortgage-backed Securities	1,421	—	(43)	1,378
Collateralized Mortgage Obligations	4,749	20	(19)	4,750
Total	$6,270	$20	$(62)	$6,228

Loans

Loans, net of the allowance for loan losses and unearned fees increased 14.7% or $24.9 million from $169.9 million at December 31, 2007 to $194.8 million at December 31, 2008.  The increase in the loan portfolio was the result of direct marketing efforts in our target markets.

As of December 31, 2008 and 2007, gross loans outstanding totaled $200.0 million and $172.4 million, respectively, within the following loan categories:

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$104,990	52.5%	$90,801	52.7%	$92,849	72.4%	$52,313	60.6%	$14,953	44.5%

Real estate — residential mortgage	1,983	1.0%	3,551	2.0%	4,728	3.7%	6,717	7.8%	10,153	30.3%

Real estate — commercial mortgage	56,682	28.3%	47,210	27.4%	20,710	16.2%	16,063	18.6%	4,870	14.5%

Real estate — land and construction	17,371	8.7%	13,446	7.8%	—	—%	—	—%	—	—%

Home equity	11,804	5.9%	9,850	5.7%	6,797	5.3%	6,207	7.2%	3,412	10.2%

Consumer and other (2)	7,153	3.6%	7,506	4.4%	3,051	2.4%	5,068	5.8%	170	0.5%

Loans, gross	199,983	100.0%	172,364	100.0%	128,135	100.0%	86,368	100.0%	33,558	100.0%

Less — net unearned fee income	(27)		(131)		(155)		(216)		(26)

Less — allowance for loan losses	(5,171)		(2,369)		(1,668)		(1,164)		(335)
Loans, net	$194,785		$169,864		$126,312		$84,988		$33,197

(1)          Unsecured commercial loan balances were $23.9 million, $22.0 million, $33.1 million, $28.5 million and $9.0 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

(2)          Unsecured consumer loan balances were $4.1 million, $5.9 million, $2.7 million, $4.2 million and $33,000 at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

As of December 31, 2008, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

The tables below reflect the maturity distribution for the loans (except for the Consumer and Other loans) in our loan portfolio at December 31, 2008:

	December 31, 2008
		Greater than one year
	One Year or	through	Greater than
(dollars in thousands)	Less	five years	five years	Total
Commercial Loans
Floating rate	$47,587	$16,208	$100	$63,895
Fixed rate	15,960	23,566	1,546	41,072

Real Estate Loans
Floating rate	17,941	14,732	8,404	41,077
Fixed rate	14,480	24,061	8,245	46,786
	$95,968	$78,567	$18,295	$192,830

Nonperforming Assets

Nonaccrual loans totaled $5.7 million and zero at December 31, 2008 and 2007, respectively.  There were no accruing loans past 90 days or more at December 31, 2008 and 2007.

The Company placed five loans, totaling $5.7 million, on non-accrual status in the fourth quarter of 2008.  The Company has been monitoring these loans for the financial condition of the borrowers, the collateral values, and the delinquency experience.  During the fourth quarter, the Company charged-off $189,000 of a commercial mortgage to its estimated current fair value that was provided to a Southern California auto dealer which ceased operations in the fourth quarter of 2008 and placed the remaining balance of $3.4 million on non-accrual status.  The Company has no other loans to automobile dealerships.  In addition, the Company charged-off $219,000 of a purchased real estate mortgage loan to its estimated current fair value due to the deterioration in the financial condition of the borrower and placed the remaining balance of $607,000 to non-accrual status.  The Company also placed $650,000 of an unsecured consumer loan on non-accrual status in the fourth quarter of 2008 when this loan became 90 days past due.  Furthermore, the Company placed two unsecured loans totaling $1.0 million that were provided to one borrower on non-accrual status due to the deterioration in the financial condition of the borrower.

The Company had $1.3 million of specific allowance for loan losses on impaired loans of $1.7 million at December 31, 2008.  The remaining $4.0 million of impaired loans did not have any specific allowance for loan losses.  The average outstanding balance of impaired loans for the years ended December 31, 2008 and 2007 was $703,000 and zero, respectively.  There was no interest income recognized on a cash basis at December 31, 2008 and 2007.

At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  In August 2008, the Company sold one of the foreclosed properties for $370,000, resulting in a gain of $27,000.  In December 2008, the Company wrote down $73,000 from the remaining foreclosed property.  As of December 31, 2008, the remaining foreclosed residential real estate property of $162,000 was recorded as other real estate owned and included in accrued interest and other assets on the accompanying Consolidated Balance Sheets.

The following table sets forth non-accrual loans and other real estate owned at December 31, 2008 and 2007:

	December 31,
(dollars in thousands)	2008	2007
Non-accrual loans:
Real estate-residential mortgage	$607	$—
Real estate-commercial mortgage	3,435	—
Consumer and other	1,650	—
Total non-accrual loans	5,692	—

Other real estate owned (OREO)	162	—

Total non-performing assets	$5,854	$—

Non-performing assets to total loans and OREO	2.92%	—%
Non-performing assets to total assets	2.26%	—%

There were no non-performing assets at December 31, 2006, 2005, and 2004.

Allowance for Loan Losses

The Allowance for Loan and Lease Losses (“ALLL”) must be maintained at an adequate level to absorb estimated future credit losses inherent in our loan portfolio and to ensure accurate reporting of financial information. Management has analyzed all classified credits; pools of loans; economic factors; trends in the loan portfolio; and changes in policies, procedures, and underwriting criteria.

The Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses is established through a provision for loan losses charged to operations and reduced by net charge-offs. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because we began operations in March 2004 and lack sufficient historical data from the performance of loans in our loan portfolio. However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not currently known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the OCC, as a major part of its examination process, periodically reviews the allowance for loan losses and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. However, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that adverse future economic conditions will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2008 and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the allowance for loan losses for the years ended December 31, 2008, 2007, 2006 and 2005 and for the period from March 1, 2004 (date operations commenced) to December 31, 2004.

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Beginning balance	$2,369	$1,668	$1,164	$335	$—
Provision for loan losses	4,342	701	504	829	335
Charge offs:
Commercial	(972)	—	—	—	—
Real estate-residential mortgage	(368)
Real estate-commercial mortgage	(189)	—	—	—	—
Consumer and other	(12)	—	—	—	—
Total Charge-offs	(1,541)	—	—	—	—
Recoveries	1	—	—	—	—
Ending balance	$5,171	$2,369	$1,668	$1,164	$335

For the year ended December 31, 2008, the majority of the charge-offs were concentrated in five loans.  The Company charged-off $972,000 of a business loan to a distributor of discretionary consumer goods, which ceased operations in the fourth quarter of 2008 due to economic weakness in consumer spending.  The Company also charged-off $189,000 of a commercial mortgage to its estimated current fair value that was provided to a Southern California auto dealer which ceased operations in the fourth quarter of 2008.  The Company has no other loans to automobile dealerships.  Furthermore, the Company charged-off $368,000 of three residential mortgage loans purchased in 2004 as part of an investment pool.  The residential real estate properties of two of these residential mortgage loans were foreclosed and recorded as other real estate owned and included in accrued interest and other assets on the accompanying Consolidated Balance Sheets.  In August 2008, the Company sold one of the residential real estate properties for $370,000, resulting in a gain of $27,000.  As of December 31, 2008, there were two remaining residential mortgage purchased loans totaling $777,000, both of which are performing.  The Company has not purchased any other residential mortgages since 2004.  The Company is pursuing means of collection for all charged-off loans.

The allowance for losses on undisbursed commitments to extend credit was $203,000 and $166,000 at December 31, 2008 and 2007, respectively.   The commitments totaled $75.3 million and $67.5 million at December 31, 2008 and 2007, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities in the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Allocation of the Allowance for Loan Losses

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance or Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$4,961	95.9%	$2,263	95.6%	$1,539	97.6%	$942	94.2%	$219	99.5%

Consumer and other adjustments	209	4.1	106	4.4	129	2.4	222	5.8	116	0.5

Total	$5,171	100.0%	$2,369	100.0%	$1,668	100.0%	$1,164	100.0%	$335	100.0%

Deferred Tax Asset

At December 31, 2008, the net deferred tax asset was $2.9 million of which the majority is represented by a future tax benefit of $818,000 resulting from net operating losses incurred in previous years (“NOL”) and a future tax benefit of $2.0 million resulting from the provision for loan losses timing difference.  For federal tax purposes, the NOL carryforwards expire beginning in 2024, and for California tax purposes, the NOL carryforwards expire beginning in 2014.  No valuation allowance was considered necessary at December 31, 2008.  At December 31, 2007, the net deferred tax asset was $2.3 million of which the majority was represented by a future tax benefit of $880,000 resulting from NOL’s incurred in previous years and a future tax benefit of $896,000 resulting from the provision for loan losses timing difference.    No valuation allowance was considered necessary at December 31, 2007.

At December 31, 2007, the Company reversed the 100% valuation allowance established in prior years.  At December 31, 2008, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax assets in future periods based upon the 2006, 2007 and 2008 historical taxable earnings, the extended duration of the carryforward period, and the ability of the Company to generate sustainable net interest margin growth due to its large capital base. Therefore, no valuation allowance has been provided.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2008, total deposits were $154.3 million compared to $161.2 million at December 31, 2007, representing a decrease of 4.3% or $6.9 million. The majority of the decrease in deposits resulted from a decrease in certificates of deposits of $17.6 million due to deposit run-offs relating to lower pricing, offset by non-interest and interest-bearing demand deposit gains of $10.9 million.

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2008 and 2007:

	December 31,
	2008		2007
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$40,287	26.1%	$32,708	20.3%
Interest-bearing demand deposits	8,195	5.3%	4,909	3.0%
Savings and money market deposits	52,096	33.8%	52,250	32.4%
Certificates of deposit	53,709	34.8%	71,326	44.3%
Total	$154,287	100.0%	$161,193	100.0%

At December 31, 2008, the Company had five certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 22.0% of total deposits. The Company renewed two of these deposit accounts totaling $12 million in January and February 2009.  The Company intends to renew each of these deposit accounts at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

The aggregate amount of certificates of deposits of $100,000 or more at December 31, 2008, 2007 and 2006 was $51.8 million, $69.6 million and $61.6 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at December 31, 2008, including deposit accounts with the State of California Treasurer’s Office were as follows:

Due within 3 months or less	$25,614
Due after 3 months and within 6 months	22,669
Due after 6 months and within 12 months	3,113
Due after 12 months	395
Total	$51,791

 Liquidity and Asset/Liability Management

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing. The Company’s main sources of funds to provide liquidity are maturities of overnight federal funds sold, paydowns and maturities of investments, loan repayments, and increases in deposits and borrowings.  The Company maintains lines of credit with the Federal Home Loan Bank and other correspondent financial institutions.

The liquidity ratio (the sum of cash, federal funds sold and Available for Sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships, divided by total assets) was 6.9% at December 31, 2008 and 4.2% at December 31, 2007.  The increase in the Company’s liquidity ratio at December 31, 2008 compared to December 31, 2007 was primarily due to an increase in the Company’s investments, excluding amounts required to be pledged under borrowing and State of California deposit relationships from $4.4 million to $13.4 million.  During 2008, the Company purchased additional investment securities to reduce the asset sensitivity of the Company and improve the investment portfolio yield.

At December 31, 2008, the Company had a $7.4 million borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility at December 31, 2008.  The Company had $2.0 million in overnight borrowings outstanding under this borrowing/credit facility secured by investments with an interest rate of 3.75% at December 31, 2007.

At December 31, 2008, the Company also had a $48.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB. The Company had $32.0 million in outstanding overnight borrowings at a rate of 0.05% with the FHLB at December 31, 2008.  The Company also had $5.0 million, $1.5 million, $2.0 million, $2.0 million, $2.0 million, and $2.0 million in term borrowings outstanding under this borrowing/credit facility at rates of 3.21%, 2.97%, 3.38%, 3.38%, 3.25%, and 1.72%, respectively, maturing in January 2010, May 2010, July 2010, August 2010, September 2010, and December 2010, respectively.  The Company did not have any outstanding borrowing under this borrowing/credit facility at December 31, 2007.

At December 31, 2008, overnight borrowings from the FHLB were $32 million compared to $2 million at December 31, 2007.  The increase was a result of Management’s plan to reduce cost of certificates of deposits with overnight borrowings to manage its net interst margin within the framework of its asset/liability policies.   In addition, the funding strategy in 2008 was to selectively add two year maturing FHLB advances to provide longer term funding alternatives.

The Company also had $31.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2008 or 2007.

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

Capital Resources

As of December 31, 2008, the Company was not subject to any material commitments for capital.  For capital adequacy, see Item 1. Business — “Capital Standards.”

At December 31, 2008, the Company had total stockholders’ equity of $57.0 million, which included $103,000 in common stock, $63.0 million in additional paid-in capital, $5.1 million accumulated deficit, $841,000 in accumulated other comprehensive income, and $1.8 million in treasury stock.

On October 14, 2008, the United States Department of the Treasury, or the UST, announced that it will offer to qualifying United States controlled banks the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the UST under the Troubled Assets Relief Program Capital Purchase Program, or the Program.

See discussion of the Company’s stock repurchase program in Part II - Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — “Purchases of Equity Securities”, and Item 8. Financial Statements and Supplementary Data — Note 10  “Stock Repurchase Program.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

	December 31,
(dollars in thousands)	2008	2007
Commitments to extend credit	$73,929	$63,137
Commitments to extend credit to directors and officers (undisbursed amount)	$11,809	$11,633
Standby/commercial letters of credit	$1,146	$4,243
Guarantees on revolving credit card limits	$238	$208
Outstanding credit card balances	$50	$50

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of December 31, 2008 and 2007, the allowance for unfunded commitments was $203,000 and $166,000, respectively, which represents 0.27% and 0.25% of the undisbursed loan funds, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of the Company’s business.

For further information on commitments and contingencies, see Item 8.  Financial Statements and Supplementary Data -  Note 5 “ Related Party Transactions” and Note 9 “Commitments and Contingencies.”

Item 7A.                          Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.                                   Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 48 and are incorporated herein by reference.

Item 9.                                   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

1) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Perry-Smith LLP, an independent registered public accounting firm, as stated in their report appearing at Item 15 (a) (1).

Perry-Smith LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which can be found on page 75 of this Annual Report on Form 10-K.

3) Remediation of Material Weaknesses in Internal Control

Not applicable.

4) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                          Other Information

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2009 Annual Meeting of Shareholders (the Proxy Statement), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008. Such Information is incorporated herein by reference.

We have adopted a code of ethics that applies to our executive officers, and to all of our other officers, directors, employees and agents. Copies of the code of ethics are also available and will be provided upon request free of charge by contacting Margaret Tillman, Assistant Vice President, Investor Relations/Marketing, at 1875 Century Park East, suite 1400, Los Angeles, CA 90067.

Item 11.                            Executive Compensation

Information required by this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Employment and Certain Other Agreement and Employee Benefit Plans” in our Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2008.

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

(1)

The following documents are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference to Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income (Loss) for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

Independent Registered Public Accounting Firm’s Report.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2009.

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

Signature	Title	Date

/s/ William S. Anderson.	Director	March 10, 2009
William S. Anderson

/s/ Leslie E. Bider.	Director	March 10, 2009
Leslie E. Bider

/s/ Dave Brooks.	Director	March 10, 2009
Dave Brooks

/s/ Joseph J. Digange.	Director	March 10, 2009
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director (Principal Executive Officer)
Jason P. DiNapoli		March 10, 2009

/s/ Marshall S. Geller.	Director	March 10, 2009
Marshall S. Geller

/s/ Eric M. George.	Director	March 10, 2009
Eric George

/s/ Dan T. Kawamoto.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dan T. Kawamoto		March 10, 2009

/s/ Alan D. Levy.	Director	March 10, 2009
Alan D. Levy

/s/ Robert A. Moore.	Director	March 10, 2009
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 10, 2009
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2009
Alan I. Rothenberg

/s/ Nadine I. Watt.	Director	March 10, 2009
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 10, 2009
Lewis N. Wolff

Exhibit Index

Exhibit #	Document

2.1	Plan of Reorganization, dated December 18, 2007, by and between 1st Century Bancshares, Inc. and the 1st Century Bank, N.A. (1)

3.1.	Certificate of Incorporation of 1st Century Bancshares, Inc. (2)

3.2.	Bylaws of 1st Century Bancshares, Inc. (3)

4.1.	Form of Common Stock certificate. (4)

10.1	Employment Agreement between Donn Jakosky and 1st Century Bank, N.A., dated March 5, 2007 (5)

10.2	Lease by and between Scriba Enterprises, Inc., as landlord, and 1st Century Bank, N.A., as tenant, dated February 27, 2006. (6)

10.3	Lease Amendment #1 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated June 9, 2006. (7)

10.4	Lease Amendment #2 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated October 9, 2007. (8)

10.5.	2005 Amended and Restated Equity Incentive Plan. (9)

10.6.	Equity Incentive Plan Form of Stock Option Grant Agreement. (10)

10.7.	Form of Resale Restriction Agreement. (11)

10.8.	Form of Restricted Stock Grant Agreement. (12)

10.9	Director and Employee Stock Option Plan. (13)

10.10.	Director and Employee Stock Option Agreement. (14)

10.11.	Founder Stock Option Plan. (15)

10.12.	Founder Stock Option Agreement. (16)

10.13	Employment Agreement between Alan I. Rothenberg and 1st Century Bancshares, Inc., dated September 3, 2008. (17)

10.14	Employment Agreement between Jason P. DiNapoli and 1st Century Bancshares, Inc., dated September 3, 2008. (18)

10.15	Employment Agreement between Dan T. Kawamoto and 1st Century Bank, N.A., dated June 1, 2007. (19)

14.	Code of Ethics. (20)

21.	Subsidiary of the Registrant

23.1	Consent of Perry-Smith LLP.

31.1.	CEO Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

31.2.	President Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3.	CFO Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

32.	CEO’s, President and CFO’s Certification required under Section 906 of the Sarbanes—Oxley Act of 2002.

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2008, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2008, and incorporated herein by reference.

(3)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2008, and incorporated herein by reference.

(4)	Previously filed as Exhibit 4.1 to the Company’s Form 8-A, filed with the SEC on January 31, 2008, and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.1 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(6)	Previously filed as Exhibit 10.2 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.4 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(9)	Previously filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(10)	Previously filed as Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.8 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(12)	Previously filed as Exhibit 4.5 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(13)	Previously filed as Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(14)	Previously filed as Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on December 21, 2007, and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.12 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.13 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008, and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2008, and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

(20)	Previously filed as Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 17, 2008, and incorporated herein by reference.

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$2,391	$3,375
Federal funds sold	—	1,470
Total cash and cash equivalents	2,391	4,845
Interest-earning deposits at other financial institutions	1,762	103
Investments – Available for Sale, at estimated fair value	46,567	36,516
Investments – Held to Maturity, at amortized cost	4,266	5,307
Loans, net of allowance for loan losses of $5,171 and $2,369 as of December 31, 2008 and 2007, respectively	194,785	169,864
Premises and equipment, net	1,239	937
Deferred tax assets	2,909	2,325
Federal Home Loan Bank and Federal Reserve Bank stock	4,002	2,670
Accrued interest and other assets	1,433	1,288
Total Assets	$259,354	$223,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$40,287	$32,708
Interest-bearing deposits:
Interest-bearing checking	8,195	4,909
Savings and money market	52,096	52,250
Certificates of deposit less than $100	1,862	1,731
Certificates of deposit of $100 or greater	51,847	69,595
Total Deposits	154,287	161,193
Other borrowings	46,500	2,000
Accrued interest and other liabilities	1,519	2,050
Total Liabilities	202,306	165,243

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value – 10,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock, $0.01 par value – 50,000,000 shares authorized, 10,369,298 and 10,215,634 issued and outstanding at December 31, 2008 and 2007, respectively	103	102
Additional paid-in capital	63,006	62,018
Accumulated deficit	(5,094)	(3,577)
Accumulated other comprehensive income	841	69
Treasury stock at cost – 359,400 and zero shares at December 31, 2008 and 2007, respectively	(1,808)	—

Total Stockholders’ Equity	57,048	58,612
Total Liabilities and Stockholders’ Equity	$259,354	$223,855

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2008	2007
Interest income on:
Loans	$11,479	$11,144
Investments	2,241	1,980
Other	279	1,580
Total interest income	13,999	14,704

Interest expense on:
Deposits	2,430	4,934
Borrowings	391	—
Total interest expense	2,821	4,934
Net interest income	11,178	9,770

Provision for loan losses	4,342	701
Net interest income after provision for loan losses	6,836	9,069

Non-interest income	581	614

Non-interest expenses:
Compensation and benefits	5,569	4,968
Occupancy	989	783
Professional fees	725	1,023
Marketing	246	251
Technology	569	526
Other operating expenses	1,961	1,340
Total non-interest expenses	10,059	8,891
(Loss) income before income taxes	(2,642)	792
Income tax benefit	1,125	2,120
Net (loss) income	$(1,517)	$2,912

Basic (loss) earnings per share	$(0.15)	$0.30
Diluted (loss) earnings per share	$(0.15)	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2008 and 2007

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2006	9,866,722	$99	$61,107	$(6,489)	$(608)	—	$—	$54,109
Restricted stock granted, net of forfeiture	234,097	2	(2)	—	—	—	—	—
Net issuance of exercises of stock options, including tax benefit	114,815	1	149	—	—	—	—	150
Forfeiture of restricted stock	—	—	(29)	—	—	—	—	(29)
Compensation expense associated with restricted stock awards	—	—	766	—	—	—	—	766
Estimated compensation expense from the acceleration of vesting of stock options	—	—	27	—	—	—	—	27
Comprehensive income:
Net income	—	—	—	2,912	—	—	—	2,912
Net change in unrealized losses on AFS investments, net of tax	—	—	—	—	677	—	—	677
Total comprehensive income	—	—	—	2,912	677	—	—	3,589
Balance at December 31, 2007	10,215,634	102	62,018	(3,577)	69	—	—	58,612

Restricted stock granted, net of forfeiture	123,664	1	—	—	—	—	—	1
Exercises of stock options	30,000	—	150	—	—	—	—	150
Forfeiture of restricted stock	—	—	(83)	—	—	—	—	(83)
Compensation expense associated with restricted stock awards	—	—	921	—	—	—	—	921
Repurchased stock, net	—	—	—	—	—	(359,400)	(1,808)	(1,808)
Comprehensive loss:
Net loss	—	—	—	(1,517)	—	—	—	(1,517)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	772	—	—	772
Total comprehensive loss	—	—	—	(1,517)	772	—		(745)
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,517)	$2,912
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	339	231
Deferred tax benefit	(1,125)	—
Provision for loan losses	4,342	701
Recoveries on previously charged-off loans	(1)	—
Amortization of deferred loan fees, net of costs	(103)	(171)
Non-cash stock compensation	838	766
Net gain on sale of AFS investment securities	(21)	—
Net gain on sale of other real estate owned	(27)	—
Net (accretion) amortization of premiums and discounts from AFS investment securities	(39)	4
Net accretion of discounts from HTM investment securities	(11)	(11)
Stock dividend from FHLB stock	(57)	—
Decrease (increase) in accrued interest and other assets	18	(2,461)
(Decrease) increase in accrued interest and other liabilities	(531)	494
Net cash provided by operating activities	2,105	2,465
Cash flows from investing activities:
Net (increase) decrease in interest-earning deposits at other financial institutions	(1,659)	20
Activity in AFS investment securities:
Purchases	(22,194)	(11,324)
Maturities and principal reductions	9,995	12,935
Proceeds from the sale of securities	3,521	4,999
Activity in HTM investment securities:
Purchases	(298)	(197)
Maturities and principal reductions	1,351	1,170
Loan originations, net of principal collections	(29,294)	(44,081)
Purchase of premises and equipment	(641)	(459)
Purchase of FRB stock and FHLB stock	(1,275)	(152)
Net cash used in investing activities	(40,494)	(37,089)
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,907)	16,105
Proceeds from FHLB borrowings	46,500	2,000
Repayment of FHLB borrowings	(2,000)	—
Exercise of stock options	150	172
Purchase of treasury stock	(1,808)
Net cash provided by financing activities	35,935	18,277
Decrease in cash and cash equivalents	(2,454)	(16,347)
Cash and cash equivalents, beginning of year	4,845	21,192
Cash and cash equivalents, end of year	$2,391	$4,845

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,004	$4,912
Income taxes	$45	$1
Net decrease in unrealized loss on AFS investment securities	$(1,313)	$(725)
Non-cash issuance of stock	$—	$659

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Notes To Consolidated Financial Statements

(1)                                 Summary of Significant Accounting Policies

Nature of Operation

In December 2007, 1st Century Bancshares, Inc. (Bancshares) commenced operations as a bank holding company by acquiring all of the outstanding shares of 1st Century Bank, National Association (the “Bank”) in a one bank holding company reorganization. The reorganization and combination of Bancshares with the Bank was effected in a manner similar to a pooling of interests through the combination of equity interests under common control and, as such, the consolidated financial statements reflect the common stock of Bancshares as if such shares had been outstanding for all periods presented. This corporate structure gives Bancshares and the Bank greater flexibility in terms of operations, expansion, and diversification. Bancshares was incorporated in the state of Delaware. The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association (“N.A.”) regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions, and small and medium-sized businesses and individuals principally in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the Company’s business client base. The Bank is subject to both the regulations and periodic examinations by the OCC, which is the Company’s federal regulatory agency. Bancshares and the Bank are collectively referred to herein as “the Company.”

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary bank. All inter-company accounts and transactions have been eliminated.

Certain items in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. A summary of the Company’s significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

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

Interest-earning Deposits at Other Financial Institutions

Interest-earning deposits at other financial institutions mature within one year and are carried at cost.

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

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

FRB stock and FHLB stock are carried at cost and are considered nonmarketable equity securities.

Loans

Loans, net are stated at the unpaid principal balances less the allowance for loan losses and unamortized deferred fees and costs. Loan origination fees, net of related direct costs are deferred and accreted to interest income as an adjustment to yield over the respective maturities of the loans using the effective interest method.

Interest on loans is accrued as earned on a daily basis, except where reasonable doubt exists as to the collection of interest, in which case the accrual of interest is discontinued and the loan is placed on non-accrual status.

Loans are placed on non-accrual at the time principal or interest is 90 days delinquent. A loan can also be  charged-off at any time if the loan is determined to be uncollectible. Interest on non-accrual loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual status. In order for a loan to return to accrual status, all principal and interest amounts owed must be brought current and future payments must be reasonably assured.

The Company also evaluates loans for impairment, when principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Company analyzes loans for impairment on a loan by loan basis, using any of the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that experience insignificant payment delays or payment shortfalls are generally not considered in the impairment evaluation.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from historical peer group loan loss data and the loss experience of other financial institutions because the Company began operations in March 2004 and lacks historical data from the performance of loans in its loan portfolio.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2008 and 2007 is adequate to absorb known and inherent risks in the loan portfolio.

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

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in the rates and laws.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized at December 31, 2008.

At December 31, 2008 and 2007, the Company did not have any tax benefit disallowed under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets and along with net income (loss), are components of comprehensive income (loss).

Accumulated other comprehensive income consists of net unrealized gains on Available for Sale securities at December 31, 2008 and 2007.

Earnings (Loss) per Share

The Company reports both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  However, diluted earnings per share is not adjusted for potentially dilutive common shares when a net loss occurs because conversion of potentially dilutive common shares is antidilutive.

	Years ended December 31,
(dollars in thousands)	2008	2007

Net (loss) income	$(1,517)	$2,912
Average number of common shares outstanding	9,889,361	9,865,471
Effect of dilutive options	—	202,524
Effect of dilution of restricted stock	—	218,412
Average number of common shares outstanding used to calculate diluted earnings per common share	9,889,361	10,286,407

There were 374,073 and zero anti-dilutive shares excluded from the weighted average shares outstanding calculation during 2008 and 2007, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands the required disclosures about fair value measurement.  SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

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

Upon adoption of SFAS No. 157 on January 1, 2008, there was no cumulative effect adjustment to beginning accumulated deficit.  See Note 11 “Fair Value Measurements.”

On October 10, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, or FSP FAS No. 157-3.  FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No.157-3 is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of FSP FAS No. 157-3 effective December 31, 2008. The adoption of FSP FAS 157-3 was not material to the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), including an amendment of FASB Statement No. 115.  SFAS No.159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date.  Upon adoption of SFAS No. 159, fair value accounting may also be elected for existing financial assets and liabilities.  For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred.  The Company adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any assets or liabilities for the year ended December 31, 2008.

Stock-Based Compensation

On October 20, 2005, the Board approved the acceleration of vesting for all of the then outstanding options.  As a result of the vesting acceleration under APB No. 25, 1.5 million options became exercisable immediately. However, as a condition of the acceleration, to avoid any unintended personal benefits to the Company’s directors and executive officers and provide an incentive for continued contributions to the long-term operation of the Company, the Company also imposed restrictions on the sale of the shares underlying the accelerated options held by directors and executive officers. These restrictions prevent the sale of any stock obtained through the exercise of the accelerated options prior to the lapse of the specified restriction periods that are intended to be equivalent to the original vesting schedules. Approximately 1.3 million options of the 1.5 million options accelerated are subject to restrictions on resale of any stock obtained through the exercise of the options. Expenses recognized per the Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation were approximately $0 and $27,000 for the years ended December 31, 2008 and 2007, respectively. Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

No stock options were granted in 2008 or 2007.

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

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, or FSP EITF 99-20-1.  FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred.   The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  FSP EITF 99-20-1 applies prospectively for interim and annual reporting periods ending after December 15, 2008.  Management does not believe that FSP EITF 99-20-1 will have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)                                 Interest-Earning Deposits at Other Financial Institutions

The Company had interest-earning deposits at other financial institutions of $1.8 million and $103,000 at December 31, 2008 and 2007, respectively.

(3)                                 Investments

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at December 31, 2008 and 2007:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments – Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	41,349	1,417	(1)	42,765
Collateralized Mortgage Obligations	3,789	94	(81)	3,802
Total	$45,138	$1,511	$(82)	$46,567

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Mortgage-backed Securities	1,001	15	—	1,016
Collateralized Mortgage Obligations	3,115	3	(263)	2,855
Total	$4,266	$18	$(263)	$4,021

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments – Available for Sale
U.S. Gov’t and Federal Agency Securities	$3,501	$16	$—	$3,517
Mortgage-backed Securities	26,845	110	(89)	26,866
Collateralized Mortgage Obligations	6,053	80	—	6,133
Total	$36,399	$206	$(89)	$36,516

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$100	$—	$—	$100
Mortgage-backed Securities	1,211	—	(15)	1,196
Collateralized Mortgage Obligations	3,996	24	(4)	4,016
Total	$5,307	$24	$(19)	$5,312

The Company did not have investment securities categorized as “Trading” at December 31, 2008 or 2007.  Net unrealized gains on investment securities Available for Sale totaling $1.4 million were recorded, net of tax of $588,000 as accumulated other comprehensive income within stockholders’ equity at December 31, 2008.  Net unrealized gains on investment securities Available for Sale totaling $117,000 were recorded, net of tax of $48,000 as accumulated other comprehensive income within stockholders’ equity at December 31, 2007.

At December 31, 2008, the carrying amount of securities pledged to the FHLB of San Francisco, to secure a borrowing/credit facility, was $8.4 million.  The Company did not have any borrowings outstanding under this borrowing/credit facility at December 31, 2008.  The Company had $2.0 million in overnight borrowings outstanding at the rate of 3.75% with the FHLB of San Francisco under this borrowing/credit facility at December 31, 2007.

Additionally, at December 31, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $42.3 million.  Of the $42.3 million in pledged securities, $40.9 million was designated Available for Sale and $1.4 million was designated Held to Maturity.  At December 31, 2007, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure deposits received from them was $37.5 million.  Of the $37.5 million pledged securities, $35.8 million was designated Available for Sale and $1.7 million was designated Held to Maturity.  At December 31, 2008 and 2007, deposits from the State of California were $34.0 million and $32.0 million, respectively.

The fair value of AFS securities, the amortized cost for HTM securities, and the weighted average yield of investment securities by contractual maturity at December 31, 2008 are as follows:

(dollars in thousands)

Available for Sale	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government and Federal Agency Securities	$—	—	$—	—%	$—	—%	$—	—%	$—	—
Mortgage-backed Securities	—	—	1,881	4.37	12,816	4.70	28,068	5.12	42,765	4.96%
Collateralized Mortgage Obligations	—	—	—	—	—	—	3,802	5.60	3,802	5.60
Total	$—	—	$1,881	4.37%	$12,816	4.70%	$31,870	5.18%	$46,567	5.01%

Held to Maturity	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government and Federal Agency Securities	$150	1.83%	$—	—%	$—	—%	$—	—%	$150	1.83%
Mortgage-backed Securities	—	—	—	—	—	—	1,001	4.57	1,001	4.57
Collateralized Mortgage Obligations	—	—	—	—	374	4.16	2,741	5.22	3,115	5.09
Total	$150	1.83%	$—	—%	$374	4.16%	$3,742	5.05%	$4,266	4.86%

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	(1)	902	—	—
Collateralized Mortgage Obligations	(81)	570	—	—
Total	$(82)	$1,472	$—	$—

Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	—	—	—	—
Collateralized Mortgage Obligations	(263)	2,479	—	—
Total	$(263)	$2,479	$—	$—

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	—	—	89	12,380
Collateralized Mortgage Obligations	—	—	—	—
Total	$—	$—	$89	$12,380

Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	(15)	1,196	—	—
Collateralized Mortgage Obligations	(4)	473	—	—
Total	$(19)	$1,669	$—	$—

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

As of December 31, 2008, there were no securities which were in an unrealized loss position and which have been in a continuous loss position for 12 months or more.  For investments in an unrealized loss position at December 31, 2008, the Company has the intent and ability to hold these investments until the full recovery of their carrying value.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ investment grade status at December 31, 2008.  Therefore, none of the securities are considered other-than-temporarily impaired at December 31, 2008.

(4)                                 Loans, Non-performing Assets, and Allowance for Loan Losses

Loans

As of December 31, 2008 and 2007, gross loans outstanding totaled $200.0 million and $172.4 million, respectively, within the following loan categories:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$104,990	52.5%	$90,801	52.7%
Real estate – residential mortgage	1,983	1.0%	3,551	2.0%
Real estate – commercial mortgage	56,682	28.3%	47,210	27.4%
Real estate – land and construction	17,371	8.7%	13,446	7.8%
Home equity	11,804	5.9%	9,850	5.7%
Consumer and other (2)	7,153	3.6%	7,506	4.4%
Loans, gross	199,983	100.0%	172,364	100.0%
Less – net unearned fee income	(27)		(131)
Less – allowance for loan losses	(5,171)		(2,369)
Loans, net	$194,785		$169,864

(1)   Unsecured commercial loan balances were $23.9 million and $22.0 million at December 31, 2008 and 2007, respectively.

(2)   Unsecured consumer loan balances were $4.1 million and $5.9 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008, substantially all of the Company’s loan customers are located in Southern California.

Non-performing Assets

Nonaccrual loans totaled $5.7 million and zero at December 31, 2008 and 2007, respectively.  There were no accruing loans past 90 days or more at December 31, 2008 and 2007.  At December 31, 2008 and 2007, the recorded investment in impaired loans was $5.7 million and zero, respectively.  The Company established a specific allowance for loan losses on certain impaired loans in accordance with SFAS 114, “Accounting for Creditors for Impairment of a loan (SFAS 114).”  At December 31, 2008, the Company established a $1.3 million specific allowance for loan losses on $1.7 million of impaired loans.  The remaining $4.0 million of impaired loans did not have any specific allowance for loan losses.    The average outstanding balance of impaired loans for the years ended December 31, 2008 and 2007 was $703,000 and zero, respectively.  There was no interest income recognized on a cash basis at December 31, 2008 and 2007.

At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  In August 2008, the Company sold one of the foreclosed properties for $370,000, resulting in a gain of $27,000.  In December 2008, the Company wrote down $73,000 from the remaining foreclosed property.  As of December 31, 2008, the remaining foreclosed residential real estate property of $162,000 was recorded as other real estate owned and included in accrued interest and other assets on the accompanying Consolidated Balance Sheets.

The following table sets forth non-accrual loans and other real estate owned at December 31, 2008 and 2007:

	December 31,
(dollars in thousands)	2008	2007
Non-accrual loans:
Real estate-residential mortgage	$607	$—
Real estate-commercial mortgage	3,435	—
Consumer and other	1,650	—
Total non-accrual loans	5,692	—

Other real estate owned (OREO)	162	—

Total non-performing assets	$5,854	$—

Non-performing assets to total loans and OREO	2.92%	—%
Non-performing assets to total assets	2.26%	—%

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the years ended December 31, 2008 and 2007:

	December 31,
(dollars in thousands)	2008	2007
Beginning balance	$2,369	$1,668
Provision for loan losses	4,342	701
Charge-offs:
Commercial	(972)	—
Real estate-residential mortgage	(368)
Real estate-commercial mortgage	(189)	—
Consumer and other	(12)	—
Total charge-offs	(1,541)	—
Recoveries	1	—
Ending balance	$5,171	$2,369

For the year ended December 31, 2008, the majority of the charge-offs were concentrated in five loans.  The Company charged-off $972,000 of a business loan to a distributor of discretionary consumer goods, which ceased operations in the fourth quarter of 2008 due to economic weakness in consumer spending.  The Company also charged-off $189,000 of a commercial mortgage to its estimated current fair value that was provided to a Southern California auto dealer which ceased operations in the fourth quarter of 2008.  The Company has no other loans to automobile dealerships.  Furthermore, the Company charged-off $368,000 of three residential mortgage loans purchased in 2004 as part of an investment pool.  The residential real estate properties securing two of these residential mortgage loans were foreclosed upon and recorded as other real estate owned and included in accrued interest and other assets on the accompanying Consolidated Balance Sheets.  In August 2008, the Company sold one of the residential real estate properties for $370,000, resulting in a gain of $27,000.  As of December 31, 2008, there were two remaining residential mortgage purchased loans totaling $777,000, both of which are performing.  The Company has not purchased any other residential mortgages since 2004.  The Company is pursuing means of collection for all charged-off loans.

An allowance for losses on undisbursed commitments to extend credit of $203,000 and $166,000 at December 31, 2008 and 2007, respectively, is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $75.3 million and $67.5 million at December 31, 2008 and 2007, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments are reported in “Accrued interest and other liabilities” within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

(5)                                 Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Such loans are made in the ordinary course of business at rates and terms no more favorable than to those offered to other customers with similar credit standings not affiliated with the Company. Gross loan commitments for officers and directors of the Company at December 31, 2008 and 2007 were $23.1 million and $21.3 million, respectively. The outstanding balances for these loans were $11.3 million and $9.7 million at December 31, 2008 and 2007, respectively.

The Company initiated an involuntary bankruptcy filing (liquidation) regarding a related party loan.  During the normal course of the Company’s credit review, some potential avenues for recovery were identified but because no certain cash inflows could be identified the Company charged-off the entire balance of $972,000 in November 2008.

The following is a summary of related party loan activities for the years ended December 31, 2008 and 2007:

	December 31,
(dollars in thousands)	2008	2007
Beginning balance	$9,708	$11,258
Credits granted	2,938	861
Repayments	(387)	(2,411)
Charge-offs	(972)	—
Ending balance	$11,287	$9,708

Deposits by officers and directors of the Company at December 31, 2008 and 2007 totaled approximately $6.7 million and $7.2 million, respectively.

(6)                            Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2008 and 2007 are comprised of the following:

	December 31,
(dollars in thousands)	2008	2007
Leasehold improvements	$977	$503
Furniture & equipment	1,183	814
Software	330	202
Construction in progress	—	303
Total	2,490	1,849
Accumulated depreciation	(1,251)	(912)
Premises and equipment, net	$1,239	$937

Depreciation and amortization for the years ended December 31, 2008 and 2007 amounted to $339,000 and $231,000, respectively.

(7)                                 Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$40,287	26.1%	$32,708	20.3%
Interest bearing demand deposits	8,195	5.3%	4,909	3.0%
Savings and money market demand deposits	52,096	33.8%	52,250	32.4%
Certificates of deposit	53,709	34.8%	71,326	44.3%
Total	$154,287	100.0%	$161,193	100.0%

The aggregate amount of certificates of deposits of $100,000 or more at December 31, 2008 and 2007 was $51.8 million and $69.6 million respectively.  At December 31, 2008, the Company had five deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 22.0% of total deposits. The State of California Treasurer’s Office deposits are scheduled to mature as follows:  $10 million on January 8, 2009; $2 million on February 19, 2009; one for $6 million and one for $10 million on June 3, 2009; and $6 million on June 19, 2009.  The Company renewed the $10 million that matured on January 8, 2009 and the next maturity date is on April 9, 2009.  The Company intends to renew these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

At December 31, 2008, the maturity distribution of certificates of deposit of $100,000 or more, including State of California Treasurer’s Office deposits, was as follows: $48.3 million maturing in six months or less and $3.1 million maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of our certificates of deposit at December 31, 2008.

(dollars in thousands)	Six months and less	Greater than Six months through one year	Greater than one year
0.00% to 0.99%	$24,437	$—	$—
1.00% to 1.99%	5,115	31	—
2.00% to 2.99%	19,670	3,501	80
3.00% to 3.99%	479	—	396
Total	$49,701	$3,532	$476

(8)                            Other Borrowings

At December 31, 2008, the Company had a $7.4 million borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility at December 31, 2008.  The Company had $2.0 million in overnight borrowings outstanding under this borrowing/credit facility at the rate of 3.75% with the FHLB at December 31, 2007.

At December 31, 2008, the Company also had a $48.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB. The Company had $32.0 million in outstanding overnight borrowings at a rate of 0.05% with the FHLB as December 31, 2008.  The Company also had $5.0 million and $1.5 million in term borrowings outstanding under this borrowing/credit facility at rates of 3.21% and 2.97%, respectively, maturing in January 2010 and May 2010, respectively, as well as four term borrowings outstanding as $2.0 million each under this borrowing/credit facility at rates of 3.38%, 3.38%, 3.25%, and 1.72%, respectively, maturing in July 2010, August 2010, September 2010, and December 2010, respectively.  The Company did not have any outstanding borrowing under this borrowing/credit facility at December 31, 2007.

The Company also had $31.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2008 or 2007.

(9)                            Commitment and Contingencies

Commitments to Extend Credits

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $73.9 million and $63.1 million in commitments to extend credit to customers and $1.2 million and $4.2 million in standby/commercial letters of credit at December 31, 2008 and 2007, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $238,000 and $207,000 as of December 31, 2008 and 2007, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense was $480,000 and $435,000 for the years ended December 31, 2008 and 2007, respectively.

The projected minimum rental payments under the term of the lease at December 31, 2008 are as follows:

Years ending December 31,
2009	$583,000
2010	597,000
2011	603,000
2012	632,000
2013	639,000
Thereafter	705,000
$3,759,000

In October 2007, the Company entered into a ten-year lease for additional ground floor office space at its headquarters location effective December 1, 2007.  This location is the Company’s Private Banking Center and was opened in January 2008.

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2008 and 2007, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures.

Years ending December 31,
2009	$710,000
2010	370,000
2011	132,000
2012	47,000
2013	13,000
$1,272,000

(10)                          Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  During the year ended December 31, 2008, 359,400 shares were repurchased as treasury stock at a cost ranging from $3.89 to $5.74 per share.  As of December 31, 2008, the Company had $3.2 million remaining for the repurchase of common shares under the stock repurchase program.  The Company’s stock repurchase program expires in September 2010.

(11)                          Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008, Using
(dollars in thousands)	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale securities	$46,567	$—	$46,567	$—

AFS securities - Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008, Using
(dollars in thousands)	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,388	$—	$4,042	$346

Impaired loans – The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS 114, “Accounting for Creditors for Impairment of a Loan (SFAS 114).”  At December 31, 2008, the Company measured all five non-accrual loans for impairment under SFAS 114.  Under SFAS 114, the Company measured for impairment based on one of the three acceptable methods: collateral method, present value of discounted cash flows method, and marketable price of the impaired loan method.  Of the five non-accrual loans at December 31, 2008, the Company measured two of the secured loans using the collateral method based on third-party appraisals.  These two loans are classified in Level 2 of the fair value hierarchy.  The excess of the total carrying value of these two loans compared to the total collateral value was charged-off in 2008.  In addition, the Company measured the remaining three unsecured loans using the present value of discounted cash flows method.  These three loans are classified in Level 3 of the fair value hierarchy.  Loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157.

(12)                          Estimated Fair Value Information

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many cases, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

Investment securities

For investment securities, the estimated fair values are based on inputs other than quoted prices that are observable, either directly or indirectly. The Company obtains quoted prices through third party brokers.

FRB and FHLB stock

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

The estimated fair value for the certificates of deposit accounts are considered to be equivalent to the carrying amount due to the short-term maturity of these instruments.

Other borrowings

At December 31, 2008, other borrowings consisted of $32.0 million in outstanding overnight borrowings and $14.5 million in term borrowings with two year maturities with the FHLB.  The fair value of the overnight FHLB advance, as well as the term borrowings were considered to be equivalent to the carrying amount due to the short-term maturity.

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

Summary

The estimated fair value and carrying amounts of the financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$2,391	$2,391	$4,845	$4,845
Interest-earning deposits at other financial institutions	1,762	1,762	103	103
Investment securities	50,833	50,588	41,823	41,828
Federal Reserve Bank stock	1,797	1,797	1,688	1,688
Federal Home Loan Bank stock	2,205	2,205	982	982
Loans, net	194,785	194,835	169,864	170,021
Accrued interest receivable	811	811	954	954

Liabilities
Noninterest bearing deposits	$40,287	$40,287	$32,708	$32,708
Interest-bearing deposits	114,000	114,000	128,485	128,483
Other borrowings	46,500	46,500	2,000	2,000
Accrued interest payable	134	134	317	317

(13)                     Non-interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2008, and 2007:

(dollars in thousands)	2008	2007
Loan arrangement fees	$354	$219
Loan syndication fees	2	196
Service charges and other operating income	177	199
Gain on sale of other real estate owned	27	—
Gain on sale of AFS securities	21	—
Total non-interest income	$581	$614

Loan arrangement fees are related to a college loan funding program the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by  collateralized deposit accounts.

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

(14)                     Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2008, and 2007:

(dollars in thousands)	2008	2007
Loan expense	$283	$87
Board of directors fees/non-cash stock expenses	279	151
Regulatory assessments	183	177
Branch expense	117	71
Stationery and supplies	92	78
Insurance	81	67
Dues, memberships and subscriptions	76	68
Shareholder expense	335	65
Courier expense	73	57
OREO expense	73	—
Telephone	50	71
Customer parking	44	41
Provision for off-balance sheet commitments	37	39
Correspondent bank fees	35	19
Other expenses	203	349
Total other operating expenses	$1,961	$1,340

(15)                     Income Taxes

The income tax benefit consists of the following for the years ended December 31, 2008 and 2007.

	2008	2007
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(898)	322
State	(227)	103
Change in valuation allowance	—	(2,545)

Income tax benefit	$(1,125)	$(2,120)

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2008 and 2007 to the income (loss) before income tax benefit and the effective tax rate are as follows:

	2008		2007
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax (benefit) provision at statutory rate	$(898)	(34)%	$269	34%
Changes due to:
State franchise tax, net of federal income tax	(189)	(7)%	86	11%
Effect of meals & entertainment	15	1%	43	5%
State Enterprise Zone Tax Deduction	(40)	(2)%	—	—
Valuation allowance	—	—	(2,545)	(322)%
Other, net	(13)	(1)%	27	4%
Total income tax benefit	$(1,125)	(43)%	$(2,120)	(268)%

The major components of the net deferred tax assets at December 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007
Deferred tax assets:
Net operating losses	$818	$880
Pre-opening expenses	22	153
Equity compensation	524	307
Provision for loan losses	1,987	896
Other	204	171
Total deferred tax assets	3,555	2,407

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	57	34
Net unrealized gains on investment securities	589	48
Total deferred tax liabilities	646	82
Net deferred tax assets	$2,909	$2,325

At December 31, 2008, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax assets in future periods based upon the 2006, 2007 and 2008 historical taxable earnings, the extended duration of the carryforward period, and the ability of the Company to generate sustainable net interest margin growth due to its large capital base. Therefore, no valuation allowance has been provided. No uncertain tax positions were identified as of December 31, 2008 in accordance with FIN 48.  The Company had no tax reserve for uncertain tax positions at December 31, 2008 and December 31, 2007.  The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months.  In accordance with FIN 48, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  At December 31, 2008, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

During 2008, the Company utilized $386,000 of net operating loss carryforwards.  As of December 31, 2008, the Company had net operating loss carryforwards of approximately $1.7 million.  For federal tax purposes, the carryforwards expire beginning in 2024, and for California tax purposes, the carryforwards expire beginning in 2014.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2004.

(16)                          Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salary on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participant. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of its employees for the years ended December 31, 2008 and 2007 were $147,000 and $96,000, respectively.

(17)                          Stock Based Compensation

The Company has granted several restricted stock awards to directors and employees under the Equity Incentive Plan.  On January 25, 2007, the Company granted 40,000 restricted stock awards to certain employees with various cliff vesting periods: 5,000 awards vesting on the grant date, 5,000 awards with a cliff vesting period of eight months, 10,000 awards with a cliff vesting period of twenty-one months, 10,000 awards with a cliff vesting period of thirty-two months, and 10,000 awards with a cliff vesting period of three years. Also, in January 2007, the Company granted 5,347 restricted stock awards to consultants, which immediately vested.  On May 1, 2007, the Company granted 127,500 restricted stock awards to certain employees with cliff vesting period of three years.  On June 1, 2007, the Company granted 50,000 restricted stock awards to one employee with graded vesting over four years.  On November 1, 2007, the Company granted 24,000 restricted stock awards to the directors with a cliff vesting period of three years and 1,500 restricted stock awards to one employee with a cliff vesting period of three years.

On May 15, 2008, the Company granted 7,500 restricted stock awards to certain directors with various vesting periods as follows:  2,986 awards vesting on grant date, 486 awards that vest equally every month over a remaining period of 7 months and 4,028 awards that vest equally every month over a remaining period of 29 months.  On May 15, 2008, the Company also granted 109,834 restricted stock awards to employees with various vesting periods as follows:  50% or 54,916 awards that vest in three years, 25% or 27,459 awards that vest in four years, and 25% or 27,459 awards that vest in five years.  On November 15, 2008, the Company granted 4,000 restricted stock awards to two employees with graded vesting over five years and 29,500 restricted stock awards to directors that vest equally every month over 3 years.

The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the Consolidated Statement of Operations related to the restricted stock awards, net of forfeitures, was $838,000 in 2008 and $766,000 in 2007.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Years ended December 31,
	2008		2007
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	301,750	$7.59	83,000	$8.49
Granted	150,834	5.76	248,347	7.37
Vested	(59,136)	7.20	(15,347)	8.47
Forfeited	(27,170)	7.54	(14,250)	8.00
Ending balance	366,278	$6.90	301,750	$7.59

The intrinsic value of restricted stock vested during the years ended December 31, 2008 and 2007 was $0 and $0, respectively.

The following table represents the status of all optioned shares and exercise price for the 2004 Founder Stock Option Plan for the years ended December 31, 2008 and 2007:

	2008		2007
2004 Founder Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning balance	133,700	$5.00	135,700	$5.00
Granted	—	—	—	—
Exercised	—	—	(2,000)	5.00
Cancelled	—	—	—	—
Ending balance	133,700	$5.00	133,700	$5.00

The remaining contractual life of the 2004 Founder Stock Options outstanding was 5.15 and 6.16 years at December 31, 2008 and 2007, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at December 31, 2008 and 2007.

The following table represents the status of all optioned shares and exercise price for the Director and Employee Stock Option Plan for the years ended December 31, 2008 and 2007:

	2008		2007
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning balance	1,155,673	$5.96	1,904,554	$6.08
Granted	—	—	—	—
Exercised	(30,000)	5.00	(112,815)	5.05
Cancelled	(20,000)	5.00	(636,066)	6.47
Ending balance	1,105,673	$6.01	1,155,673	$5.96

The remaining contractual life of the Director and Employee Stock Options outstanding was 5.58 and 6.47 years at December 31, 2008 and 2007, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2008 and 2007.

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2008 was $0.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $4.15 on December 31, 2008, and the exercise prices multiplied by the number of options outstanding.  The total intrinsic value of options exercised was approximately $12,000 and $238,000 for the years ended December 31, 2008 and 2007, respectively.

The following table details the amount of shares authorized and available under all stock plans as of December 31, 2008:

Share Reserve	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2,784,000	323,407	1,605,651	854,942

(18)                          Regulatory Matters

Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2008, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2008 and 2007 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total Risk-Based Capital Ratio	$57,413	24.22%	$53,563	22.61%	$18,961	8.00%	$23,685	10.00%
Tier 1 Risk-Based Capital Ratio	$54,421	22.96%	$50,572	21.35%	$9,480	4.00%	$14,211	6.00%
Tier 1 Leverage Ratio	$54,421	21.27%	$50,572	19.73%	$10,233	4.00%	$12,819	5.00%

December 31, 2007:
Total Risk-Based Capital Ratio	$59,877	30.07%	$59,877	30.07%	$15,931	8.00%	$19,914	10.00%
Tier 1 Risk-Based Capital Ratio	$57,387	28.82%	$57,387	28.82%	$7,966	4.00%	$11,949	6.00%
Tier 1 Leverage Ratio	$57,387	24.32%	$57,387	24.32%	$9,440	4.00%	$11,800	5.00%

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

(19)                          Parent Company Only Condensed Financial Information

Bancshares commenced operations in December 2007.  As a result, comparative financial information is presented below at December 31, 2008 and 2007 and the year and period then ended, respectively.

Condensed Balance Sheets

(dollars in thousands)	December 31, 2008	December 31, 2007
Assets
Cash and due from banks	$3,900	$—
Deferred income tax	203	—
Investment in subsidiary bank	52,997	58,612

Total Assets	$57,100	$58,612

Liabilities and Stockholders’ Equity
Other liabilities	$52	$—

Common stock	100	99
Additional paid-in capital	63,009	62,021
Accumulated deficit	(5,094)	(3,577)
Accumulated other comprehensive income	841	69
Treasury Stock at cost	(1,808)	—
Total Stockholders’ Equity	57,048	58,612

Total Liabilities and Stockholders’ Equity	$57,100	$58,612

Condensed Statements of Operations

	For the	For the
	Year ended	Period ended
(dollars in thousands)	December 31, 2008	December 31, 2007
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Dividends received from subsidiary bank	—	—
Compensation and benefits	(52)	—
Professional fees	(96)	—
Other operating expenses	(345)	—
Loss before tax benefit	(493)	—
Income tax benefit	203	—
Loss before equity in undistributed (loss) income of subsidiary bank	(290)	—
Equity in undistributed (loss) income of subsidiary bank	(1,227)	2,912
Net (loss) income	$(1,517)	$2,912

Condensed Statements of Cash Flows

(dollars in thousands)	For the Year Ended December 31, 2008	For the Period Ended December 31, 2007
Cash flows from operating activities:
Net (loss) income	$(1,517)	$2,912
Adjustments to reconcile net (loss) income to net cash used in operations:
Equity in undistributed net loss (income) of subsidiary bank	1,227	(2,912)
Increase in other assets	(203)	—
Increase in other liabilities	51	—
Net cash used in operating activities	(442)	—

Cash flows from investing activities:
Reduction in capital of subsidiary bank	6,000	—
Net cash provided by investing activities	6,000	—

Cash flows from financing activities:
Net proceeds from the issuance of common stock	150	—
Purchase of treasury stock	(1,808)	—
Net cash used in financing activities	(1,658)	—
Net change in cash and cash equivalents	3,900	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	$3,900	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  We also have audited 1st Century Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  1st Century Bancshares, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, 1st Century Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ Perry-Smith LLP

Sacramento, California
March 10, 2009