Form 10-Q
period 2009-03-31
1st Century Bancshares, Inc.
filed 2009-05-14
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

9,475,856 shares of Common Stock of the registrant were outstanding at April 30, 2009.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2009

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets — March 31, 2009 and December 31, 2008	4

	Unaudited Condensed Consolidated Statements of Income — Three months ended March 31, 2009 and 2008	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income — Three months ended March 31, 2009 and 2008	6

	Unaudited Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2009 and 2008	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Forward-looking statements are based upon management’s current expectations and assumptions and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc., the Company, may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a continued decline in economic conditions, increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations, and management’s ability to manage the Company’s growth.  This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, as well as, certain Current Reports on Forms 8-K, and other U.S. Securities and Exchange Commission filings discuss the risk factors known to us as of the date hereof that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,380	$2,391
Federal funds sold	—	—
Total cash and cash equivalents	5,380	2,391
Interest-earning deposits at other financial institutions	33	1,762
Investments — Available for Sale, at estimated fair value	44,368	46,567
Investments — Held to Maturity, at amortized cost	4,035	4,266
Loans, net of allowance for loan losses of $4,294 and $5,171 as of March 31, 2009 and December 31, 2008, respectively	196,421	194,785
Premises and equipment, net	1,192	1,239
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,077	4,002
Accrued interest and other assets	4,224	4,342
Total Assets	$259,730	$259,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$48,635	$40,287
Interest-bearing deposits:
Interest-bearing checking (“NOW”)	9,855	8,195
Savings and money market	48,470	52,096
Certificates of deposit less than $100	3,804	1,862
Certificates of deposit of $100 or greater	52,418	51,847
Total deposits	163,182	154,287
Other borrowings	40,100	46,500
Accrued interest and other liabilities	989	1,519
Total Liabilities	204,271	202,306

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,346,206 and 10,369,298 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	103	103
Additional paid-in capital	63,153	63,006
Accumulated deficit	(4,964)	(5,094)
Accumulated other comprehensive income	1,005	841
Treasury stock at cost — 870,100 and 359,400 shares at March 31, 2009 and December 31, 2008, respectively	(3,838)	(1,808)

Total Stockholders’ Equity	55,459	57,048
Total Liabilities and Stockholders’ Equity	$259,730	$259,354

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Interest income on:
Loans	$2,463	$2,984
Investments	602	506
Other	26	141
Total interest income	3,091	3,631

Interest expense on:
Deposits	207	865
Borrowings	127	40
Total interest expense	334	905
Net interest income	2,757	2,726

Provision for loan losses	273	165
Net interest income after provision for loan losses	2,484	2,561

Non-interest income	217	116

Non-interest expenses:
Compensation and benefits	1,344	1,535
Occupancy	253	213
Professional fees	193	137
Marketing	51	45
Technology	127	79
Other operating expenses	519	318
Total non-interest expenses	2,487	2,327
Income before income taxes	214	350
Income tax provision	84	144
Net income	$130	$206

Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2007	10,215,634	$102	$62,018	$(3,577)	$69	—	$—	$58,612
Forfeiture of restricted stock	(156)	—	(1)	—	—	—	—	(1)
Compensation expense associated with restricted stock awards	—	—	228	—	—	—	—	228
Comprehensive income:
Net income	—	—	—	206	—	—	—	206
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	272	—	—	272
Total comprehensive income	—	—	—	206	272	—	—	478
Balance at March 31, 2008	10,215,478	$102	$62,245	$(3,371)	$341	—	$—	$59,317
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Forfeiture of restricted stock	(13,622)	—	(5)	—	—	—	—	(5)
Compensation expense associated with restricted stock awards, net of estimated forfeiture	—	—	202	—	—	—	—	202
Shares surrendered and retired to pay taxes on vesting of restricted stock	(9,470)	—	(50)	—	—	—	—	(50)
Repurchased stock, net	—	—	—	—	—	(510,700)	(2,030)	(2,030)
Comprehensive income:
Net income	—	—	—	130	—	—	—	130
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	164	—	—	164
Total comprehensive income	—	—	—	130	164	—	—	294
Balance at March 31, 2009	10,346,206	$103	$63,153	$(4,964)	$1,005	(870,100)	$(3,838)	$55,459

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$130	$206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	111	75
Deferred taxes (benefit)	84	(17)
Provision for loan losses	273	165
Amortization of deferred loan fees, net of costs	(76)	(21)
Non-cash stock compensation	197	227
Net accretion of discounts from AFS investment securities	(17)	(4)
Net accretion of discounts from HTM investment securities	(2)	(3)
Stock dividend from FHLB stock	—	(13)
Increase in accrued interest and other assets	(80)	(9)
Decrease in accrued interest and other liabilities	(530)	(648)
Net cash provided by (used in) operating activities	90	(42)
Cash flows from investing activities:
Net decrease (increase) in interest-earning deposits at other financial institutions	1,729	(250)
Activity in AFS investment securities:
Purchases	—	(5,936)
Maturities and principal reductions	2,495	1,702
Activity in HTM investment securities:
Purchases	(149)	—
Maturities and principal reductions	382	387
Loans funded, net of principal collections	(1,834)	(5,426)
Purchase of premises and equipment	(64)	(420)
Purchase of FRB stock and FHLB stock	(75)	(110)
Net cash provided by (used in) investing activities	2,484	(10,053)
Cash flows from financing activities:
Net increase in deposits	8,895	31,743
Proceeds from FHLB borrowings	25,600	5,000
Repayment of FHLB borrowings	(32,000)	(2,000)
Taxes paid on vesting of restricted stock	(50)	—
Purchase of treasury stock	(2,030)	—
Net cash provided by financing activities	415	34,743
Increase in cash and cash equivalents	2,989	24,648
Cash and cash equivalents, beginning of period	2,391	4,845
Cash and cash equivalents, end of period	$5,380	$29,493

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                               Summary of Significant Accounting Policies

Nature of Operation

In December 2007, 1st Century Bancshares, Inc. (“Bancshares”) was incorporated in the state of Delaware and commenced operations as a bank holding company by acquiring all of the outstanding shares of 1st Century Bank, National Association (the “Bank”) in a one bank holding company reorganization. The reorganization and combination of Bancshares with the Bank was effected in a manner similar to a pooling of interests through the combination of equity interests under common control and, as such, the Unaudited Condensed Consolidated financial statements reflect the common stock of Bancshares as if such shares had been outstanding for all periods presented. This corporate structure gives Bancshares and the Bank greater flexibility in terms of operations, expansion, and diversification.  Bancshares is subject to both the regulations of and periodic examinations by the Board of Governors of the Federal Reserve System, which is Bancshares’s federal regulatory agency.

The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association (“N.A.”) regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions, and small and medium-sized businesses and individuals principally in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the Company’s business client base. The Bank is subject to both the regulations of and periodic examinations by the OCC, which is the Bank’s federal regulatory agency. Bancshares and the Bank are collectively referred to herein as “the Company.”

Basis of Presentation

The accompanying Unaudited Condensed Consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America, GAAP. However, these interim Unaudited Condensed Consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, and changes in stockholders’ equity and cash flows, for the interim periods presented. These Unaudited Condensed Consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission, the SEC, under the Securities and Exchange Act of 1934, the Exchange Act.  The Unaudited Condensed Consolidated financial statements include the accounts of Bancshares and the Bank.  All inter-company accounts and transactions have been eliminated.

Certain items in the 2008 Unaudited Condensed Consolidated financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2009.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying Unaudited Condensed Consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant assumptions and estimates used by management in preparation of the Unaudited Condensed Consolidated financial statements include the allowance for loan losses and the valuation of deferred tax assets.  It is at least reasonably possible that certain assumptions and estimates prove to be incorrect and cause actual results to differ materially and adversely from the amounts reported in the Unaudited Condensed Consolidated financial statements included herewith.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. In general, federal funds are sold for one day and returned the next business day.

Interest-earning Deposits at Other Financial Institutions

Interest-earning deposits at other financial institutions mature within one year and are carried at cost.

Investment Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No.115”), Accounting for Certain Investments in Debt and Equity Securities, securities are classified in three categories. Debt securities that management has a positive intent and ability to hold to maturity are classified as “Held to Maturity” or “HTM” and are recorded at amortized cost. Debt and equity securities bought and held principally for the purpose of selling in the near term are classified as “Trading” securities and are measured at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as “Held to Maturity” or “Trading” with readily determinable fair values are classified as “Available for Sale” or “AFS” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company uses estimates from third parties in arriving at its fair values determinations.

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

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

The Bank is a member of the Federal Reserve System (the “Fed” or “FRB”).  FRB stock is carried at cost and is considered a nonmarketable equity security.  Cash dividends from the FRB are reported as income on an accrual basis.

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLB of San Francisco”).  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB of San Francisco stock is carried at cost and is considered a nonmarketable equity security.  Both cash and stock dividends are reported as income on a cash basis.  On January 8, 2009, the FHLB of San Francisco announced that it was suspending dividends and repurchases of shares in excess of what is required for members’ current loans because of losses on so- called private-label, or non-agency, mortgage bonds, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

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

The Company also evaluates loans for impairment, when principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Company analyzes loans for impairment on a loan by loan basis, using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that experience insignificant payment delays or payment shortfalls are generally not considered in the impairment evaluation.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from historical peer group loan loss data and the loss experience of other financial institutions because the Company began operations in March 2004 and lacks historical data from the performance of loans in its loan portfolio.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2009 is adequate to absorb known and inherent risks in the loan portfolio.

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

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in the rates and laws.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized at March 31, 2009.

At March 31, 2009 and December 31, 2008, the Company did not have any tax benefit disallowed under the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the equity section of the Unaudited Condensed Consolidated Balance Sheets and along with net income (loss), are components of comprehensive income (loss).

Accumulated other comprehensive income consists of net unrealized gains on Available for Sale securities of $1.0 million and $841,000 at March 31, 2009 and December 31, 2008, respectively.

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

	Three Months Ended March 31,
(dollars in thousands)	2009	2008

Net income	$130	$206
Average number of common shares outstanding	9,384,280	10,215,634
Effect of dilutive options	—	178,813
Effect of dilution of restricted stock	259,036	204,211
Average number of common shares outstanding used to calculate diluted earnings per common share	9,643,316	10,598,658

There were 1,239,373 and 374,073 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the three months ended March 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS No. 157, defines fair value, establishes a framework for measuring fair value under GAAP, and expands the required disclosures about fair value measurement.  SFAS No. 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

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

Upon adoption of SFAS No. 157 on January 1, 2008, there was no cumulative effect adjustment to beginning accumulated deficit.  See Note 10 “Fair Value Measurements.”

Stock-Based Compensation

On October 20, 2005, the Board approved the acceleration of vesting for all of the then outstanding options.  As a result of the vesting acceleration under Accounting Principles Board (“APB”) No. 25, 1.5 million options became exercisable immediately. However, as a condition of the acceleration, to avoid any unintended personal benefits to the Company’s directors and executive officers and provide an incentive for continued contributions to the long-term operation of the Company, the Company also imposed restrictions on the sale of the shares underlying the accelerated options held by directors and executive officers. These restrictions prevent the sale of any stock obtained through the exercise of the accelerated options prior to the lapse of the specified restriction periods that are intended to be equivalent to the original vesting schedules. Approximately 1.3 million options of the 1.5 million options accelerated are subject to restrictions on resale of any stock obtained through the exercise of the options.  No expense was recognized per the Financial Accounting Standards Board (the “FASB”) Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation for the three months ended March 31, 2009 and 2008.  Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

No stock options were granted during the three months ended March 31, 2009 and 2008, respectively.

The Company granted several restricted stock awards to directors, employees, and a vendor under the 1st Century Bancshares 2005 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following Staff Positions:

FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on the Company’s financial statements.

FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2.  FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on the Company’s financial statements.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4.   FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 also amended SFAS No. 157 to expand certain disclosure requirements.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Management is currently evaluating the impact of FSP FAS 157-4 on the Company’s financial statements.

(2)                               Interest-Earning Deposits at Other Financial Institutions

The Company had interest-earning deposits at other financial institutions of $33,000 and $1.8 million at March 31, 2009 and December 31, 2008, respectively.

(3)                               Investments

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at March 31, 2009 and December 31, 2008:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	39,069	1,666	—	40,735
Collateralized Mortgage Obligations	3,591	142	(100)	3,633
Total	$42,660	$1,808	$(100)	$44,368

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Mortgage-backed Securities	951	26	—	977
Collateralized Mortgage Obligations	2,934	5	(302)	2,637
Total	$4,035	$31	$(302)	$3,764

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	41,349	1,417	(1)	42,765
Collateralized Mortgage Obligations	3,789	94	(81)	3,802
Total	$45,138	$1,511	$(82)	$46,567

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Mortgage-backed Securities	1,001	15	—	1,016
Collateralized Mortgage Obligations	3,115	3	(263)	2,855
Total	$4,266	$18	$(263)	$4,021

The Company did not have any investment securities categorized as “Trading” at March 31, 2009 or December 31, 2008.  Net unrealized gains on investment securities Available for Sale totaling $1.0 million, net of tax of $703,000, were recorded as accumulated other comprehensive income within stockholders’ equity at March 31, 2009.  Net unrealized gains on investment securities Available for Sale totaling $841,000, net of tax of $588,000, were recorded as accumulated other comprehensive income within stockholders’ equity at December 31, 2008.

At March 31, 2009, the carrying amount of securities pledged to the FHLB of San Francisco, to secure a borrowing/credit facility, was $8.0 million.  The Company did not have any borrowings outstanding under this borrowing/credit facility at March 31, 2009 or December 31, 2008.

Additionally, at March 31, 2009, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $40.2 million.  Of the $40.2 million in pledged securities, $38.9 million was designated Available for Sale and $1.3 million was designated Held to Maturity.  At December 31, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure deposits received from them was $42.3 million.  Of the $42.3 million pledged securities, $40.9 million was designated Available for Sale and $1.4 million was designated Held to Maturity.  Deposits from the State of California were $34.0 million at March 31, 2009 and December 31, 2008.

(4)          Loans, Non-performing Assets, and Allowance for Loan Losses

Loans

As of March 31, 2009 and December 31, 2008, gross loans outstanding totaled $200.7 million and $200.0 million, respectively, within the following loan categories:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$102,996	51.2%	$104,990	52.5%
Real estate — residential mortgage	1,980	1.0%	1,983	1.0%
Real estate — commercial mortgage	57,765	28.7%	56,682	28.3%
Real estate — land and construction	16,321	8.1%	17,371	8.7%
Home equity	15,281	7.6%	11,804	5.9%
Consumer and other (2)	6,323	3.4%	7,153	3.6%
Loans, gross	200,666	100.0%	199,983	100.0%
Net deferred cost (unearned fee)	49		(27)
Less — allowance for loan losses	(4,294)		(5,171)
Loans, net	$196,421		$194,785

(1)          Unsecured commercial loan balances were $20.6 million and $23.9 million at March 31, 2009 and December 31, 2008, respectively.

(2)          Unsecured consumer loan balances were $2.3 million and $4.1 million at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, substantially all of the Company’s loan customers are located in Southern California.

Non-performing Assets

Non-accrual loans totaled $4.6 million and $5.7 million at March 31, 2009 and December 31, 2008, respectively.  There were no accruing loans past due 90 days or more at March 31, 2009 or December 31, 2008.  At March 31, 2009 and December 31, 2008, the recorded investment in impaired loans was $4.5 million and $5.7 million, respectively.  The Company may establish a specific allowance for loan losses on certain impaired loans in accordance with SFAS No. 114, “Accounting for Creditors for Impairment of a Loan (“SFAS No. 114”).”  At March 31, 2009, the Company did not have any specific allowance for loan losses on the $4.5 million of impaired loans.  The average outstanding balance of impaired loans for the three months ended March 31, 2009 and March 31, 2008 was $5.7 million and $0, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three months ended March 31, 2009 or March 31, 2008.

As of March 31, 2009 and December 31, 2008, $162,000 was recorded as other real estate owned and included in accrued interest and other assets on the accompanying Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth non-accrual loans and other real estate owned at March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009	December 31, 2008
Non-accrual loans:
Commercial	$100	$—
Real estate-residential mortgage	607	607
Real estate-commercial mortgage	3,435	3,435
Consumer and other	499	1,650
Total non-accrual loans	4,641	5,692

Other real estate owned (“OREO”)	162	162

Total non-performing assets	$4,803	$5,854

Non-performing assets to gross loans and OREO	2.39%	2.92%
Non-performing assets to total assets	1.85%	2.26%

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Beginning balance	$5,171	$2,369
Provision for loan losses	273	165
Charge-offs:
Real estate-residential mortgage	—	(149)
Consumer and other	(1,151)	—
Total charge-offs	(1,151)	(149)
Recoveries	1	—
Ending balance	$4,294	$2,385

For the three months ended March 31, 2009, charge-offs were concentrated in three loans to two borrowers.  The Company charged-off a $650,000 unsecured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 when the loan became 90 days past due.  The Company also charged-off a $250,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  Furthermore, the Company charged-off $251,000 of a $750,000 secured consumer loan to the same borrower which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  The remaining balance of $499,000 of this secured consumer loan remains on non-accrual status. The Company is pursuing means of collection for all charged-off loans.

For the three months ended March 31, 2008, the Company charged-off $149,000 of a purchased real estate mortgage loan.  At March 31, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.

An allowance for losses on undisbursed commitments to extend credit of $203,000 and $203,000 at March 31, 2009 and December 31, 2008, respectively, is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $62.8 million and $75.3 million at March 31, 2009 and December 31, 2008, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments are reported in accrued interest and other liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

(5)                            Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at March 31, 2009 and December 31, 2008 are comprised of the following:

(dollars in thousands)	March 31, 2009	December 31, 2008
Leasehold improvements	$906	$977
Furniture & equipment	1,243	1,183
Software	405	330
Total	2,554	2,490
Accumulated depreciation	(1,362)	(1,251)
Premises and equipment, net	$1,192	$1,239

Depreciation and amortization included in occupancy expense for the three months ended March 31, 2009 and 2008 amounted to $111,000 and $75,000, respectively.

(6)          Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing demand deposits	$48,635	29.8%	$40,287	26.1%
Interest-bearing checking	9,855	6.0%	8,195	5.3%
Savings and money market	48,470	29.7%	52,096	33.8%
Certificates of deposit	56,222	34.5%	53,709	34.8%
Total	$163,182	100.0%	$154,287	100.0%

The aggregate amount of certificates of deposit of $100,000 or more at March 31, 2009 and December 31, 2008 was $52.4 million and $51.8 million respectively.  At March 31, 2009, the Company had five deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 20.8% of total deposits. The State of California Treasurer’s Office deposits are scheduled to mature as follows:  $10 million on April 9, 2009; $2 million on May 21, 2009; one for $6 million and one for $10 million on June 3, 2009; and $6 million on June 19, 2009.  The Company renewed the $10 million that matured on April 9, 2009 and its next maturity date is on July 9, 2009.  The Company intends to renew these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

The Company began utilizing the Certificate of Deposit Accounts Registry Service (“CDARS”) deposit program in January 2009. CDARS is a deposit swapping service that enables banks to provide their customers with Federal Deposit Insurance Corporation (“FDIC”) insurance for deposits that exceed FDIC insurance limits. CDARS allows banks to exchange customer deposits with one another (in sub-$250,000 increments) so that their customers can obtain FDIC protection while the banks can utilize the full amount of the large deposits for funding loans and adding liquidity. At March 31, 2009, the Company had $5.9 million of the CDARS reciprocal deposits, which represented 3.6% of total deposits.  The Company did not have any CDARS deposits at December 31, 2008.

At March 31, 2009, the maturity distribution of certificates of deposit of $100,000 or more, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $47.5 million maturing in six months or less and $4.9 million maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2009.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$38,786	$—	$—
1.00% to 1.99%	8,875	1,637	—
2.00% to 2.99%	1,196	5,125	—
3.00% to 3.99%	207	396	—
Total	$49,064	$7,158	$—

(7)                            Other Borrowings

At March 31, 2009, the Company had a $6.7 million borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility at March 31, 2009 or December 31, 2008.

At March 31, 2009, the Company also had a $49.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB. The Company had $25.6 million in outstanding overnight borrowings at a rate of 0.21% with the FHLB at March 31, 2009.  The Company had $32.0 million in outstanding overnight borrowings under this borrowing/credit facility at a rate of 0.05% with the FHLB at December 31, 2008.

The following table summarizes the term borrowings outstanding under the borrowing/credit facility secured by a blanket lien of eligible loans at March 31, 2009 and December 31, 2008 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2009		December 31, 2008

January 19, 2010	3.21%		$5,000	$5,000
May 10, 2010	2.97%		1,500	1,500
July 12, 2010	3.38%		2,000	2,000
August 20, 2010	3.38%		2,000	2,000
September 8, 2010	3.25%		2,000	2,000
December 17, 2010	1.72%		2,000	2,000
		Total	$14,500	$14,500

On April 15, 2009, the Company obtained an additional $2.0 million in term borrowings with the FHLB at 1.59%, due April 15, 2011.  It brings the Company’s total term borrowings outstanding under the borrowing/credit facility secured by a blanket lien of eligible loans to $16.5 million.

At March 31, 2009, the Company also had $41.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2009 or December 31, 2008.

(8)                            Commitment and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying Unaudited Condensed Consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $60.7 million and $73.9 million in commitments to extend credit to customers and $1.9 million and $1.2 million in standby/commercial letters of credit at March 31, 2009 and December 31, 2008, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $24,000 and $50,000 as of March 31, 2009 and December 31, 2008, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $108,000 and $122,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in rental expense was primarily due to the final settlement of the lease abandonment for the loan production office in the South Bay area of Los Angeles County.

The projected minimum rental payments under the term of the leases at March 31, 2009 are as follows (dollars in thousands):

Years ending December 31,
2009 (April — December)	$440,000
2010	597,000
2011	603,000
2012	632,000
2013	639,000
Thereafter	705,000
$3,616,000

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2009 and December 31, 2008, the Company did not have any litigation that management believes will have a material impact on the Unaudited Condensed Consolidated Balance Sheets or Unaudited Condensed Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures (dollars in thousands).

Years ending December 31,
2009 (April — December)	$485,000
2010	366,000
2011	131,000
2012	48,000
2013	13,000
$1,043,000

(9)                                 Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  During the three months ended March 31, 2009, 510,700 shares were repurchased as treasury stock in the open market at a cost ranging from $3.69 to $4.14 per share.  As of March 31, 2009, the Company had $1.2 million remaining for the repurchase of common shares under the stock repurchase program.  The Company’s stock repurchase program expires in September 2010.

(10)         Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009, Using
(dollars in thousands)	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale securities	$44,368	$—	$44,368	$—

AFS securities - Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009, Using
(dollars in thousands)	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,541	$—	$4,541	$—

Impaired loans — The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS No. 114.  At March 31, 2009, the Company measured all non-accrual loans for impairment under SFAS No. 114.  Under SFAS No. 114, the Company measured for impairment based on one of the three acceptable methods: collateral method, present value of discounted cash flows method, and marketable price of the impaired loan method.  At March 31, 2009, three of the non-accrual loans were measured as impaired loans in accordance with SFAS No. 114.  The Company measured these three secured loans using the collateral method based on third-party appraisals.  These three loans are classified in Level 2 of the fair value hierarchy.  Loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS No. 157.

(11)                     Non-interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Loan arrangement fees	$134	$68
Service charges and other operating income	83	48
Total non-interest income	$217	$116

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

(12)         Stock-Based Compensation

The Company has granted several restricted stock grant awards to directors and employees under the Equity Incentive Plan.  On May 15, 2008, the Company granted 7,500 restricted stock awards to certain directors with various vesting periods as follows:  2,986 awards vesting on grant date, 486 awards that vest equally every month over a remaining period of 7 months and 4,028 awards that vest equally every month over a remaining period of 29 months.  On May 15, 2008, the Company also granted 109,834 restricted stock awards to employees with various vesting periods as follows:  50% or 54,916 awards that vest in three years, 25% or 27,459 awards that vest in four years, and 25% or 27,459 awards that vest in five years.  On November 15, 2008, the Company granted 4,000 restricted stock awards to two employees with graded vesting over five years and 29,500 restricted stock awards to directors that vest equally every month over 3 years.

The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the Unaudited Condensed Consolidated Statement of Income related to the restricted stock awards, net of estimated forfeitures, was $197,000 and $227,000 for the three months ended March 31, 2009 and 2008, respectively.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Three Months Ended March 31,
	2009		2008
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	366,278	$6.90	301,750	$7.59
Granted	—	—	—	—
Vested	(1,569)	5.30	—	—
Forfeited	(13,622)	6.67	(156)	7.50
Ending balance	351,087	$6.92	301,594	$7.59

The intrinsic value of restricted stock vested during the three months ended March 31, 2009 and 2008 was $0 and $0, respectively.

The following table represents the status of all optioned shares and exercise price for all options granted under the 2004 Founder Stock Option Plan for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
2004 Founder Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning balance	133,700	$5.00	133,700	$5.00
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Ending balance	133,700	$5.00	133,700	$5.00

The remaining contractual life of the 2004 Founder Stock Options outstanding was 4.91 and 5.91 years at March 31, 2009 and 2008, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at March 31, 2009 and 2008.

 The following table represents the status of all optioned shares and exercise price for all options granted under the Director and Employee Stock Option Plan for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning balance	1,105,673	$6.01	1,155,673	$5.96
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Ending balance	1,105,673	$6.01	1,155,673	$5.96

The remaining contractual life of the Director and Employee Stock Options outstanding was 5.35 and 6.24 years at March 31, 2009 and 2008, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2009 and 2008.

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2009 was $0.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $3.35 on March 31, 2009, and the exercise prices multiplied by the number of options outstanding.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2009:

2004 Founder Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,434,000	216,924	1,105,673	111,403

2005 Equity Incentive Plan Amended and Restated

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,200,000	90,582	351,087	758,331

(13)         Regulatory Matters

Capital

Bancshares and the Bank are subject to the various regulatory capital requirements administered by federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancshares and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material adverse effect on the financial statements of the Company.

Quantitative measures established by regulation to ensure capital adequacy require Bancshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the relevant regulations) to risk-weighted assets (as defined in the relevant regulations) and of Tier 1 capital (as defined in the relevant regulations) to average assets (as defined in the relevant regulations). Management believes that as of March 31, 2009 and December 31, 2008, Bancshares and the Bank met all capital adequacy requirements to which they are subject.

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

Bancshares’ and the Bank’s capital ratios as of March 31, 2009 and December 31, 2008 are presented in the table below:

	Bancshares		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Total Risk-Based Capital Ratio	$55,652	23.80%	$49,978	21.39%	$18,705	8.00%	$23,361	10.00%
Tier 1 Risk-Based Capital Ratio	$52,710	22.54%	$47,039	20.14%	$9,353	4.00%	$14,017	6.00%
Tier 1 Leverage Ratio	$52,710	20.49%	$47,039	18.25%	$10,290	4.00%	$12,887	5.00%

December 31, 2008:
Total Risk-Based Capital Ratio	$57,413	24.22%	$53,563	22.61%	$18,961	8.00%	$23,685	10.00%
Tier 1 Risk-Based Capital Ratio	$54,421	22.96%	$50,572	21.35%	$9,480	4.00%	$14,211	6.00%
Tier 1 Leverage Ratio	$54,421	21.27%	$50,572	19.73%	$10,233	4.00%	$12,819	5.00%

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the Unaudited Condensed Consolidated financial statements in Item 1 of this Form 10-Q for the three months ended March 31, 2009 and Note 1 to the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008.  The Company believes that the following estimates and assumptions require management’s subjective judgments and are important to the portrayal of its financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be critical to the Company.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that the current economic recession or adverse future economic conditions will not lead to delinquent loans, further increases in the provision for loan losses and/or additional charge-offs of loans. Management believes that the allowance as of March 31, 2009 is adequate to absorb known and inherent risks in the loan portfolio.

The Company has established a deferred tax asset, the majority of which is represented by future benefits realizable from the loan loss provision and the cumulative net operating loss. In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration. Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of our deferred tax asset will be realized. At March 31, 2009, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax assets in future periods based upon the 2006, 2007, and 2008 historical taxable earnings, the extended duration of the carryforward period, and the ability of the Company to generate sustainable net interest margin growth due to its large capital base. Therefore, no valuation allowance has been provided.

The Company granted several restricted stock awards to directors, employees, and a vendor under the Equity Incentive Plan. The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”), from the $700 billion authorized by EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 17, 2008, the Company announced that it would not participate in the Program.  In November 2008, after using a significant portion of the funds available under TARP to make preferred equity investments in certain financial institutions, the Secretary of the U.S. Treasury announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at that time was that such purchases were not the most effective way to use limited TARP funds. However, the U.S. Treasury will continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

FDIC Insurance

On December 15, 2008, the Company announced the Bank’s participation in the Transaction Account Guarantee Program (“TAGP”) component of the FDIC Temporary Liquidity Guarantee Program.

Under the TAGP, the FDIC will provide deposit insurance coverage for the full amount in all of the Bank’s customers’ non-interest-bearing deposit accounts through December 31, 2009.  This includes traditional non-interest-bearing checking accounts and certain types of attorney trust accounts, as well as negotiable order of withdrawal (“NOW”) accounts with interest rates of 0.50 percent or less.  The TAGP insurance coverage is in addition to the increased coverage provided by the EESA, which temporarily raises the basic FDIC deposit insurance coverage limits to $250,000 through December 31, 2009, from the normal coverage limit of $100,000.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund (“DIF”)  will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan to begin in the second quarter of 2009.  Effective April 1, 2009, the assessment rates changed from 12 to 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents, to 12 to 45 cents for every $100 of domestic deposits, with most banks paying between 12 and 16 cents.  Additionally, the FDIC issued an interim rule that may result in a 20 basis point emergency special assessment on June 30, 2009, which will be collected on September 30, 2009, with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.

Additionally, by participating in the FDIC’s Temporary Liquidity Guarantee Program, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of qualifying debt.  Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF.  The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008.  These assessments will continue until the FICO bonds mature in 2017.

Summary of the Results of Operations and Financial Condition

For the three months ended March 31, 2009, the Company recorded net income of $130,000 or $0.01 per diluted share. For the three months ended March 31, 2008, net income was $206,000 or $0.02 per diluted share.  The decrease in the Company’s net income was primarily the result of the increase in provision for loan losses of $108,000, or 65.5%, from $165,000 for the three months ended  March 31, 2008 to $273,000 for the three months ended March 31, 2009.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-performing Assets”, as well as “Allowance for Loan Losses” in this section for additional information.

Total assets at March 31, 2009 were $259.7 million representing an increase of $376,000 or 0.14% from $259.4 million reported at December 31, 2008. Gross loans at March 31, 2009 were $200.7 million, which represents an increase of $683,000 or 0.34% from $200.0 million at December 31, 2008. Total deposits increased approximately $8.9 million or 5.8% from $154.3 million at December 31, 2008 to $163.2 million at March 31, 2009.

Average interest-earning assets increased $19.1 million or 8.1% from $235.6 million for the three months ended March 31, 2008 to $254.7 million for the three months ended March 31, 2009.  The weighted average interest rate on interest-earning assets decreased to 4.92% for the three months ended March 31, 2009 from 6.20% for the three months ended March 31, 2008.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Annualized return on average assets	0.20%	0.34%

Annualized return on average stockholders’ equity	0.93%	1.40%

Average Equity to Average Assets	21.70%	24.46%

Net interest margin	4.39%	4.65%

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

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities; and (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans, securities, deposits and borrowings.

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at March 31, 2009, as compared to 5.25% at March 31, 2008.  The FRB reduced the targeted federal funds rate by 200 basis points from March 31, 2008 to March 31, 2009.  The decrease in the targeted federal funds rate prompted the national prime rate to decrease 200 basis points from March 31, 2008 to March 31, 2009.  The Company currently believes it is reasonably possible the targeted federal funds rate and the national prime rate will remain flat in the foreseeable future and increase in the long term; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail in Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.”

For the three months ended March 31, 2009, average interest-earning assets were $254.7 million, generating net interest income of $2.8 million. This compares favorably to the three months ended March 31, 2008, during which the Company had average interest-earning assets of $235.6 million, and net interest income of $2.7 million. The growth in earning assets was primarily in loans funded by an increase in borrowings.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) was 4.07% for the three months ended March 31, 2009 compared to 3.59% for the three months ended March 31, 2008.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.39% for the three months ended March 31, 2009 and 4.65% for the three months ended March 31, 2008.

The net interest margin decreased 26 basis points comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.  The decrease in net interest margin was primarily due to a decrease in yield on earning assets of 1.28%, partially offset by a decrease of 1.76% in rate paid for interest-bearing deposits and borrowings and an increase of $1.1 million of average demand deposits.  The decrease in yield on earning assets was primarily the result of a 1.80% decrease in loan yield which was principally the result of the prime rate decreasing 2.00% from March 31, 2008 to March 31, 2009.  Interest foregone on non-accrual loans totaled $113,000, resulting in an 0.18% reduction in the net interest margin for the three months ended March 31, 2009.  There were no non-accrual loans during the three months ended March 31, 2008.

The following table sets forth our average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009			2008
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$23	$—	0.28%	$12,696	$100	3.17%
Interest-earning deposits at other financial institutions	119	—	0.45%	153	2	4.97%
U.S. Gov’t Treasuries	148	1	1.01%	65	1	5.03%
U.S. Gov’t and federal agencies	—	—	—%	3,785	48	5.15%
Mortgage-backed Securities and CMO’s	49,571	601	4.92%	39,100	457	4.70%
Federal Reserve Bank stock	1,797	26	5.88%	1,713	25	5.95%
Federal Home Loan Bank stock	2,271	—	—%	983	14	5.47%
Loans (1) (2)	200,723	2,463	4.98%	177,060	2,984	6.78%
Earning assets	254,652	3,091	4.92%	235,555	3,631	6.20%
Other assets	4,352			6,071
Total assets	$259,004			$241,626
Liabilities & Equity
Interest-bearing checking (“NOW”)	$11,673	8	0.27%	$7,180	9	0.50%
Money market deposits	49,580	80	0.66%	60,000	302	2.03%
Savings	324	—	0.10%	391	—	0.27%
Certificates of deposit	54,803	119	0.88%	67,175	554	3.31%
Borrowings	42,759	127	1.20%	4,742	40	3.36%
Total interest-bearing deposits and borrowings	159,139	334	0.85%	139,488	905	2.61%
Demand deposits	42,376			41,295
Other liabilities	1,280			1,731
Total liabilities	202,795			182,514
Equity	56,209			59,112
Total liabilities & equity	$259,004			$241,626

Net interest income / spread		$2,757	4.07%		$2,726	3.59%

Net interest margin			4.39%			4.65%

(1)                                  Includes loan fee income of $73,000 and $23,000 for the three months ended March 31, 2009 and 2008, respectively.

(2)                                  Includes average non-accrual loans of $5.7 million and none for the three months ended March 31, 2009 and 2008, respectively.

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

	Three Months Ended March 31,
	2009 Compared to 2008
	Increase (Decrease)
	due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(99)	$(1)	$(100)
Interest-earning deposits at other financial institutions	3	(5)	(2)
U.S. Gov’t Treasuries	6	(6)	—
U.S. Gov’t and federal agencies	(48)	—	(48)
Mortgage-backed Securities and CMO’s	35	109	144
Federal Reserve Bank stock	2	(1)	1
Federal Home Loan Bank stock	—	(14)	(14)
Loans	3,096	(3,617)	(521)
Total increase (decrease) in interest income	2,995	(3,535)	(540)
Interest expense:
Interest-bearing checking (“NOW”)	26	(27)	(1)
Savings and money market deposits	457	(679)	(222)
Certificates of deposit	771	(1,206)	(435)
Borrowings	1,006	(919)	87
Total increase (decrease) in interest expense	2,260	(2,831)	(571)
Net increase (decrease) in net interest income	$735	$(704)	$31

	Three Months Ended March 31,
	2008 Compared to 2007
	Increase (Decrease)
	due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(223)	$(65)	$(288)
Interest-earning deposits at other financial institutions	(1)	—	(1)
U.S. Gov’t Treasuries	(1)	—	(1)
U.S. Gov’t and federal agencies	(9)	12	3
Mortgage-backed Securities and CMO’s	—	(19)	(19)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	1	11	12
Loans	953	(603)	350
Total increase (decrease) in interest income	720	(664)	56
Interest expense:
Interest-bearing checking (“NOW”)	6	(2)	4
Savings and money market deposits	149	(165)	(16)
Certificates of deposit	(154)	(291)	(445)
Borrowings	—	40	40
Total increase (decrease) in interest expense	1	(418)	(417)
Net increase (decrease) in net interest income	$719	$(246)	$473

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees and service charges and fees on deposit accounts, as well as other operating income which mainly consists of wire transfer fees.  Non-interest income was $217,000 for the three months ended March 31, 2009 compared to $116,000 for the three months ended March 31, 2008.

The increase in non-interest income of 87.1% or $101,000 was primarily due to an increase in loan arrangement fees from $68,000 for the three months ended March 31, 2008 to $134,000 for the three months ended March 31, 2009 and an increase in service charges and other operating income from $48,000 for the three months ended March 31, 2008 to $83,000 for the three months ended March 31, 2009.  Loan arrangement fees are related to the college loan funding programs the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.

Non-Interest Expense

Non-interest expense was $2.5 million for the three months ended March 31, 2009 compared to $2.3 million for the three months ended March 31, 2008, representing an increase of $160,000, or 6.9%.

Compensation and benefits decreased $191,000, or 12.4%, to $1.3 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008.  The decrease was primarily due to a decrease in incentive compensation accrual of $155,000 and a decrease of $53,000 in non-cash stock compensation expense for employees.  Occupancy expenses were $253,000 and $213,000 for the three months ended March 31, 2009 and 2008, respectively.  The increase of $40,000 primarily related to an increase of $15,000 in depreciation expense for furniture, fixtures and equipment and an increase of $22,000 in software amortization cost.  Professional fees increased $56,000 to $193,000 for the three months ended March 31, 2009 compared to $137,000 for the three months ended March 31, 2008. The increase was primarily due to increases in legal fees, internal audit, SOX and compliance related expenses, offset by lower external audit expenses.  Technology expense increased $48,000, related to an increase in data processing expense of $72,000, offset by $24,000 of lower online banking and website expense, system upgrade expense, and ATM expenses.   Other operating expense increased $201,000 to $519,000 for the three months ended March 31, 2009 compared to $318,000 for the three months ended March 31, 2008. Other operating expense increased primarily due to increases of $111,000 of student loan servicing costs related to a new student loan program started in the third quarter of 2008, $58,000 of Delaware franchise tax, and $31,000 of FDIC assessment fee.

Income Tax Provision

The income tax provision for the three months ended March 31, 2009 was $84,000 compared to $144,000 for the three months ended March 31, 2008, which resulted in an effective tax rate of 39.3% and 41.1%, respectively.

Financial Condition

Assets

Total assets increased 0.14% or $376,000, to $259.7 million at March 31, 2009 from $259.4 million at December 31, 2008.  The growth in assets was primarily due to a $3.0 million increase in cash and due from banks and a $1.6 million increase in net loans, offset by a $1.7 million decrease in interest-earning deposits and a $2.4 million decrease in investments.  Loans, net of allowance for loan losses and net deferred costs/unearned fees, increased 0.84% or $1.6 million to $196.4 million at March 31, 2009 compared to $194.8 million at December 31, 2008.  Loan growth was funded primarily by an increase in deposits.  Investments decreased $2.4 million to $48.4 million at March 31, 2009 compared to $50.8 million at December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) totaled $5.4 million at March 31, 2009 and $2.4 million at December 31, 2008. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

Investment Securities

The investment securities portfolio is the second largest component of the Company’s interest-earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (v) it can enhance the Company’s tax position by providing partially tax exempt income.

 The Company uses two portfolio classifications for its securities: “Held to Maturity”, and “Available for Sale”. The Held to Maturity portfolio can consist only of securities that the Company has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles.  SFAS No. 115 requires Available for Sale securities to be marked to market with an offset, net of taxes, to accumulated other comprehensive income, a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the market value of the Company’s Available for Sale securities.

The Company’s investment portfolio is currently composed primarily of: (i) U.S. Treasury and Agency issues for pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; and (iii) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

At March 31, 2009, securities totaled $48.4 million, decreasing 4.7% or $2.4 million compared to $50.8 million at December 31, 2008.

See Note 3 “Investments” in Part I – Financial Information, Item 1. “Financial Statements” for more information regarding investment securities at March 31, 2009 and December 31, 2008.

Loans

Loans, net of the allowance for loan losses and deferred cost/unearned fees increased 0.84% or $1.6 million from $194.8 million at December 31, 2008 to $196.4 million at March 31, 2009.  Loan growth was funded primarily by increases in non-interest- bearing demand deposits.  The increase in the loan portfolio was the result of direct marketing efforts in the Company’s target markets.

As of March 31, 2009, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

Non-performing Assets

Non-accrual loans totaled $4.6 million and $5.7 million at March 31, 2009 and December 31, 2008, respectively.  There were no accruing loans past due 90 days or more at March 31, 2009 or December 31, 2008.  The Company has been monitoring these non-accrual loans for the financial condition of the borrowers, the collateral values, and the delinquency experience.

At March 31, 2009, the non-accrual loans consisted of a $3.4 million of a commercial mortgage loan to a Southern California auto dealer which ceased operations in the fourth quarter of 2008 and a $607,000 purchased residential real estate mortgage loan.  These two credit relationships were previously reported as non-accrual loans at December 31, 2008.  During the three months ended March 31, 2009 the Company charged-off $251,000 of a $750,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008.  The remaining balance of $499,000 remains on non-accrual status at March 31, 2009.  Furthermore, the Company placed a $100,000 commercial loan on non-accrual status in the three months ended March 31, 2009.

At March 31, 2009 and December 31, 2008, the recorded investment in impaired loans was $4.5 million and $5.7 million, respectively.  At March 31, 2009, the Company did not have any specific allowance for loan losses on the $4.5 million of impaired loans.  The average outstanding balance of impaired loans for the three months ended March 31, 2009 and March 31, 2008 was $5.7 million and $0, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on a cash basis for these loans for the three months ended March 31, 2009 or March 31, 2008.

As of March 31, 2009 and December 31, 2008, $162,000 was recorded as other real estate owned and included in accrued interest and other assets on the accompanying Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth non-accrual loans and other real estate owned at March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009	December 31, 2008
Non-accrual loans:
Commercial	$100	$—
Real estate-residential mortgage	607	607
Real estate-commercial mortgage	3,435	3,435
Consumer and other	499	1,650
Total non-accrual loans	4,641	5,692

OREO	162	162

Total non-performing assets	$4,803	$5,854

Non-performing assets to gross loans and OREO	2.39%	2.92%
Non-performing assets to total assets	1.85%	2.26%

There were no non-performing assets in 2007, 2006, or 2005.

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) must be maintained at an adequate level to absorb estimated future credit losses inherent in our loan portfolio and to ensure accurate reporting of financial information. Management has analyzed all classified credits; pools of loans; economic factors; trends in the loan portfolio; and changes in policies, procedures, and underwriting criteria.

The Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses is established through a provision for loan losses charged to operations and reduced by net charge-offs. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in its loan portfolio. However, credit quality is affected by many factors beyond managements’ control, including local and national economies, and facts may exist which are not currently known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the OCC, as a major part of its examination process, periodically reviews the allowance for loan losses and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. However, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that adverse future economic conditions will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2009 and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Beginning balance	$5,171	$2,369
Provision for loan losses	273	165
Charge-offs:
Real estate-residential mortgage	—	(149)
Consumer and other	(1,151)	—
Total charge-offs	(1,151)	(149)
Recoveries	1	—
Ending balance	$4,294	$2,385

For the three months ended March 31, 2009, the charge-offs were concentrated in three loans to two borrowers.  The Company charged-off a $650,000 unsecured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 when the loan became 90 days past due.  The Company also charged-off a $250,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  Furthermore, the Company charged-off $251,000 of a $750,000 secured consumer loan to the same borrower which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  The remaining balance of $499,000 of this secured consumer loan remains on non-accrual status. The Company is pursuing means of collection for all charged-off loans.

For the three months ended March 31, 2008, the Company charged-off $149,000 of a purchased real estate mortgage loan.  At March 31, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.

The allowance for losses on unfunded commitments to extend credit was $203,000 and $203,000 at March 31, 2009 and December 31, 2008, respectively.   The commitments totaled $62.8 million and $75.3 million at March 31, 2009 and December 31, 2008, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At March 31, 2009, total deposits were $163.2 million compared to $154.3 million at December 31, 2008, representing a increase of 5.8% or $8.9 million. The majority of the increase in deposits resulted from an increase in non-interest-bearing demand deposits of $8.3 million due to the Company’s continued efforts in core deposit gathering, as well as expanding our client base through relationship banking.

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$48,635	29.8%	$40,287	26.1%
Interest-bearing checking	9,855	6.0	8,195	5.3%
Savings and money market	48,470	29.7	52,096	33.8%
Certificates of deposit	56,222	34.5	53,709	34.8%
Total	$163,182	100.0%	$154,287	100.0%

At March 31, 2009, the Company had five certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 20.8% of total deposits. The Company renewed one of these deposit accounts in the amount of $10 million in April 2009.  The Company intends to renew each of these deposit accounts at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

The Company began utilizing the CDARS deposit program in January 2009. CDARS is a deposit swapping service that enables banks to provide their customers with access to millions of dollars of FDIC insurance for deposits that exceed FDIC insurance limits. CDARS allows banks to exchange customer deposits with one another (in sub-$250,000 increments) so that their customers can obtain FDIC protection while the banks can utilize the full amount of the large deposits for funding loans and adding liquidity. At March 31, 2009, the Company had $5.9 million of the CDARS reciprocal deposits, which represented 3.6% of total deposits.  The Company did not have any CDARS deposits at December 31, 2008.

The aggregate amount of certificates of deposits of $100,000 or more at March 31, 2009 and December 31, 2008, including deposit accounts with the State of California Treasurer’s Office and CDARS, was $52.4 million and $51.8 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at March 31, 2009, including deposit accounts with the State of California Treasurer’s Office and CDARS, were as follows:

(dollars in thousands)
Due within 3 months or less	$44,824
Due after 3 months and within 6 months	2,709
Due after 6 months and within 12 months	4,885
Due after 12 months	—
Total	$52,418

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

The liquidity ratio (the sum of cash, federal funds sold and Available for Sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships, divided by total assets) was 6.3% at March 31, 2009 and 6.8% at December 31, 2008.  The decrease in the Company’s liquidity ratio at March 31, 2009 compared to December 31, 2008 was primarily due to a decrease in the Company’s investments, excluding amounts required to be pledged under borrowing and State of California deposit relationships, from $13.4 million to $11.0 million, partially offset by an increase in cash and cash equivalents from $2.4 million to $5.4 million.

At March 31, 2009, the Company had a $6.7 million borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility at March 31, 2009 or December 31, 2008.

At March 31, 2009, the Company also had a $49.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB. The Company had $25.6 million in outstanding overnight borrowings at a rate of 0.21% with the FHLB at March 31, 2009.  The Company had $32.0 million in outstanding overnight borrowings under this borrowing/credit facility at a rate of 0.05% with the FHLB at December 31, 2008.

The following table summarizes the term borrowings outstanding under this borrowing/credit facility at March 31, 2009 and December 31, 2008 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2009		December 31, 2008

January 19, 2010	3.21%		$5,000	$5,000
May 10, 2010	2.97%		1,500	1,500
July 12, 2010	3.38%		2,000	2,000
August 20, 2010	3.38%		2,000	2,000
September 8, 2010	3.25%		2,000	2,000
December 17, 2010	1.72%		2,000	2,000
		Total	$14,500	$14,500

On April 15, 2009, the Company obtained an additional $2.0 million in term borrowings with the FHLB at 1.59%, due April 15, 2011.  It brings the Company’s total term borrowings outstanding under the borrowing/credit facility secured by a blanket lien of eligible loans to $16.5 million.

At March 31, 2009, the Company also had $41.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2009 or December 31, 2008.

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

Capital Resources

As of March 31, 2009, the Company was not subject to any material commitments for capital.  For capital adequacy, see Part I - Financial Information, Item 1.  Financial Statements – Note 13 “Regulatory Matters.”

At March 31, 2009, the Company had total stockholders’ equity of $55.5 million, which included $103,000 in common stock, $63.2 million in additional paid-in capital, and $5.0 million in accumulated deficit and $1.0 million in accumulated other comprehensive income, less $3.8 million in treasury stock.

See discussion of the Company’s stock repurchase program in Part I - Financial Information, Item 1.  Financial Statements - Note 9 “Stock Repurchase Program.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(dollars in thousands)	March 31, 2009	December 31, 2008
Commitments to extend credit	$60,655	$73,929
Commitments to extend credit to directors and officers (unfunded amount)	$5,871	$11,809
Standby/commercial letters of credit	$1,879	$1,146
Guarantees on revolving credit card limits	$238	$238
Outstanding credit card balances	$24	$50

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s unfunded loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of March 31, 2009 and December 31, 2008, the allowance for unfunded commitments was $203,000 and $203,000, respectively, which represents 0.32% and 0.27% of the unfunded loan funds, respectively.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For further information on commitments and contingencies, see Part I - Financial Information, Item 1.  Financial Statements - Note 8 “Commitment and Contingencies.”

Item 3.                  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.                  Controls and Procedures

1) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us the Company the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow form timely decisions regarding required disclosure.

2) Changes in Internal Controls

No changes in the Company’s internal control over financial reporting were identified during the evaluation as of the three months ended March 31, 2009 referenced above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                  Legal Proceedings

At present, there are no material pending legal proceedings against the Company other than ordinary routine litigation incidental to the Company’s business.

Item 1A.               Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially and adversely affect the Company’s business, financial condition or results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended March 31, 2009.

(dollars in thousands, except share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program

January 1-31, 2009	38,200	$4.12	38,200	$3,035
February 1-28, 2009	305,000	4.11	305,000	1,783
March 1-31, 2009	167,500	3.70	167,500	1,162
Total	510,700	$3.97	510,700

(1)           In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008, which stock repurchase program was announced by press release and Current Report on Form 8-K on September 4, 2008. Under the Company’s stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in September 2008.  The Company’s stock repurchase program expires in September 2010.

Item 3.                  Defaults Upon Senior Securities

Not applicable.

Item 4.                  Submission of Matters to a Vote of Security Holders

None.

Item 5.                  Other Information

(a)           Additional Disclosures.  None.

(b)           Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the board of directors during the three months ended March 31, 2009.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.                  Exhibits

31.1                        Chief Executive Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

31.2                        Chief Operating Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

31.3                        Chief Financial Officer Certification required under Section 302 of the Sarbanes–Oxley Act of 2002.

32                                  Chief Executive Officer, Chief Operating Officer and Chief Financial Officer Certification required under Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 14th day of May, 2009.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer