Form 10-Q
period 2009-06-30
1st Century Bancshares, Inc.
filed 2009-08-12
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

9,385,243 shares of Common Stock of the registrant were outstanding at July 31, 2009.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

June 30, 2009

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Forward-looking statements are based upon management’s current expectations and assumptions and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc., the Company, may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a continued decline in economic conditions, increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations, and management’s ability to manage the Company’s growth.  This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K, as well as, certain Current Reports on Forms 8-K, and other U.S. Securities and Exchange Commission filings discuss the risk factors known to us as of the date hereof that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,160	$2,391
Federal funds sold	—	—
Total cash and cash equivalents	5,160	2,391
Interest-earning deposits at other financial institutions	14	1,762
Investments — Available for Sale (“AFS”), at estimated fair value	41,156	46,567
Investments — Held to Maturity (“HTM”), at amortized cost	—	4,266
Loans, net of allowance for loan losses of $4,733 and $5,171 as of June 30, 2009 and December 31, 2008, respectively	189,781	194,785
Premises and equipment, net	1,178	1,239
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,901	4,002
Accrued interest and other assets	4,117	4,342
Total Assets	$245,307	$259,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$54,241	$40,287
Interest-bearing deposits:
Interest-bearing checking (“NOW”)	10,601	8,195
Savings andmoney market	43,653	52,096
Certificates of deposit less than $100	4,744	1,862
Certificates of deposit of $100 or greater	58,853	51,847
Total deposits	172,092	154,287
Other borrowings	16,500	46,500
Accrued interest and other liabilities	1,361	1,519
Total Liabilities	189,953	202,306

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,376,908 and 10,369,298 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	104	103
Additional paid-in capital	63,183	63,006
Accumulated deficit	(4,846)	(5,094)
Accumulated comprehensive income	751	841
Treasury stock at cost — 870,100 and 359,400 shares at June 30, 2009 and December 31, 2008, respectively	(3,838)	(1,808)

Total Stockholders’ Equity	55,354	57,048
Total Liabilities and Stockholders’ Equity	$245,307	$259,354

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and fee income on:
Loans	$2,395	$2,925	$4,858	$5,910
Investments	554	536	1,156	1,042
Other	26	53	52	193
Total interest and fee income	2,975	3,514	6,066	7,145

Interest expense on:
Deposits	188	526	395	1,391
Borrowings	126	92	253	132
Total interest expense	314	618	648	1,523
Net interest income	2,661	2,896	5,418	5,622

Provision for loan losses	374	266	647	431
Net interest income after provision for loan losses	2,287	2,630	4,771	5,191

Non-interest income	258	56	475	171

Non-interest expenses:
Compensation and benefits	1,266	1,352	2,610	2,886
Occupancy	227	263	480	476
Professional fees	135	171	328	309
Technology	120	184	247	264
Marketing	67	101	118	145
FDIC assessments	139	25	199	54
Other operating expenses	421	468	880	756
Total non-interest expenses	2,375	2,564	4,862	4,890
Income before income taxes	170	122	384	472
Income tax provision	52	63	136	207
Net income	$118	$59	$248	$265

Basic earnings per share	$0.01	$0.01	$0.03	$0.03
Diluted earnings per share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2007	10,215,634	$102	$62,018	$(3,577)	$69	—	$—	$58,612
Restricted stock issued	7,500	—	—	—	—	—	—	—
Forfeiture of restricted stock	(22,268)	—	(51)	—	—	—	—	(51)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	444	—	—	—	—	444
Comprehensive income:
Net income	—	—	—	265	—	—	—	265
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	(283)	—	—	(283)
Total comprehensive loss	—	—	—	265	(283)	—	—	(18)
Balance at June 30, 2008	10,200,866	$102	$62,411	$(3,312)	$(214)	—	$—	$58,987
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Restricted stock issued	100,750	1	—	—	—	—	—	1
Forfeiture of restricted stock	(73,324)	—	(139)	—	—	—	—	(139)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	408	—	—	—	—	408
Shares surrendered and retired to pay taxes on vesting of restricted stock	(19,816)	—	(92)	—	—	—	—	(92)
Repurchased stock, net	—	—	—	—	—	(510,700)	(2,030)	(2,030)
Comprehensive income:
Net income	—	—	—	248	—	—	—	248
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	(90)	—	—	(90)
Total comprehensive income	—	—	—	248	(90)	—	—	158
Balance at June 30, 2009	10,376,908	$104	$63,183	$(4,846)	$751	(870,100)	$(3,838)	$55,354

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$248	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	162
Deferred taxes (benefit)	136	(150)
Provision for loan losses	647	431
Recoveries on previously charged-off loans	66	—
Amortization of deferred loan fees, net of costs	(76)	(68)
Non-cash stock compensation	269	393
Net gain on sales of AFS investment securities	(15)	(21)
Net accretion of discounts from AFS investment securities	(42)	(17)
Net accretion of discounts from HTM investment securities	—	(6)
Stock dividend from FHLB stock	—	(27)
Decrease in accrued interest and other assets	151	72
Decrease in accrued interest and other liabilities	(158)	(227)
Net cash provided by operating activities	1,413	807
Cash flows from investing activities:
Net decrease (increase) in interest-earning deposits at other financial institutions	1,748	(100)
Activity in AFS investment securities:
Purchases	(149)	(14,455)
Maturities and principal reductions	6,364	5,235
Proceeds from the sale of securities	3,367	3,521
Activity in HTM investment securities:
Purchases	—	(150)
Maturities and principal reductions	—	759
Loans funded, net of principal collections	4,368	(21,266)
Purchase of premises and equipment	(126)	(444)
Sale (purchase) of FRB stock and FHLB stock	101	(346)
Net cash provided by (used in) investing activities	15,673	(27,246)
Cash flows from financing activities:
Net increase in deposits	17,805	6,185
Proceeds from FHLB borrowings	2,000	24,000
Repayment of FHLB borrowings	(32,000)	(2,000)
Taxes paid on vesting of restricted stock	(92)	—
Purchase of treasury stock	(2,030)	—
Net cash (used in) provided by financing activities	(14,317)	28,185
Increase in cash and cash equivalents	2,769	1,746
Cash and cash equivalents, beginning of period	2,391	4,845
Cash and cash equivalents, end of period	$5,160	$6,591

Supplemental disclosure of non-cash investing activity:
Transfer of HTM securities to AFS securities	$3,707	$—

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                               Summary of Significant Accounting Policies

Nature of Operation

In December 2007, 1st Century Bancshares, Inc. (“Bancshares”) was incorporated in the state of Delaware and commenced operations as a bank holding company by acquiring all of the outstanding shares of 1st Century Bank, National Association (the “Bank”) in a one bank holding company reorganization. The reorganization and combination of Bancshares with the Bank was effected in a manner similar to a pooling of interests through the combination of equity interests under common control. This corporate structure gives Bancshares and the Bank greater flexibility in terms of operations, expansion, and diversification.  Bancshares is subject to both the regulations of and periodic examinations by the Board of Governors of the Federal Reserve System, which is Bancshares’s federal regulatory agency.

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America, GAAP. However, these interim Unaudited Condensed Consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, and changes in stockholders’ equity and comprehensive income and cash flows, for the interim periods presented. These Unaudited Condensed Consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission, the SEC, under the Securities and Exchange Act of 1934, the Exchange Act.  The Unaudited Condensed Consolidated financial statements include the accounts of Bancshares and the Bank.  All inter-company accounts and transactions have been eliminated.

Certain items in the 2008 Unaudited Condensed Consolidated financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2009.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying Unaudited Condensed Consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant assumptions and estimates used by management in preparation of the Unaudited Condensed Consolidated financial statements include the allowance for loan losses and the valuation of deferred tax assets.  It is at least reasonably possible that certain assumptions and estimates could prove to be incorrect and cause actual results to differ materially and adversely from the amounts reported in the Unaudited Condensed Consolidated financial statements included herewith.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. In general, federal funds are sold for one day and returned the next business day.

Interest-earning Deposits at Other Financial Institutions

Interest-earning deposits at other financial institutions mature within one year and are carried at cost.

Investment Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No.115”), Accounting for Certain Investments in Debt and Equity Securities, securities are classified in three categories. Debt securities that management has a positive intent and ability to hold to maturity are classified as “Held to Maturity” or “HTM” and are recorded at amortized cost. Debt and equity securities bought and held principally for the purpose of selling in the near term are classified as “Trading” securities and are measured at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as “Held to Maturity” or “Trading” with readily determinable fair values are classified as “Available for Sale” or “AFS” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company uses estimates from third parties in arriving at its fair value determinations.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2, declines in the fair value of investment securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

The Bank is a member of the Federal Reserve System (the “Fed” or “FRB”).  FRB stock is carried at cost and is considered a nonmarketable equity security.  Cash dividends from the FRB are reported as income on an accrual basis.

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLB of San Francisco” or “FHLB”).  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB of San Francisco stock is carried at cost and is considered a nonmarketable equity security.  Both cash and stock dividends are reported as income on a cash basis.  On January 8, 2009, the FHLB of San Francisco announced that it was suspending dividends and repurchases of shares in excess of what is required for members’ current loans because of losses on so-called private-label, or non-agency, mortgage bonds, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

Loans

Loans, net, are stated at the unpaid principal balances less the allowance for loan losses and unamortized deferred fees and costs. Loan origination fees, net of related direct costs, are deferred and accreted to interest income as an adjustment to yield over the respective maturities of the loans using the effective interest method.

Interest on loans is accrued as earned on a daily basis, except where reasonable doubt exists as to the collection of interest and principle, in which case the accrual of interest is discontinued and the loan is placed on non-accrual status.

Loans are placed on non-accrual at the time principal or interest is 90 days delinquent. A loan can also be charged-off at any time if the loan is determined to be uncollectible. Interest on non-accrual loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual status. In order for a loan to return to accrual status, all principal and interest amounts owed must be brought current and future payments must be reasonably assured, or the loan must be well secured and in the process of collection.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data and the loss experience of other financial institutions because the Company began operations in March 2004 and lacks historical data from the performance of loans in its loan portfolio.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. The Company may establish a specific allowance for loan losses on certain impaired loans in accordance with SFAS No. 114, “Accounting for Creditors for Impairment of a Loan (“SFAS No. 114”).”  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2009 is adequate to absorb known and inherent risks in the loan portfolio.

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

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in the rates and laws.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets at June 30, 2009 will be realized.

At June 30, 2009 and December 31, 2008, the Company did not have any tax benefit disallowed under the FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the equity section of the Unaudited Condensed Consolidated Balance Sheets and, along with net income (loss), are components of comprehensive income (loss).

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

	Three Months Ended June 30,
(dollars in thousands)	2009	2008

Net income	$118	$59
Average number of common shares outstanding	9,154,775	9,922,241
Effect of dilutive options	—	124,044
Effect of dilution of restricted stock	252,149	169,542
Average number of common shares outstanding used to calculate diluted earnings per common share	9,406,924	10,215,827

	Six Months Ended June 30,
(dollars in thousands)	2009	2008

Net income	$248	$265
Average number of common shares outstanding	9,268,893	9,918,063
Effect of dilutive options	—	152,410
Effect of dilution of restricted stock	253,416	163,464
Average number of common shares outstanding used to calculate diluted earnings per common share	9,522,309	10,233,937

There were 1,239,373 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the three and six months ended June 30, 2009.  There were 374,073 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the three and six months ended June 30, 2008.

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

Stock-Based Compensation

On October 20, 2005, the Board approved the acceleration of vesting for all of the then outstanding options.  As a result of the vesting acceleration under Accounting Principles Board (“APB”) No. 25, 1.5 million options became exercisable immediately. However, as a condition of the acceleration, to avoid any unintended personal benefits to the Company’s directors and executive officers and provide an incentive for continued contributions to the long-term operation of the Company, the Company also imposed restrictions on the sale of the shares underlying the accelerated options held by directors and executive officers. These restrictions prevent the sale of any stock obtained through the exercise of the accelerated options prior to the lapse of the specified restriction periods that are intended to be equivalent to the original vesting schedules. At June 30, 2009, 1.1 million options of the 1.5 million options accelerated remain outstanding, of which 5,000 options are subject to restrictions on resale of any stock obtained through the exercise of the options.  The restriction on the resale of any stock obtained through the exercise of the accelerated options expires on October 20, 2009.  No expense was recognized per the Financial Accounting Standards Board (the “FASB”) Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation for the three and six months ended June 30, 2009 and 2008.  Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

No stock options were granted during the three and six months ended June 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued the following Staff Positions:

FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operation, or cash flows.

FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2.  FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position, results of operation, or cash flows.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4.   FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 also amended SFAS No. 157 to expand certain disclosure requirements.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position, results of operation, or cash flows.

In May 2009, the FASB issued the following Statement:

FASB Statement No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operation, or cash flows.

In June 2009, the FASB issued the following Statements:

FASB Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  Management is currently evaluating the impact of SFAS No. 166 on the Company’s financial statements.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  Management is currently evaluating the impact of SFAS No. 167 on the Company’s financial statements.

FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

(2)                               Interest-Earning Deposits at Other Financial Institutions

The Company had interest-earning deposits at other financial institutions of $14,000 and $1.8 million at June 30, 2009 and December 31, 2008, respectively.

(3)                               Investments

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at June 30, 2009 and December 31, 2008:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Mortgage-backed Securities	37,023	1,476	—	38,499
Collateralized Mortgage Obligations	2,707	9	(209)	2,507
Total	$39,880	$1,485	$(209)	$41,156

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	41,349	1,417	(1)	42,765
Collateralized Mortgage Obligations	3,789	94	(81)	3,802
Total	$45,138	$1,511	$(82)	$46,567

	December 31, 2008
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Held to Maturity
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Mortgage-backed Securities	1,001	15	—	1,016
Collateralized Mortgage Obligations	3,115	3	(263)	2,855
Total	$4,266	$18	$(263)	$4,021

During the three months ended June 30, 2009, as financial and credit markets deteriorated, one of the Company’s Available for Sale investment securities, which is denominated with collateralized mortgage obligations issued by a private issuer, was downgraded.  As a result of this increased credit exposure, the Company transferred all of its Held to Maturity securities to Available for Sale.  This transfer enhances the Company’s ability to manage the entire investment portfolio and to restructure the portfolio mix in response to changing economic conditions.  In accordance with SFAS No. 115, the securities transferred were accounted for at fair value.  At the date of transfer, the fair value of the Held to Maturity securities transferred totaled $3.7 million.  The net unrealized losses of $141,000 for all securities transferred were reported in accumulated comprehensive income within stockholders’ equity.

There were no transfers between investment categories during the three and six months ended June 30, 2008.

In addition, during the three months ended June 30, 2009 the Company sold three Available for Sale securities totaling $3.4 million, which included the previously aforementioned downgraded Available for Sale security, resulting in a net gain of $15,000.  The net gain of $15,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

The Company sold one Available for Sale security totaling $3.5 million during the six months ended June 30, 2008, resulting in a gain of $21,000.  The gain of $21,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

The Company did not have any investment securities categorized as “Trading” at June 30, 2009 or December 31, 2008.

Net unrealized gains on investment securities Available for Sale totaling $1.3 million were recorded net of tax of $525,000 as accumulated comprehensive income within stockholders’ equity at June 30, 2009.  Net unrealized gains on investment securities Available for Sale totaling $1.4 million were recorded net of tax of $588,000 as accumulated comprehensive income within stockholders’ equity at December 31, 2008.

At June 30, 2009, the carrying amount of securities pledged to the FHLB of San Francisco to secure a borrowing/credit facility, was $2.2 million.  The Company did not have any borrowings outstanding under this borrowing/credit facility at June 30, 2009 or December 31, 2008.

Additionally, at June 30, 2009, the carrying amount of AFS securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $38.8 million.  At December 31, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure deposits received from them was $42.3 million.  Of the $42.3 million pledged securities, $40.9 million was designated Available for Sale and $1.4 million was designated Held to Maturity.  Deposits from the State of California were $34.0 million at June 30, 2009 and December 31, 2008.

(4)          Loans, Non-performing Assets, and Allowance for Loan Losses

Loans

As of June 30, 2009 and December 31, 2008, gross loans outstanding totaled $194.5 million and $200.0 million, respectively, within the following loan categories:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$96,890	49.8%	$104,990	52.5%
Real estate — residential mortgage	1,976	1.0%	1,983	1.0%
Real estate — commercial mortgage	58,130	29.9%	56,682	28.3%
Real estate — land and construction	16,990	8.8%	17,371	8.7%
Home equity	13,782	7.1%	11,804	5.9%
Consumer and other (2)	6,697	3.4%	7,153	3.6%
Loans, gross	194,465	100.0%	199,983	100.0%
Net deferred cost (unearned fee)	49		(27)
Less — allowance for loan losses	(4,733)		(5,171)
Loans, net	$189,781		$194,785

(1)          Unsecured commercial loan balances were $21.2 million and $23.9 million at June 30, 2009 and December 31, 2008, respectively.

(2)          Unsecured consumer loan balances were $2.5 million and $4.1 million at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, substantially all of the Company’s loan customers are located in Southern California.

Non-performing Assets

Non-accrual loans totaled $9.6 million and $5.7 million at June 30, 2009 and December 31, 2008, respectively.  There were no accruing loans past due 90 days or more at June 30, 2009 or December 31, 2008.

At June 30, 2009, the non-accrual loans included a $3.4 million real estate-commercial mortgage loan to a Southern California auto dealer which ceased operations in the fourth quarter of 2008 and a $607,000 purchased real estate-residential mortgage loan.  These two credit relationships were previously reported as non-accrual loans at December 31, 2008.  During the three months ended March 31, 2009 the Company charged-off $251,000 of a $750,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008.  The remaining balance of $499,000 remains on non-accrual status at June 30, 2009.  The Company previously reported a $100,000 commercial loan as non-accrual at March 31, 2009.  At June 30, 2009, this credit relationship has been paid down and has a balance of $59,000 and remains on non-accrual status.  Furthermore, the Company placed a $5.0 million interest-only real estate-commercial mortgage loan on non-accrual status in the three months ended June 30, 2009.  Payment on this loan is current and the borrower is not in default of any terms of the loan.  The Company expects the borrower to continue to make interest payments on this loan through maturity in December 2009.  However, the loan was placed on non-accrual due to the adverse market conditions for commercial real estate in Southern California.  Management continues to actively monitor the borrower’s financial condition to assess the collectability of this loan at maturity.

At June 30, 2009 and December 31, 2008, the recorded investment in impaired loans was $9.5 million and $5.7 million, respectively.  At June 30, 2009, the Company established a $576,000 specific allowance for loan losses on the impaired loans in accordance with SFAS No. 114.  The average outstanding balance of impaired loans for the six months ended June 30, 2009 and June 30, 2008 was $4.6 million and $0, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three and six months ended June 30, 2009 or 2008.

As of June 30, 2009 and December 31, 2008, $162,000 was recorded as other real estate owned and included in accrued interest and other assets on the accompanying Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth non-accrual loans and other real estate owned at June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009	December 31, 2008
Non-accrual loans:
Commercial	$59	$—
Real estate-residential mortgage	607	607
Real estate-commercial mortgage	8,391	3,435
Consumer and other	499	1,650
Total non-accrual loans	9,556	5,692

Other real estate owned (“OREO”)	162	162

Total non-performing assets	$9,718	$5,854

Non-performing assets to gross loans and OREO	4.99%	2.92%
Non-performing assets to total assets	3.96%	2.26%

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Beginning balance	$4,294	$2,385	$5,171	$2,369
Provision for loan losses	374	266	647	431
Charge-offs:
Real estate-residential mortgage	—	—	—	(149)
Consumer and other	—	(12)	(1,151)	(12)
Total charge-offs	—	(12)	(1,151)	(161)
Recoveries	65	—	66	—
Ending balance	$4,733	$2,639	$4,733	$2,639

For the six months ended June 30, 2009, charge-offs were concentrated in three loans to two borrowers.  The Company charged-off a $650,000 unsecured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 when the loan became 90 days past due.  The Company also charged-off a $250,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  Furthermore, the Company charged-off $251,000 of a $750,000 secured consumer loan to the same borrower which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  The remaining balance of $499,000 of this secured consumer loan remains on non-accrual status.  The Company is pursuing means of collection for all charged-off loans.  During the six months ended June 30, 2009 the Company recovered $66,000 of a previously charged-off $972,000 business loan to a distributor of discretionary consumer goods, which ceased operations in the fourth quarter of 2008 due to the economic weakness in consumer spending.

For the six months ended June 30, 2008, the Company charged-off $149,000 of a purchased real estate-residential mortgage loan.  At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  The Company also charged-off $12,000 of an unsecured consumer loan during the six months ended June 30, 2008.

An allowance for losses on undisbursed commitments to extend credit of $203,000 and $203,000 at June 30, 2009 and December 31, 2008, respectively, is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $65.4 million and $75.3 million at June 30, 2009 and December 31, 2008, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments was reported in accrued interest and other liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

(5)                            Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at June 30, 2009 and December 31, 2008 are comprised of the following:

(dollars in thousands)	June 30, 2009	December 31, 2008
Leasehold improvements	$906	$977
Furniture & equipment	1,280	1,183
Software	430	330
Total	2,616	2,490
Accumulated depreciation	(1,438)	(1,251)
Premises and equipment, net	$1,178	$1,239

Depreciation and amortization included in occupancy expense for the three and six months ended June 30, 2009 amounted to $76,000 and $187,000, respectively.  Depreciation and amortization included in occupancy expense for the three and six months ended June 30, 2008 amounted to $87,000 and $162,000, respectively.

(6)          Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing demand deposits	$54,241	31.5%	$40,287	26.1%
Interest-bearing checking	10,601	6.2%	8,195	5.3%
Savings and money market	43,653	25.4%	52,096	33.8%
Certificates of deposit	63,597	36.9%	53,709	34.8%
Total	$172,092	100.0%	$154,287	100.0%

The aggregate amount of certificates of deposit of $100,000 or more at June 30, 2009 and December 31, 2008 was $58.9 million and $51.8 million respectively.  At June 30, 2009, the Company had five deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 19.8% of total deposits. The State of California Treasurer’s Office deposits are scheduled to mature as follows:  $10 million on July 9, 2009; $2 million on August 20, 2009; $6 million on August 28, 2009; $10 million on September 2, 2009; and $6 million on December 18, 2009.  The Company renewed the $10 million that matured on July 9, 2009 and its next maturity date is on January 7, 2010.  The Company intends to renew these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

The Company began utilizing the Certificate of Deposit Accounts Registry Service (“CDARS”) deposit program in January 2009. CDARS is a deposit swapping service that enables banks to provide their customers with Federal Deposit Insurance Corporation (“FDIC”) insurance for deposits that exceed FDIC insurance limits. CDARS allows banks to exchange customer deposits with one another (in sub-$250,000 increments) so that their customers can obtain FDIC protection while the banks can utilize the full amount of the large deposits for funding loans and adding liquidity. At June 30, 2009, the Company had $9.5 million of the CDARS reciprocal deposits, which represented 5.5% of total deposits.

The Company did not have any CDARS deposits at December 31, 2008.

At June 30, 2009, the maturity distribution of certificates of deposit of $100,000 or more, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $56.2 million maturing in six months or less and $2.7 million maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at June 30, 2009.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$41,987	$213	$—
1.00% to 1.99%	11,419	2,153	—
2.00% to 2.99%	5,054	2,275	—
3.00% to 3.99%	100	396	—
Total	$58,560	$5,037	$—

(7)                            Other Borrowings

At June 30, 2009, the Company had a $1.1 million borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility at June 30, 2009 or December 31, 2008.

At June 30, 2009, the Company also had a $50.2 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company did not have any outstanding overnight borrowings with the FHLB at June 30, 2009.  The Company had $32.0 million in outstanding overnight borrowings under this borrowing/credit facility at a rate of 0.05% with the FHLB at December 31, 2008.

The following table summarizes the outstanding term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2009 and December 31, 2008 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2009	December 31, 2008

January 19, 2010	3.21%	$5,000	$5,000
May 10, 2010	2.97%	1,500	1,500
July 12, 2010	3.38%	2,000	2,000
August 20, 2010	3.38%	2,000	2,000
September 8, 2010	3.25%	2,000	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	—
	Total	$16,500	$14,500

At June 30, 2009, the Company also had $32.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2009 or December 31, 2008.

(8)                                 Commitment and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying Unaudited Condensed Consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $63.1 million and $73.9 million in commitments to extend credit to customers and $2.1 million and $1.2 million in standby/commercial letters of credit at June 30, 2009 and December 31, 2008, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $67,000 and $50,000 as of June 30, 2009 and December 31, 2008, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $108,000 and $216,000 for the three and six months ended June 30, 2009, respectively, and $117,000 and $239,000 for the three and six months ended June 30, 2008, respectively. The decrease in rental expense was primarily due to the final settlement of the lease abandonment for the loan production office in the South Bay area of Los Angeles County.

The projected minimum rental payments under the term of the leases at June 30, 2009 are as follows (dollars in thousands):

Years ending December 31,
2009 (July — December)	$296
2010	597
2011	603
2012	632
2013	639
Thereafter	705
$3,472

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At June 30, 2009 and December 31, 2008, the Company did not have any litigation that management believes will have a material impact on the Unaudited Condensed Consolidated Balance Sheets or Unaudited Condensed Consolidated Statements of Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures (dollars in thousands).

Years ending December 31,
2009 (July — December)	$291
2010	388
2011	198
2012	99
2013	34
Thereafter	6
$1,016

(9)                                 Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  During the six months ended June 30, 2009, 510,700 shares were repurchased as treasury stock in the open market at a cost ranging from $3.69 to $4.14 per share.  As of June 30, 2009, the Company had $1.2 million remaining for the repurchase of common shares under the stock repurchase program.  The Company’s stock repurchase program expires in September 2010.

(10)                          Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009, Using
(dollars in thousands)	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale securities	$41,156	$—	$41,156	$—

AFS securities — Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009, Using
(dollars in thousands)	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,497	$—	$9,497	$—

Impaired loans — The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS No. 114.  Under SFAS No. 114, the Company measured for impairment based on one of the three acceptable methods: collateral method, present value of discounted cash flows method, and marketable price of the impaired loan method.  Impaired loans included four of the non-accrual loans and were measured in accordance with SFAS No. 114.  The Company measured these four secured loans using the collateral method based on third-party appraisals.  These four loans are classified in Level 2 of the fair value hierarchy.  Loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS No. 157.

(11)                          Estimated Fair Value Information

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

Cash and cash equivalents

The carrying amounts are considered to be their estimated fair values because of the short-term maturity of these instruments which includes federal funds sold.

Interest-earning deposits at other financial institutions

The carrying amounts of interest-earning deposits approximate their fair values because of the short-term maturity of these instruments.

Investment securities

For investment securities, the estimated fair values are based on quoted prices of exact or similar securities, or on inputs that are observable, either directly or indirectly. The Company obtains quoted prices through third party brokers.

FRB and FHLB stock

For FRB and FHLB stock, the carrying amount is equal to the par value at which the stock may be sold back to FRB or FHLB, which approximate fair value.

Loans, net

For loans with variable interest rates the carrying amount approximates fair value. The fair values of fixed rate loans are derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Off-balance sheet credit-related instruments

The fair values of commitments, which include standby letters of credit and commercial letters of credit, are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The related fees are not considered material to the financial statements as a whole and the fair market value of the off-balance sheet credit-related instruments cannot be readily determined.

Deposits

For demand deposits, the carrying amount approximates fair value. The fair values of interest-bearing checking, savings, and money market deposits are estimated by discounting future cash flows using the interest rates currently offered for deposits of similar products.

The fair values of the certificates of deposit are estimated by discounting future cash flows based on the rates currently offered for certificates of deposit with similar interest rates and remaining maturities.

Other borrowings

The fair values of the overnight FHLB advances are considered to be equivalent to the carrying amount due to the short-term maturity.  The fair values of term FHLB advances are estimated based on the rates currently offered by the FHLB for advances with similar interest rates and remaining maturities.

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

Summary

The estimated fair value and carrying amounts of the financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$5,160	$5,160	$2,391	$2,391
Interest-earning deposits at other financial institutions	14	14	1,762	1,762
Investment securities	41,156	41,156	50,833	50,588
Federal Reserve Bank stock	1,621	1,621	1,797	1,797
Federal Home Loan Bank stock	2,280	2,280	2,205	2,205
Loans, net	189,781	189,392	194,785	194,835
Accrued interest receivable	780	780	811	811

Liabilities
Non-interest-bearing deposits	$54,241	$54,241	$40,287	$40,287
Interest-bearing deposits	117,851	109,941	114,000	114,000
Other borrowings	16,500	16,500	46,500	46,500
Accrued interest payable	116	116	134	134

(12)                     Non-interest Income

The following table summarizes the information regarding non-interest income for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Loan arrangement fees	$153	$—	$287	$68
Service charges and other operating income	90	35	173	82
Net gain on sale of AFS securities	15	21	15	21
Total non-interest income	$258	$56	$475	$171

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

(13)         Stock-Based Compensation

The Company has granted several restricted stock grant awards to directors and employees under the Equity Incentive Plan.  On May 15, 2009, the Company granted 100,750 restricted stock awards to employees with various vesting periods as follows:  50% or 50,375 awards that vest in three years, 25% or 25,188 awards that vest in four years, and 25% or 25,187 awards that vest in five years.

The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the Unaudited Condensed Consolidated Statement of Income related to the restricted stock awards, net of estimated forfeitures, was $72,000 and $269,000 for the three and six months ended June 30, 2009, respectively.  For the three and six months ended June 30, 2008, the non-cash stock compensation expense recognized in the Unaudited Condensed Consolidated Statement of Income related to restricted stock awards, net of estimated forfeitures, was $166,000 and $393,000, respectively.

The following table reflects the activities related to restricted stock awards for the six months ended June 30, 2009 and 2008, respectively.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Six Months Ended June 30,
	2009		2008
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	366,278	$6.90	301,750	$7.59
Granted	100,750	3.95	7,500	5.90
Vested	(59,462)	8.34	(21,416)	7.28
Forfeited and surrendered	(93,140)	6.23	(22,268)	7.53
Ending balance	314,426	$5.89	265,566	$7.58

The intrinsic value of restricted stock vested during the six months ended June 30, 2009 and 2008 was $226,000 and $126,000, respectively.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the six months ended June 30, 2009 and 2008.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 4.66 and 5.66 years at June 30, 2009 and 2008, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at June 30, 2009 and 2008.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the six months ended June 30, 2009 and 2008.

The remaining contractual life of the Director and Employee Stock Options outstanding was 5.12 and 6.02 years at June 30, 2009 and 2008, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at June 30, 2009 and 2008.

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2009 was $0.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $3.99 on June 30, 2009, and the exercise prices multiplied by the number of options outstanding.  The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2008 was $887,000.

The following tables detail the amount of shares authorized and available under all stock plans as of June 30, 2009:

2004 Founder Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,434,000	216,924	1,105,673	111,403

Equity Incentive Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,200,000	157,945	314,426	727,629

(14)         Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require Bancshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the relevant regulations) to risk-weighted assets (as defined in the relevant regulations) and of Tier 1 capital (as defined in the relevant regulations) to average assets (as defined in the relevant regulations). Management believes that as of June 30, 2009 and December 31, 2008, Bancshares and the Bank met all capital adequacy requirements to which they are subject.

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

Bancshares’ and the Bank’s capital ratios as of June 30, 2009 and December 31, 2008 are presented in the table below:

	Bancshares		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Total Risk-Based Capital Ratio	$55,627	24.26%	$50,104	21.87%	$18,329	8.00%	$22,911	10.00%
Tier 1 Risk-Based Capital Ratio	$52,735	22.99%	$47,214	20.61%	$9,164	4.00%	$13,746	6.00%
Tier 1 Leverage Ratio	$52,735	20.67%	$47,214	18.48%	$10,217	4.00%	$12,771	5.00%

December 31, 2008:
Total Risk-Based Capital Ratio	$57,413	24.22%	$53,563	22.61%	$18,961	8.00%	$23,685	10.00%
Tier 1 Risk-Based Capital Ratio	$54,421	22.96%	$50,572	21.35%	$9,480	4.00%	$14,211	6.00%
Tier 1 Leverage Ratio	$54,421	21.27%	$50,572	19.73%	$10,233	4.00%	$12,819	5.00%

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

To date, Bancshares has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by the Board of Directors, as well as the Company’s legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

(15)         Subsequent Events

Management has evaluated subsequent events through August 11, 2009, the last business date before which this Quarterly Report on Form 10-Q was filed with the SEC.  There were no subsequent events through August 11, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information currently available to management.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; government regulation; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q  and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the Unaudited Condensed Consolidated financial statements in Item 1 of this Form 10-Q for the quarter ended June 30, 2009 and Note 1 to the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008.  The Company believes that the following estimates and assumptions require management’s subjective judgments and are important to the portrayal of its financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be critical to the Company.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in its loan portfolio. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that the current economic recession or adverse future economic conditions will not lead to delinquent loans, further increases in the provision for loan losses and/or additional charge-offs of loans. Management believes that the allowance as of June 30, 2009 is adequate to absorb known and inherent risks in the loan portfolio.

The Company has established a deferred tax asset, the majority of which is represented by future benefits realizable from the loan loss provision and the cumulative net operating loss. In order for the Company to utilize the benefit of the deferred tax asset, the Company must generate aggregate taxable earnings equal to the amount of the deferred tax asset prior to expiration of the deferred tax asset. Estimates of future taxable income are considered in evaluating if it is more likely than not that the benefit of our deferred tax asset will be realized. At June 30, 2009, management assessed the need for a valuation allowance and believes it is more likely than not that the Company will realize the benefit of the deferred tax assets in future periods based upon the 2006, 2007, and 2008 historical taxable earnings, the extended duration of the carryforward period, and the ability of the Company to generate sustainable net interest margin growth due to the current size of its capital base. Therefore, no valuation allowance has been provided.

The Company granted several restricted stock awards to directors, employees, and a vendor under the Equity Incentive Plan. The restricted stock awards, accounted for under SFAS No. 123R, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Recent Market Developments

FDIC Insurance

On December 15, 2008, the Company announced the Bank’s participation in the Transaction Account Guarantee Program (the “TAGP”) component of the FDIC Temporary Liquidity Guarantee Program.

Under the TAGP, the FDIC will provide deposit insurance coverage for the full amount in all of the Bank’s customers’ non-interest-bearing deposit accounts through December 31, 2009.  This includes traditional non-interest-bearing checking accounts and certain types of attorney trust accounts, as well as negotiable order of withdrawal accounts with interest rates of 0.50 percent or less.  The TAGP insurance coverage is in addition to the increased coverage provided by the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic FDIC deposit insurance coverage limits to $250,000 through December 31, 2013, from the previous coverage limit of $100,000.

By participating in the FDIC’s Temporary Liquidity Guarantee Program, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of qualifying debt.  Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the Deposit Insurance Fund (“DIF”).  The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008.  These assessments will continue until the FICO bonds mature in 2017.

On June 23, 2009 the FDIC issued Financial Institution Letter 34-2009, Potential Extension of the Transaction Account Guarantee Program (“FIL-34-2009”) Notice of Proposed Rulemaking.  FIL-34-2009 proposes two alternatives to provide for an orderly phase-out of TAGP.  The first proposed alternative would result in no change to the FDIC’s current regulation. Under this alternative, the FDIC’s guarantee for deposits held in qualifying noninterest-bearing transaction accounts would expire on December 31, 2009. There would be no increase in fees for this coverage.  The second proposed alternative would extend TAGP until June 30, 2010, with an increase in annual fees from 10 basis points to 25 basis points during the proposed extension period.  The second proposed alternative also would provide insured depository institutions participating in TAGP with a one-time opportunity to opt out of the extended TAGP on or before October 31, 2009.  The comment period for FIL-34-2009 ended on July 30, 2009.  As of the filing date of this Quarterly Report on Form 10-Q, the FDIC has not issued a final ruling on FIL-34-2009.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan to begin in the second quarter of 2009.  Effective April 1, 2009, the range of assessment rates changed from 12 to 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents to 12 to 45 cents for every $100 of domestic deposits, with most banks paying between 12 and 16 cents.  Additionally, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter of 2009. At June 30, 2009, the Company recorded $99,000 of special assessment which will be collected on September 30, 2009. An additional special assessment of up to 5 basis points is probable later in 2009, but the amount is uncertain.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Interest Expense”, in this section for additional information on the monetary impact of the assessment rate change and the special assessment on the Company’s results of operations.

Summary of the Results of Operations and Financial Condition

For the three and six months ended June 30, 2009, the Company recorded net income of $118,000 or $0.01 per diluted share and $248,000 or $0.03 per diluted share, respectively.  For the three and six months ended June 30, 2008, net income was $59,000 or $0.01 per diluted share and $265,000 or $0.03 per diluted share, respectively.  The increase in the Company’s net income for the three months ended June 30, 2009 compared to June 30, 2008 was primarily the result of a $202,000 increase in non-interest income, partially offset by the increase in provision for loan losses of $108,000 from $266,000 to $374,000.  The decrease in the Company’s net income for the six months ended June 30, 2009 compared to June 30, 2008 was primarily the result of the increase in provision for loan losses of $216,000 from $431,000 to $647,000.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” in this section for additional information.

Total assets at June 30, 2009 were $245.3 million representing a decrease of $14.1 million or 5.4% from $259.4 million reported at December 31, 2008.  The decrease in total assets was primarily due to decreases in investment securities and gross loans.  Investment securities decreased $9.6 million or 18.9% to $41.2 million at June 30, 2009 compared to $50.8 million at December 31, 2008, primarily due to principal paydowns and the sale of three Available for Sale securities totaling $3.4 million.  Gross loans decreased $5.5 million or 2.8% to $194.5 million at June 30, 2009 compared to $200.0 million at December 31, 2008, primarily due to loan payoffs and paydowns.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” in this section for additional information on total assets.

Total deposits increased $17.8 million or 11.5% from $154.3 million at December 31, 2008 to $172.1 million at June 30, 2009.  The increase in deposits resulted from an increase in non-interest-bearing demand deposits.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deposits” in this section for additional information on total deposits.

Average interest-earning assets increased $13.9 million or 5.9% from $236.7 million for the three months ended June 30, 2008 to $250.6 million for the three months ended June 30, 2009.  Average interest-earning assets increased $16.5 million or 7.0% from $236.1 million for the six months ended June 30, 2008 to $252.6 million for the six months ended June 30, 2009.  The increase in interest-earning assets when comparing June 30, 2009 to June 30, 2008 was due to growth in loans.  The weighted average interest rate on interest-earning assets decreased to 4.76% for the three months ended June 30, 2009 from 5.97% for the three months ended June 30, 2008.  The weighted average interest rate on interest-earning assets decreased to 4.84% for the six months ended June 30, 2009 from 6.09% for the six months ended June 30, 2008.

Set forth below are certain financial performance ratios and other financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Annualized return on average assets	0.18%	0.10%	0.19%	0.22%

Annualized return on average stockholders’ equity	0.85%	0.40%	0.90%	0.91%

Average Equity to Average Assets	21.65%	24.27%	21.68%	24.15%

Net interest margin	4.26%	4.92%	4.33%	4.79%

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Interest Income” in this section for additional information on net interest margin.

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

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at June 30, 2009, as compared to 5.00% at June 30, 2008.  The FRB reduced the targeted federal funds rate by 175 basis points from June 30, 2008 to June 30, 2009.  The decrease in the targeted federal funds rate prompted the national prime rate to decrease 175 basis points from June 30, 2008 to June 30, 2009.  The Company currently believes it is reasonably possible the targeted federal funds rate and the national prime rate will remain flat in the foreseeable future and increase in the long term; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.”

For the three and six months ended June 30, 2009, average interest-earning assets were $250.6 million and $252.6 million, respectively, generating net interest income of $2.7 million and $5.4 million, respectively. For the three and six months ended June 30, 2008, average interest-earning assets were $236.7 million and $236.1 million, respectively, generating net interest income of $2.9 million and $5.6 million, respectively. The growth in earning assets was primarily in loans funded by an increase in borrowings.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) was 3.92% and 3.99%, respectively, for the three and six months ended June 30, 2009 compared to 4.25% and 3.94%, respectively, for the three and six months ended June 30, 2008.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.26% and 4.33%, respectively, for the three and six months ended June 30, 2009 and 4.92% and 4.79%, respectively, for the three and six months ended June 30, 2008.

The net interest margin decreased 66 basis points comparing the three months ended June 30, 2009 to the three months ended June 30, 2008.  The decrease in net interest margin was primarily due to a decrease in yield on earning assets of 1.21%, partially offset by a decrease of 0.88% in rate paid for interest-bearing deposits and borrowings and an increase of $12.1 million of average demand deposits.  The decrease in yield on earning assets was primarily the result of a 1.52% decrease in loan yield which was principally the result of the prime rate decreasing 1.75% from June 30, 2008 to June 30, 2009.  Interest foregone on non-accrual loans totaled $121,000, resulting in a 0.19% reduction in the net interest margin for the three months ended June 30, 2009.  There were no non-accrual loans during the three months ended June 30, 2008.

The net interest margin decreased 46 basis points comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.  The decrease in net interest margin was primarily due to a decrease in yield on earning assets of 1.25%, partially offset by a decrease of 1.30% in rate paid for interest-bearing deposits and borrowings and an increase of $6.6 million of average demand deposits.  The decrease in yield on earning assets was primarily the result of a 1.66% decrease in loan yield which was principally the result of the prime rate decreasing 1.75% from June 30, 2008 to June 30, 2009.  Interest foregone on non-accrual loans totaled $234,000, resulting in a 0.19% reduction in the net interest margin for the six months ended June 30, 2009.  There were no non-accrual loans during the six months ended June 30, 2008.

The following table sets forth the Company’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,
	2009			2008
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$49	$—	0.16%	$1,833	$10	2.20%
Interest-earning deposits at other financial institutions	165	—	0.07%	196	1	3.02%
U.S. Gov’t Treasuries	150	1	0.30%	57	1	1.63%
U.S. Gov’t and federal agencies	—	—	—%	1,954	26	5.36%
Mortgage-backed Securities and CMO’s	45,782	554	4.86%	43,169	510	4.75%
Federal Reserve Bank stock	1,637	25	6.24%	1,796	27	6.10%
Federal Home Loan Bank stock	2,280	—	—%	1,125	14	5.01%
Loans (1) (2)	200,516	2,395	4.79%	186,571	2,925	6.31%
Earning assets	250,579	2,975	4.76%	236,701	3,514	5.97%
Other assets	6,397			7,509
Total assets	$256,976			$244,210
Liabilities & Equity
Interest-bearing checking (“NOW”)	$10,232	6	0.23%	$8,862	7	0.30%
Money market deposits	45,557	69	0.61%	60,468	218	1.45%
Savings	331	—	0.10%	420	—	0.25%
Certificates of deposit	60,473	112	0.75%	60,745	301	2.00%
Borrowings	32,973	126	1.54%	14,338	92	2.58%
Total interest-bearing deposits and borrowings	149,566	314	0.84%	144,833	618	1.72%
Demand deposits	50,770			38,680
Other liabilities	1,002			1,428
Total liabilities	201,338			184,941
Equity	55,638			59,269
Total liabilities & equity	$256,976			$244,210

Net interest income / spread		$2,661	3.92%		$2,896	4.25%

Net interest margin			4.26%			4.92%

(1)          Includes net loan origination expense of $53,000 and net loan fee income of $42,000 for the three months ended June 30, 2009 and 2008, respectively.

(2)          Includes average non-accrual loans of $6.3 million and zero for the three months ended June 30, 2009 and 2008, respectively.

The following table sets forth the Company’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,
	2009			2008
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$36	$—	0.20%	$7,265	$110	3.04%
Interest-earning deposits at other financial institutions	142	—	0.23%	174	3	3.87%
U.S. Gov’t Treasuries	149	—	0.65%	61	1	3.43%
U.S. Gov’t and federal agencies	—	—	—%	2,869	75	5.22%
Mortgage-backed Securities and CMO’s	47,666	1,156	4.89%	41,107	967	4.73%
Federal Reserve Bank stock	1,716	52	6.06%	1,741	52	6.08%
Federal Home Loan Bank stock	2,275	—	—%	1,054	27	5.22%
Loans (1) (2)	200,619	4,858	4.88%	181,843	5,910	6.54%
Earning assets	252,603	6,066	4.84%	236,114	7,145	6.09%
Other assets	5,381			6,033
Total assets	$257,984			$242,147
Liabilities & Equity
Interest-bearing checking (“NOW”)	$10,949	14	0.25%	$8,021	15	0.39%
Money market deposits	47,557	149	0.63%	60,234	520	1.74%
Savings	327	—	0.10%	406	1	0.26%
Certificates of deposit	57,654	232	0.81%	63,959	855	2.69%
Borrowings	37,839	253	1.35%	9,540	132	2.77%
Total interest-bearing deposits and borrowings	154,326	648	0.85%	142,160	1,523	2.15%
Demand deposits	46,596			39,988
Other liabilities	1,140			1,523
Total liabilities	202,062			183,671
Equity	55,922			58,476
Total liabilities & equity	$257,984			$242,147

Net interest income / spread		$5,418	3.99%		$5,622	3.94%

Net interest margin			4.33%			4.79%

(1)          Includes net loan fee income of $20,000 and $65,000 for the six months ended June 30, 2009 and 2008, respectively.

(2)          Includes average non-accrual loans of $5.5 million and zero for the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended June 30,
	2009 Compared to 2008
	Increase (Decrease)
	due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(10)	$—	$(10)
Interest-earning deposits at other financial institutions	—	(1)	(1)
U.S. Gov’t Treasuries	—	—	—
U.S. Gov’t and federal agencies	(26)	—	(26)
Mortgage-backed Securities and CMO’s	32	12	44
Federal Reserve Bank stock	(2)	—	(2)
Federal Home Loan Bank stock	14	(28)	(14)
Loans	227	(757)	(530)
Total increase (decrease) in interest income	235	(774)	(539)
Interest expense:
Interest-bearing checking (“NOW”)	1	(2)	(1)
Savings and money market deposits	(53)	(96)	(149)
Certificates of deposit	(32)	(157)	(189)
Borrowings	183	(148)	35
Total increase (decrease) in interest expense	99	(403)	(304)
Net increase (decrease) in net interest income	$136	$(371)	$(235)

	Six Months Ended June 30,
	2009 Compared to 2008
	Increase (Decrease)
	due to Changes in:
	Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(109)	$(1)	$(110)
Interest-earning deposits at other financial institutions	(1)	(2)	(3)
U.S. Gov’t Treasuries	1	(2)	(1)
U.S. Gov’t and federal agencies	(75)	—	(75)
Mortgage-backed Securities and CMO’s	151	38	189
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	32	(59)	(27)
Loans	592	(1,644)	(1,052)
Total increase (decrease) in interest income	591	(1,670)	(1,079)
Interest expense:
Interest-bearing checking (“NOW”)	6	(7)	(1)
Savings and money market deposits	(111)	(261)	(372)
Certificates of deposit	(186)	(437)	(623)
Borrowings	388	(267)	121
Total increase (decrease) in interest expense	97	(972)	(875)
Net increase (decrease) in net interest income	$494	$(698)	$(204)

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees and service charges and fees on deposit accounts, as well as other operating income which mainly consists of wire transfer fees.  Non-interest income was $258,000 for the three months ended June 30, 2009 compared to $56,000 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 and 2008, non-interest income was $475,000 and $171,000, respectively.

The increase in non-interest income of $202,000 for the three months ended June 30, 2009 as compared to the same period in the prior year was primarily due to an increase in loan arrangement fees from zero for the three months ended June 30, 2008 to $153,000 for the three months ended June 30, 2009 and an increase in service charges and other operating income from $35,000 for the three months ended June 30, 2008 to $90,000 for the three months ended June 30, 2009.  The increase in non-interest income of $304,000 for the six months ended June 30, 2009 as compared to the same period in the prior year was primarily due to an increase in loan arrangement fees from $68,000 for the six months ended June 30, 2008 to $287,000 for the six months ended June 30, 2009 and an increase in service charges and other operating income from $82,000 for the six months ended June 30, 2008 to $173,000 for the six months ended June 30, 2009.

Loan arrangement fees are related to the college loan funding programs the Company established with two student loan providers, one of which was a new loan program started in the third quarter of 2008.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.

Non-Interest Expense

Non-interest expense was $2.4 million for the three months ended June 30, 2009 compared to $2.6 million for the three months ended June 30, 2008, representing a decrease of $189,000, or 7.4%.  Non-interest expense was $4.9 million for the six months ended June 30, 2009 and 2008, respectively.

Compensation and benefits decreased $86,000 or 6.4%, to $1.3 million for the three months ended June 30, 2009 from $1.4 million for the three months ended June 30, 2008.  The decrease was primarily due to a decrease in incentive compensation accrual of $82,000.  Compensation and benefits decreased $276,000 or 9.6%, to $2.6 million for the six months ended June 30, 2009 from $2.9 million for the six months ended June 30, 2008.  The decrease was primarily due to a decrease in incentive compensation accrual of $237,000.

Occupancy expenses were $227,000 and $263,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $36,000 primarily related to a decrease of $9,000 in rental expense and $11,000 in depreciation and amortization expense.  Occupancy expenses were $480,000 and $476,000 for the six months ended June 30, 2009 and 2008, respectively.

Professional fees decreased $36,000 to $135,000 for the three months ended June 30, 2009 compared to $171,000 for the three months ended June 30, 2008. The decrease was primarily due to decreases of $75,000 in legal fees, partially offset by increases of $46,000 in audit and compliance costs.  Professional fees increased $19,000 to $328,000 for the six months ended June 30, 2009 compared to $309,000 for the six months ended June 30, 2008.

Technology expense decreased $64,000, primarily related to the absence of system upgrade expense for the three months ended June 30, 2009 compared to $92,000 for the three months ended June 30, 2008, partially offset by an increase of $39,000 in data processing expense.  Technology expense decreased $17,000, primarily related to an increase in data processing expense of $111,000, offset by the absence of system upgrade expense for the six months ended June 30, 2009 compared to $102,000 for the six months ended June 30, 2008, and $26,000 of lower online banking and website expense and ATM expenses.  The 2008 system upgrade expense was related to the core system conversion in May 2008.  Data processing expense was higher in 2009 due to the incremental cost of the new core system.

Marketing expense decreased $34,000 to $67,000 from $101,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease was primarily related to $40,000 in lower business development and meals and entertainment expense, offset by higher charitable contributions of $6,000.  Marketing expense decreased $27,000 to $118,000 from $145,000 for the six months ended June 30, 2009 and 2008, respectively.  The decrease was primarily related to lower meals and entertainment expense.

FDIC assessments increased $114,000 to $139,000 for the three months ended June 30, 2009 compared to $25,000 for the three months ended June 30, 2008.  The increase was primarily due to a $99,000 special assessment related to the final ruling adopted by the FDIC on May 22, 2009 which provides for a special assessment on each insured depository institution as of June 30, 2009.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Market Developments,

FDIC Insurance”, in this section for additional information on the special assessment.  FDIC assessments increased $145,000 to $199,000 for the six months ended June 30, 2009 compared to $54,000 for the six months ended June 30, 2008.  The increase was primarily due to the previously aforementioned $99,000 special assessment.

Other operating expense decreased $47,000 to $421,000 for the three months ended June 30, 2009 compared to $468,000 for the three months ended June 30, 2008. Other operating expense decreased primarily due to a decrease of $141,000 in shareholder relations expense, partially offset by an increase of $51,000 in student loan servicing costs related to a new student loan program started in the third quarter of 2008 and an increase of $28,000 in Delaware franchise tax.  Other operating expense increased $124,000 to $880,000 for the six months ended June 30, 2009 compared to $756,000 for the six months ended June 30, 2008. Other operating expense increased primarily due to increases of $164,000 of student loan servicing costs related to a new student loan program started in the third quarter of 2008.

Income Tax Provision

The income tax provision for the three months ended June 30, 2009 was $52,000 compared to $63,000 for the three months ended June 30, 2008, which resulted in a tax rate of 30.6% and 51.6%, respectively.  The tax rate for the three months ended June 30, 2009 was lower compared to the three months ended June 30, 2008 primarily due to higher State of California enterprise zone tax incentives during the three months ended June 30, 2009.  The income tax provision for the six months ended June 30, 2009 was $136,000 compared to $207,000 for the six months ended June 30, 2008, which resulted in a tax rate of 35.4% and 43.9%, respectively.  The tax rate for the six months ended June 30, 2009 was lower compared to the six months ended June 30, 2008 primarily due to higher State of California enterprise zone tax incentives during the six months ended June 30, 2009.

Financial Condition

Assets

Total assets decreased 5.4% or $14.1 million, to $245.3 million at June 30, 2009 from $259.4 million at December 31, 2008.  The decrease in assets was primarily due to a $9.7 million decrease in investments, a $5.0 million decrease in loans, net of allowance for loan losses and net deferred costs/unearned fees, and a $1.7 million decrease in interest-earning deposits, offset by a $2.8 million increase in cash and due from banks.  Investments decreased $9.7 million to $41.2 million at June 30, 2009 compared to $50.8 million at December 31, 2008.  Loans, net of allowance for loan losses and net deferred costs/unearned fees, decreased 2.6% or $5.0 million to $189.8 million at June 30, 2009 compared to $194.8 million at December 31, 2008.  Interest-earning deposits at other financial institutions decreased $1.7 million to $14,000 at June 30, 2009 compared to $1.8 million at December 31, 2008 due to fluctuations in normal business operations.  Cash and due from banks increased $2.8 million to $5.2 million at June 30, 2009 compared to $2.4 million at December 31, 2008 due to fluctuations in normal business operations.

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold) totaled $5.2 million at June 30, 2009 and $2.4 million at December 31, 2008. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

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

At June 30, 2009, securities totaled $41.2 million, decreasing 18.9% or $9.6 million compared to $50.8 million at December 31, 2008.  The Company’s investment portfolio is currently composed primarily of: (i) U.S. Treasury and Agency issues for pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; and (iii) collateralized mortgage obligations, which generally enhance the yield of the portfolio.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.  See

Note 3 “Investments” in Part I — Financial Information, Item 1. “Financial Statements” for more information regarding investment securities at June 30, 2009 and December 31, 2008.

During the three months ended June 30, 2009, as financial and credit markets deteriorated, one of the Company’s Available for Sale investment securities, which is denominated with collateralized mortgage obligations issued by a private issuer, was downgraded.  As a result of this increased credit exposure, the Company transferred all of its Held to Maturity securities to Available for Sale.  This transfer enhances the Company’s ability to manage the entire investment portfolio and to restructure the portfolio mix in response to changing economic conditions.  In accordance with SFAS No. 115, the securities transferred were accounted for at fair value.  At the date of transfer, the fair value of the Held to Maturity securities transferred totaled $3.7 million.  The net unrealized losses of $141,000 for all securities transferred was reported in other comprehensive income within stockholders’ equity.

There were no transfers between investment categories during the three and six months ended June 30, 2008.

In addition, during the three months ended June 30, 2009 the Company sold three Available for Sale securities totaling $3.4 million, which included the previously aforementioned downgraded Available for Sale security, resulting in a net gain of $15,000.  The net gain of $15,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

The Company sold one Available for Sale security totaling $3.5 million during the three months ended June 30, 2008 resulting in a gain of $21,000.  The gain of $21,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

Loans

Loans, net of the allowance for loan losses and deferred cost/unearned fees decreased 2.6% or $5.0 million from $194.8 million at December 31, 2008 to $189.8 million at June 30, 2009.  The majority of the Company’s loan portfolio is comprised of commercial loans and real estate loans. Commercial loans made up 49.8% and 52.5% of total loans at June 30, 2009 and December 31, 2008, respectively, while real estate loans made up 39.7% and 38.0% of total loans, respectively, at those same dates. Real estate loans include residential mortgage, commercial mortgage, as well as land and construction balances.  The decrease in the loan portfolio when comparing June 30, 2009 with December 31, 2008 was the result of loan payoffs and paydowns.  In light of the current adverse economic condition and credit environment, management continues to adhere to strict underwriting guidelines and focus on pre-existing relationships in originating new loans.

As of June 30, 2009, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

Non-performing Assets

Non-accrual loans totaled $9.6 million and $5.7 million at June 30, 2009 and December 31, 2008, respectively.  There were no accruing loans past due 90 days or more at June 30, 2009 or December 31, 2008.  The Company has been monitoring these non-accrual loans for the financial condition of the borrowers, the collateral values, and the delinquency experience.

At June 30, 2009, the non-accrual loans included a $3.4 million real estate-commercial mortgage loan to a Southern California auto dealer which ceased operations in the fourth quarter of 2008 and a $607,000 purchased real estate-residential mortgage loan.  These two credit relationships were previously reported as non-accrual loans at December 31, 2008.  During the three months ended March 31, 2009, the Company charged-off $251,000 of a $750,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008.  The remaining balance of $499,000 remains on non-accrual status at June 30, 2009.  The Company previously reported a $100,000 commercial loan as non-accrual at March 31, 2009.  At June 30, 2009, this credit relationship has been paid down and has a balance of $59,000 and remains on non-accrual status.  Furthermore, the Company placed a $5.0 million interest-only real estate-commercial mortgage loan on non-accrual status in the three months ended June 30, 2009.  Payment on this loan is current and the borrower is not in default of any terms of the loan.  The Company expects the borrower to continue to make interest payments on this loan through maturity in December 2009.  However, the loan was placed on non-accrual due to the adverse market conditions for commercial real estate in Southern California.  Management continues to actively monitor the borrower’s financial condition to assess the collectability of this loan at maturity.

At June 30, 2009 and December 31, 2008, the recorded investment in impaired loans was $9.5 million and $5.7 million, respectively.  At June 30, 2009, the Company established a $576,000 specific allowance for loan losses on the impaired loans in accordance with SFAS No. 114.  The average outstanding balance of impaired loans for the six months ended June 30, 2009 and June 30, 2008 was $4.6 million and $0, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on a cash basis for these loans for the three and six months ended June 30, 2009 or June 30, 2008.

As of June 30, 2009 and December 31, 2008, $162,000 was recorded as other real estate owned and included in accrued interest and other assets on the accompanying Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth non-accrual loans and other real estate owned at June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009	December 31, 2008
Non-accrual loans:
Commercial	$59	$—
Real estate-residential mortgage	607	607
Real estate-commercial mortgage	8,391	3,435
Consumer and other	499	1,650
Total non-accrual loans	9,556	5,692

OREO	162	162

Total non-performing assets	$9,718	$5,854

Non-performing assets to gross loans and OREO	4.99%	2.92%
Non-performing assets to total assets	3.96%	2.26%

There were no non-performing assets in 2007, 2006, or 2005.

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) must be maintained at an adequate level to absorb estimated future credit losses inherent in the loan portfolio and to ensure accurate reporting of financial information. Management has analyzed all classified credits; pools of loans; economic factors; trends in the loan portfolio; and changes in policies, procedures, and underwriting criteria in order to determine the appropriate level of ALL.

The Board of Directors reviews the adequacy of the ALL on a quarterly basis. The ALL is established through a provision for loan losses charged to operations and reduced by net charge-offs. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in its loan portfolio. However, credit quality is affected by many factors beyond managements’ control, including local and national economies, and facts may exist which are not currently known to management that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the ALL. In addition, the OCC, as a major part of its examination process, periodically reviews the ALL and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. In addition, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that adverse future economic conditions will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2009 and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the ALL for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Beginning balance	$4,294	$2,385	$5,171	$2,369
Provision for loan losses	374	266	647	431
Charge-offs:
Real estate-residential mortgage	—	—	—	(149)
Consumer and other		(12)	(1,151)	(12)
Total charge-offs		(12)	(1,151)	(161)
Recoveries	65	—	66	—
Ending balance	$4,733	$2,639	$4,733	$2,639

For the six months ended June 30, 2009, the charge-offs were concentrated in three loans to two borrowers.  The Company charged-off a $650,000 unsecured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 when the loan became 90 days past due.  The Company also charged-off a $250,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  Furthermore, the Company charged-off $251,000 of a $750,000 secured consumer loan to the same borrower which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  The remaining balance of $499,000 of this secured consumer loan remains on non-accrual status.  The Company is pursuing means of collection for all charged-off loans.  During the six months ended June 30, 2009 the Company recovered $66,000 of a previously charged-off $972,000 business loan to a distributor of discretionary consumer goods, which ceased operations in the fourth quarter of 2008 due to the economic weakness in consumer spending.

For the six months ended June 30, 2008, the Company charged-off $149,000 of a purchased real estate-residential mortgage loan.  At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the $727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  The Company also charged-off $12,000 of an unsecured consumer loan during the six months ended June 30, 2008.

The allowance for losses on unfunded commitments to extend credit was $203,000 and $203,000 at June 30, 2009 and December 31, 2008, respectively.   The commitments totaled $65.4 million and $75.3 million at June 30, 2009 and December 31, 2008, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At June 30, 2009, total deposits were $172.1 million compared to $154.3 million at December 31, 2008, representing an increase of 11.5% or $17.8 million. The majority of the increase in deposits resulted from an increase in non-interest-bearing demand deposits of $14.0 million due to the Company’s continued efforts in core deposit gathering, as well as expanding the Company’s client base through relationship banking.

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$54,241	31.5%	$40,287	26.1%
Interest-bearing checking	10,601	6.2%	8,195	5.3%
Savings and money market	43,653	25.4%	52,096	33.8%
Certificates of deposit	63,597	36.9%	53,709	34.8%
Total	$172,092	100.0%	$154,287	100.0%

At June 30, 2009, the Company had five certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 19.8% of total deposits. The Company renewed one of these deposit accounts in the amount of $10 million in July 2009.  The Company intends to renew each of these deposit accounts at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  In the event that the State of California Treasurer’s Office does not continue to maintain these deposit accounts with the Company, the Company would seek other sources of liquidity.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Asset/Liability Management”, in this section for discussion of the Company’s other sources of liquidity.

The aggregate amount of certificates of deposits of $100,000 or more at June 30, 2009 and December 31, 2008, including deposit accounts with the State of California Treasurer’s Office and CDARS, was $58.9 million and $51.8 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at June 30, 2009, including deposit accounts with the State of California Treasurer’s Office and CDARS, were as follows:

(dollars in thousands)
Due within 3 months or less	$45,668
Due after 3 months and within 6 months	10,505
Due after 6 months and within 12 months	2,680
Due after 12 months	—
Total	$58,853

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

The liquidity ratio (the sum of cash, federal funds sold and Available for Sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships, divided by total assets) was 3.6% at June 30, 2009 and 6.8% at December 31, 2008.  The decrease in the Company’s liquidity ratio at June 30, 2009 compared to December 31, 2008 was primarily due to a decrease in the Company’s investments, excluding amounts required to be pledged under borrowing and State of California deposit relationships, from $13.4 million to $3.8 million, partially offset by an increase in cash and cash equivalents from $2.4 million to $5.2 million.  The decrease in the Company’s investments was primarily due to principal paydowns and the sale of three Available for Sale securities totaling $3.4 million.

At June 30, 2009, the Company had a $1.1 million borrowing/credit facility secured by investment securities with the FHLB.  This line of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity may be needed.  The Company did not have any outstanding borrowings under this borrowing/credit facility at June 30, 2009 or December 31, 2008.

At June 30, 2009, the Company also had a $50.2 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. This line of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity may be needed.  The Company did not have any outstanding overnight borrowings with the FHLB at June 30, 2009.  The Company had $32.0 million in outstanding overnight borrowings under this borrowing/credit facility at a rate of 0.05% with the FHLB at December 31, 2008.

The following table summarizes the outstanding term borrowings under this borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2009 and December 31, 2008 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2009		December 31, 2008

January 19, 2010	3.21%		$5,000	$5,000
May 10, 2010	2.97%		1,500	1,500
July 12, 2010	3.38%		2,000	2,000
August 20, 2010	3.38%		2,000	2,000
September 8, 2010	3.25%		2,000	2,000
December 17, 2010	1.72%		2,000	2,000
April 15, 2011	1.59%		2,000	—
		Total	$16,500	$14,500

At June 30, 2009, the Company also had $32.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2009 or December 31, 2008.

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

Capital Resources

As of June 30, 2009, the Company was not subject to any material commitments for capital.  For capital adequacy, see Part I - Financial Information, Item 1.  Financial Statements — Note 14 “Regulatory Matters.”

At June 30, 2009, the Company had total stockholders’ equity of $55.4 million, which included $104,000 in common stock, $63.2 million in additional paid-in capital, and $751,000 in accumulated comprehensive income, less $3.8 million in treasury stock and $4.8 million in accumulated deficit.

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

(dollars in thousands)	June 30, 2009	December 31, 2008
Commitments to extend credit	$63,111	$73,929
Commitments to extend credit to directors and officers (unfunded amount)	$6,200	$11,809
Standby/commercial letters of credit	$2,103	$1,146
Guarantees on revolving credit card limits	$213	$238
Outstanding credit card balances	$67	$50

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s unfunded loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of June 30, 2009 and December 31, 2008, the allowance for unfunded commitments was $203,000 and $203,000, respectively, which represents 0.32% and 0.27% of the unfunded loan funds, respectively.

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

Item 4.                  Controls and Procedures

1) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow form timely decisions regarding required disclosure.

2) Changes in Internal Controls

No changes in the Company’s internal control over financial reporting were identified during the evaluation as of the three and six months ended June 30, 2009 referenced above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                  Legal Proceedings

At present, there are no material pending legal proceedings against the Company other than ordinary routine litigation incidental to the Company’s business.

Item 1A.               Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2009.

(dollars in thousands, except share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program

April 1-30, 2009	—	$—	—	$1,162
May 1-31, 2009	—	—	—	1,162
June 1-30, 2009	—	—	—	1,162
Total	—	$—	—

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

Item 4.                  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 21, 2009.  The matters voted on at the meeting and the number of votes cast for, against or withheld are as follows:

(1)           The following persons were elected to serve as directors and received the number of votes set opposite their respective names:

	Votes For	Withheld

William S. Anderson	7,045,605	142,176

Dave Brooks	7,062,206	125,575

Joseph J. Digange	7,062,206	125,575

Jason P. DiNapoli	6,984,275	203,506

Eric M. George	6,301,005	886,776

Alan D. Levy	7,024,605	163,176

Robert A. Moore	6,302,275	885,506

Barry D. Pressman, M.D.	7,062,206	125,575

Alan I. Rothenberg	7,062,206	125,575

Nadine I. Watt	6,345,605	842,176

Lewis N. Wolff	7,059,706	128,075

(2)           A proposal regarding the ratification of the appointment of Perry-Smith LLP as the Company’s independent public accounting firm was approved by the following vote:

Votes For	Votes Against	Abstain

7,067,533	54,511	65,737

Item 5.                  Other Information

(a)           Additional Disclosures.  None.

(b)           Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the board of directors during the six months ended June 30, 2009.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.                  Exhibits

31.1                        Chief Executive Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

31.2                        Chief Operating Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

31.3                        Principal Financial Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

32                                  Chief Executive Officer, Chief Operating Officer and Principal Financial Officer Certification required under Section 906 of the Sarbanes—Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 12th day of August, 2009.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer