Form 10-Q
period 2009-09-30
1st Century Bancshares, Inc.
filed 2009-11-13
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission file number 333-148302

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1169687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Century Park East, Suite 1400

Los Angeles, California  90067

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

9,230,343 shares of common stock of the registrant were outstanding as of October 31, 2009.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2009

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	4

	Unaudited Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2009 and 2008	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) — Nine months ended September 30, 2009 and 2008	6

	Unaudited Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2009 and 2008	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Forward-looking statements are based upon management’s current expectations and assumptions and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc., the Company, may differ materially and adversely from those expressed in any forward-looking statements as a result of various factors and uncertainties, including but not limited to, the impact of changes in interest rates, a continued decline in economic conditions, increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations and management’s ability to manage the Company’s operations.  This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K, as well as, certain Current Reports on Form 8-K, and other U.S. Securities and Exchange Commission filings discuss the risk factors known to management as of the date hereof or thereof and that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$13,419	$2,391
Federal funds sold	—	—
Interest-earning deposits at other financial institutions	12,183	1,762
Total cash and cash equivalents	25,602	4,153
Investments — Available for Sale (“AFS”), at estimated fair value	43,238	46,567
Investments — Held to Maturity (“HTM”), at amortized cost	—	4,266
Loans, net of allowance for loan losses of $5,566 and $5,171 as of September 30, 2009 and December 31, 2008, respectively	183,069	194,785
Premises and equipment, net	1,096	1,239
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,791	4,002
Accrued interest and other assets	1,119	4,342
Total Assets	$257,915	$259,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$58,117	$40,287
Interest-bearing deposits:
Interest-bearing checking (“NOW”)	12,754	8,195
Savings and money market	44,414	52,096
Certificates of deposit less than $100	4,592	1,862
Certificates of deposit of $100 or greater	68,872	51,847
Total deposits	188,749	154,287
Other borrowings	16,500	46,500
Accrued interest and other liabilities	2,088	1,519
Total Liabilities	207,337	202,306

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,396,724 and 10,369,298 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	104	103
Additional paid-in capital	63,409	63,006
Accumulated deficit	(9,405)	(5,094)
Accumulated comprehensive income	1,094	841
Treasury stock at cost — 1,065,381 and 359,400 shares at September 30, 2009 and December 31, 2008, respectively	(4,624)	(1,808)

Total Stockholders’ Equity	50,578	57,048
Total Liabilities and Stockholders’ Equity	$257,915	$259,354

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and fee income on:
Loans	$2,372	$2,864	$7,229	$8,773
Investments	473	592	1,629	1,634
Other	32	46	84	240
Total interest and fee income	2,877	3,502	8,942	10,647

Interest expense on:
Deposits	229	555	624	1,947
Borrowings	119	130	372	261
Total interest expense	348	685	996	2,208
Net interest income	2,529	2,817	7,946	8,439

Provision for loan losses	1,707	281	2,354	712
Net interest income after provision for loan losses	822	2,536	5,592	7,727

Non-interest income	301	157	776	329

Non-interest expenses:
Compensation and benefits	1,180	1,544	3,790	4,430
Occupancy	255	237	735	713
Professional fees	235	156	563	465
Technology	124	69	372	333
Marketing	47	45	164	191
FDIC assessments	83	25	282	79
Other operating expenses	395	396	1,275	1,151
Total non-interest expenses	2,319	2,472	7,181	7,362
(Loss) income before income taxes	(1,196)	221	(813)	694
Income tax provision	3,362	70	3,498	278
Net (loss) income	$(4,558)	$151	$(4,311)	$416

Basic (loss) earnings per share	$(0.50)	$0.02	$(0.47)	$0.04
Diluted (loss) earnings per share	$(0.50)	$0.01	$(0.47)	$0.04

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2007	10,215,634	$102	$62,018	$(3,577)	$69	—	$—	$58,612
Restricted stock issued	121,334	1	—	—	—	—	—	1
Net issuance of exercises of stock options, including tax benefit	30,000	—	150	—	—	—	—	150
Forfeiture of restricted stock	(31,170)	—	(54)	—	—	—	—	(54)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	693	—	—	—	—	693
Repurchased stock, net	—	—	—	—	—	(32,000)	(183)	(183)
Comprehensive income:
Net income	—	—	—	416	—	—	—	416
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	(21)	—	—	(21)
Total comprehensive income	—	—	—	416	(21)	—	—	395
Balance at September 30, 2008	10,335,798	$103	$62,807	$(3,161)	$48	(32,000)	$(183)	$59,614
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Restricted stock issued	100,750	1	—	—	—	—	—	1
Forfeiture of restricted stock	(73,324)	—	(139)	—	—	—	—	(139)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	542	—	—	—	—	542
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(63,381)	(260)	(260)
Repurchased stock, net	—	—	—	—	—	(642,600)	(2,556)	(2.556)
Comprehensive loss:
Net loss	—	—	—	(4,311)	—	—	—	(4,311)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	253	—	—	253
Total comprehensive loss	—	—	—	(4,311)	253	—	—	(4,058)
Balance at September 30, 2009	10,396,724	$104	$63,409	$(9,405)	$1,094	(1,065,381)	$(4,624)	$50,578

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(4,311)	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	249
Provision for deferred tax asset valuation allowance	3,498	—
Decrease in deferred tax asset	—	239
Increase in deferred tax liability	765	—
Provision for loan losses	2,354	712
Recoveries on previously charged-off loans	88	1
Amortization of deferred loan fees, net of costs	(117)	(63)
Non-cash stock compensation, net of forfeitures	403	639
Net gain on sales of AFS investment securities	(1)	(21)
Gain on sale of other real estate owned	(56)	(27)
Net accretion of discounts from AFS investment securities	(56)	(29)
Net accretion of discounts from HTM investment securities	—	(9)
Stock dividend from FHLB stock	—	(44)
(Increase) decrease in accrued interest and other assets	(395)	40
Decrease in accrued interest and other liabilities	(196)	(231)
Net cash provided by operating activities	2,262	1,872
Cash flows from investing activities:
Activity in AFS investment securities:
Purchases	(10,589)	(19,580)
Maturities and principal reductions	9,326	8,178
Proceeds from the sale of securities	9,344	3,521
Activity in HTM investment securities:
Purchases	—	(298)
Maturities and principal reductions	—	1,166
Loans funded, net of principal collections	9,391	(23,944)
Purchase of premises and equipment	(143)	(600)
Sale (purchase) of FRB stock and FHLB stock	211	(662)
Net cash provided by (used in) investing activities	17,540	(32,219)
Cash flows from financing activities:
Net increase in deposits	34,463	1,468
Proceeds from FHLB borrowings	2,000	30,500
Repayment of FHLB borrowings	(32,000)	(2,000)
Taxes paid on vesting of restricted stock	(260)	—
Exercise of stock options	—	151
Purchase of treasury stock	(2,556)	(115)
Net cash (used in) provided by financing activities	1,647	30,004
Increase (decrease) in cash and cash equivalents	21,449	(343)
Cash and cash equivalents, beginning of period	4,153	4,948
Cash and cash equivalents, end of period	$25,602	$4,605

Supplemental disclosure of non-cash investing activity:
Transfer of HTM securities to AFS securities	$3,707	$—

Supplemental disclosure of non-cash financing activity:
Amount payable on treasury stock repurchased	$—	$68

The accompanying notes are an integral part of these Unaudited Condensed Consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)

Summary of Significant Accounting Policies

Nature of Operation

In December 2007, 1st Century Bancshares, Inc. (“Bancshares”) was incorporated in the state of Delaware and commenced operations as a bank holding company by acquiring all of the outstanding shares of 1st Century Bank, National Association (the “Bank”) in a one bank holding company reorganization. The reorganization and combination of Bancshares with the Bank was effected in a manner similar to a pooling of interests through the combination of equity interests under common control. This corporate structure gives Bancshares and the Bank greater flexibility in terms of operations, expansion, and diversification.  Bancshares is subject to the regulations of and periodic examinations by the Board of Governors of the Federal Reserve System, which is Bancshares’s federal regulatory agency.

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

Basis of Presentation

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification, ASC 105-10, Generally Accepted Accounting Principles – Overall, (“ASC 105-10”).  In accordance with ASC 105-10, the FASB Accounting Standards Codification, (the “Codification”), is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative.  All references to nonauthoritative literature have been updated to reference the applicable sections of the Codification.  Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASU”).  FASB will not consider ASUs as authoritative in their own right; ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.

The accompanying Unaudited Condensed Consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in stockholders’ equity and cash flows in conformity with GAAP. However, these interim Unaudited Condensed Consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, and changes in stockholders’ equity and comprehensive income and cash flows, for the interim periods presented. These Unaudited Condensed Consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, under the Securities and Exchange Act of 1934, the Exchange Act.  The Unaudited Condensed Consolidated financial statements include the accounts of Bancshares and the Bank.  All inter-company accounts and transactions have been eliminated.

Certain items in the 2008 Unaudited Condensed Consolidated financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-earning deposits at other financial institutions with original maturities less than 90 days and federal funds sold. In general, federal funds are sold for one day and returned the next business day.

Investment Securities

In accordance with FASB Accounting Standards Codification 320-10, Investments – Debt and Equity Securities – Overall, (“ASC 320-10”) securities are classified in three categories. Debt securities that management has a positive intent and ability to hold to maturity are classified as “Held to Maturity” or “HTM” and are recorded at amortized cost. Debt and equity securities bought and held principally for the purpose of selling in the near term are classified as “Trading” securities and are measured at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as “Held to Maturity” or “Trading” with readily determinable fair values are classified as “Available for Sale” or “AFS” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company uses estimates from third parties in arriving at fair value determinations which are derived in accordance with fair value measurement standards.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. In accordance with ASC 320-10 declines in the fair value of investment securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

The Bank is a member of the Federal Reserve System (“Fed” or “FRB”).  FRB stock is carried at cost and is considered a nonmarketable equity security.  Cash dividends from the FRB are reported as income on an accrual basis.

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

The Company also evaluates loans for impairment, when principal and interest is not expected to be collected in accordance with the contractual terms of the loan agreement. The Company analyzes loans for impairment on a loan by loan basis, using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that experience insignificant payment delays or payment shortfalls are generally not considered to be impaired.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data and the loss experience of other financial institutions because the Company began operations in March 2004 and lacks historical data from the performance of loans in its loan portfolio.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. The Company may establish a specific allowance for loan losses on certain impaired loans in accordance with ASC 310-10, Receivables - Overall.  In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of September 30, 2009 is adequate to absorb known and inherent risks in the loan portfolio.

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

The Company had previously established a deferred tax asset of $3.4 million for deductible temporary differences, the majority of which was represented by future tax benefits realizable from the loan loss provision and the cumulative net operating loss (“NOL”) for tax purposes.  For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the loan loss provision.  For federal tax purposes, the Company’s NOL carryforwards expire beginning in 2024, and for California tax purposes, the Company’s NOL carryforwards expire beginning in 2014.  Under GAAP, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.  At September 30, 2009, management determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  Therefore, management believed that a 100% valuation allowance against the deferred tax assets was needed and recorded a valuation allowance of $3.4 million as income tax expense.

At September 30, 2009 and December 31, 2008, the Company did not have any tax benefit disallowed under ASC 740-10, Income Taxes – Overall (“ASC 740-10”).  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Earnings (Loss) per Share

The Company reports both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  However, dilutive loss per share is not adjusted for potentially dilutive common shares when a net loss occurs because conversion of potentially dilutive common shares is antidilutive.

	Three Months Ended September 30,
(dollars in thousands)	2009	2008

Net (loss) income	$(4,558)	$151
Average number of common shares outstanding	9,081,213	9,947,847
Effect of dilutive options	—	73,098
Effect of dilution of restricted stock	—	246,362
Average number of common shares outstanding used to calculate diluted earnings per common share	9,081,213	10,267.307

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008

Net (loss) income	$(4,311)	$416
Average number of common shares outstanding	9,206,756	9,928,063
Effect of dilutive options	—	124,733
Effect of dilution of restricted stock	—	230,698
Average number of common shares outstanding used to calculate diluted earnings per common share	9,206,756	10,283,494

There were 1,401,023 and 1,397,096 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the three and nine months ended September 30, 2009, respectively.  There were 374,073 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the three and nine months ended September 30, 2008.

Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value under GAAP, and expands the required disclosures about fair value measurement.  This standard establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

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

Stock-Based Compensation

On October 20, 2005, the Board approved the acceleration of vesting for all of the then outstanding options.  As a result of the vesting acceleration under ASC 718-10, Compensation – Stock Compensation – Overall (“ASC 718-10”), 1.5 million options became exercisable immediately. However, as a condition of the acceleration, to avoid any unintended personal benefits to the Company’s directors and executive officers and provide an incentive for continued contributions to the long-term operation of the Company, the Company also imposed restrictions on the sale of the shares underlying the accelerated options held by directors and executive officers. These restrictions prevent the sale of any stock obtained through the exercise of the accelerated options prior to the lapse of the specified restriction periods that are intended to be equivalent to the original vesting schedules. At September 30, 2009, 1.0 million options of the 1.5 million options accelerated remain outstanding, of which no option is subject to restrictions on resale of any stock obtained through the exercise of the options.  No expense was recognized per ASC 718-10 for the three and nine months ended September 30, 2009 and 2008.  Future non-cash stock compensation related to the acceleration of the vesting may fluctuate as a result of changes in management’s estimate due to unforeseen changes in the employment status of option holders.

No stock options were granted during the three and nine months ended September 30, 2009 and 2008.

The Company granted several restricted stock awards to directors, employees, and a vendor under the 1st Century Bancshares 2005 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The restricted stock awards, accounted for under ASC 718-10, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

Recent Accounting Pronouncements

In June 2009, the FASB issued the following Statements which pursuant to ASC 105 remain authoritative until such time that each is integrated into the Codification:

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

(2)

Investments

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at September 30, 2009 and December 31, 2008:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$3,500	$—	$—	$3,500
Mortgage-backed Securities	37,584	1,849	—	39,433
Collateralized Mortgage Obligations	295	10	—	305
Total	$41,379	$1,859	$—	$43,238

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Mortgage-backed Securities	41,349	1,417	(1)	42,765
Collateralized Mortgage Obligations	3,789	94	(81)	3,802
Total	$45,138	$1,511	$(82)	$46,567

	December 31, 2008
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Held to Maturity
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Mortgage-backed Securities	1,001	15	—	1,016
Collateralized Mortgage Obligations	3,115	3	(263)	2,855
Total	$4,266	$18	$(263)	$4,021

In June 2009, one of the Company’s Available for Sale investment securities, which is denominated with collateralized mortgage obligations issued by a private issuer, was downgraded by investment rating agencies.  As a result of this increased credit exposure, the Company transferred all of its Held to Maturity securities to Available for Sale.  This transfer enhances the Company’s ability to manage the entire investment portfolio and to restructure the portfolio mix in response to changing economic conditions.  In accordance with ASC 320-10, the securities transferred were accounted for at fair value.  At the date of transfer, the fair value of the Held to Maturity securities transferred totaled $3.7 million.  The net unrealized losses of $141,000 for all securities transferred were reported in accumulated comprehensive income within stockholders’ equity.

There were no transfers between investment categories during the three and nine months ended September 30, 2008.

The Company sold eight Available for Sale securities totaling $9.3 million during the nine months ended September 30, 2009, which included the previously aforementioned downgraded Available for Sale security, resulting in a net gain of $1,000.  The net gain of $1,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

The Company sold one Available for Sale security totaling $3.5 million during the nine months ended September 30, 2008 resulting in a gain of $21,000.  The gain of $21,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

The Company did not have any investment securities categorized as “Trading” at September 30, 2009 or December 31, 2008.

Unrealized gains on investment securities Available for Sale totaling $1.9 million were recorded net of tax of $765,000 as accumulated comprehensive income within stockholders’ equity at September 30, 2009.  Net unrealized gains on investment securities Available for Sale totaling $1.4 million were recorded net of tax of $588,000 as accumulated comprehensive income within stockholders’ equity at December 31, 2008.

Additionally, at September 30, 2009, the carrying amount of AFS securities pledged to the State of California Treasurer’s Office to secure certificates of deposits was $43.2 million.  At December 31, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure deposits received from them was $42.3 million.  Of the $42.3 million pledged securities, $40.9 million was designated Available for Sale and $1.4 million was designated Held to Maturity.  Deposits from the State of California were $39.0 million and $34.0 million at September 30, 2009 and December 31, 2008, respectively.

(3)

Loans, Allowance for Loan Losses, and Non-performing Assets

Loans

As of September 30, 2009 and December 31, 2008, gross loans outstanding totaled $188.5 million and $200.0 million, respectively, within the following loan categories:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$89,998	47.7%	$104,990	52.5%
Real estate — residential mortgage	1,974	1.0%	1,983	1.0%
Real estate — commercial mortgage	58,501	31.0%	56,682	28.3%
Real estate — land and construction	17,478	9.3%	17,371	8.7%
Home equity	13,858	7.4%	11,804	5.9%
Consumer and other (2)	6,736	3.6%	7,153	3.6%
Loans, gross	188,545	100.0%	199,983	100.0%
Net deferred cost (unearned fee)	90		(27)
Less — allowance for loan losses	(5,566)		(5,171)
Loans, net	$183,069		$194,785

(1)

Unsecured commercial loan balances were $18.0 million and $23.9 million at September 30, 2009 and December 31, 2008, respectively.

(2)

Unsecured consumer loan balances were $2.4 million and $4.1 million at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, substantially all of the Company’s loan customers are located in Southern California.

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Beginning balance	$4,733	$2,639	$5,171	$2,369
Provision for loan losses	1,707	281	2,354	712
Charge-offs:
Commercial	(547)	—	(547)	—
Real estate-residential mortgage	—	—	—	(149)
Real estate-commercial mortgage	—	—	—	—
Consumer and other	(349)	—	(1,500)	(12)
Total charge-offs	(896)	—	(2,047)	(161)
Recoveries	22	1	88	1
Ending balance	$5,566	$2,921	$5,566	$2,921

An allowance for probable losses on undisbursed commitments to extend credit of $203,000 at September 30, 2009 and December 31, 2008 is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $63.2 million and $75.3 million at September 30, 2009 and December 31, 2008, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in accrued interest and other liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Non-performing Assets

The following table sets forth non-accrual loans and other real estate owned at September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual loans:
Commercial	$3,187	$—
Real estate-residential mortgage	607	607
Real estate-commercial mortgage	8,619	3,435
Consumer and other	150	1,650
Total non-accrual loans	12,563	5,692

Other real estate owned (“OREO”)	—	162

Total non-performing assets	$12,563	$5,854

Non-performing assets to gross loans and OREO	6.66%	2.92%
Non-performing assets to total assets	4.81%	2.26%

At September 30, 2009 and December 31, 2008, the recorded investment in impaired loans was $12.6 million and $5.7 million, respectively.  At September 30, 2009, the Company established a $580,000 specific allowance for loan losses on the impaired loans.  The average outstanding balance of impaired loans for the nine months ended September 30, 2009 and September 30, 2008 was $6.6 million and $0, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three and nine months ended September 30, 2009 or 2008.

(4)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at September 30, 2009 and December 31, 2008 are comprised of the following:

(dollars in thousands)	September 30, 2009	December 31, 2008
Leasehold improvements	$906	$977
Furniture & equipment	1,288	1,183
Software	439	330
Total	2,633	2,490
Accumulated depreciation	(1,537)	(1,251)
Premises and equipment, net	$1,096	$1,239

Depreciation and amortization included in occupancy expense for the three and nine months ended September 30, 2009 amounted to $99,000 and $286,000, respectively.  Depreciation and amortization included in occupancy expense for the three and nine months ended September 30, 2008 amounted to $87,000 and $249,000, respectively.

(5)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing demand deposits	$58,117	30.8%	$40,287	26.1%
Interest-bearing checking	12,754	6.8%	8,195	5.3%
Savings and money market	44,414	23.5%	52,096	33.8%
Certificates of deposit	73,464	38.9%	53,709	34.8%
Total	$188,749	100.0%	$154,287	100.0%

The aggregate amount of certificates of deposit of $100,000 or more at September 30, 2009 and December 31, 2008 was $68.9 million and $51.8 million respectively.  At September 30, 2009, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 20.7% of total deposits. The State of California Treasurer’s Office deposits are scheduled to mature as follows:  $6 million on December 18, 2009; $5 million on January 6, 2010; $10 million on January 7, 2010; $2 million on February 18, 2010; $6 million on February 26, 2010; and $10 million on March 3, 2010  The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

The Company began utilizing the Certificate of Deposit Accounts Registry Service (“CDARS”) deposit program in January 2009. CDARS is a deposit swapping service that enables banks to provide their customers with Federal Deposit Insurance Corporation (“FDIC”) insurance for deposits that exceed FDIC insurance limits. CDARS allows banks to exchange customer deposits with one another (in sub-$250,000 increments) so that their customers can obtain FDIC protection while the banks can utilize the full amount of the large deposits for funding loans and adding liquidity. At September 30, 2009, the Company had $9.5 million of  CDARS reciprocal deposits, which represented 5.0% of total deposits.

The Company did not have any CDARS deposits at December 31, 2008.

At September 30, 2009, the maturity distribution of certificates of deposit of $100,000 or more, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $62.3 million maturing in six months or less and $6.6 million maturing in six months to one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at September 30, 2009.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$49,062	$307	$—
1.00% to 1.99%	10,878	2,143	4,000
2.00% to 2.99%	6,028	550	—
3.00% to 3.99%	496	—	—
Total	$66,464	$3,000	$4,000

(6)

Other Borrowings

At September 30, 2009, the Company did not have a borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility secured by investment securities with the FHLB at December 31, 2008.

At September 30, 2009, the Company had a $45.6 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company did not have any outstanding overnight borrowings with the FHLB at September 30, 2009.  The Company had $32.0 million in outstanding overnight borrowings under this borrowing/credit facility at a rate of 0.05% with the FHLB at December 31, 2008.

The following table summarizes the outstanding term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2009 and December 31, 2008 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2009	December 31, 2008

January 19, 2010	3.21%	$5,000	$5,000
May 10, 2010	2.97%	1,500	1,500
July 12, 2010	3.38%	2,000	2,000
August 20, 2010	3.38%	2,000	2,000
September 8, 2010	3.25%	2,000	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	—
	Total	$16,500	$14,500

At September 30, 2009, the Company also had $27.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2009 or December 31, 2008.

(7)

Commitment and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying Unaudited Condensed Consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $61.5 million and $73.9 million in commitments to extend credit to customers and $1.7 million and $1.2 million in standby/commercial letters of credit at September 30, 2009 and December 31, 2008, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $90,000 and $50,000 as of September 30, 2009 and December 31, 2008, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $115,000 and $331,000 for the three and nine months ended September 30, 2009, respectively, and $116,000 and $355,000 for the three and nine months ended September 30, 2008, respectively.

The projected minimum rental payments under the term of the leases at September 30, 2009 are as follows (dollars in thousands):

Years ending December 31,
2009 (October — December)	$148
2010	597
2011	603
2012	632
2013	639
Thereafter	705
$3,324

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2009 and December 31, 2008, the Company did not have any litigation that management believes will have a material impact on the Unaudited Condensed Consolidated Balance Sheets or Unaudited Condensed Consolidated Statements of Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures (dollars in thousands).

Years ending December 31,
2009 (October — December)	$144
2010	388
2011	198
2012	99
2013	34
Thereafter	6
$869

(8)

Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  During the nine months ended September 30, 2009, 642,600 shares were repurchased as treasury stock in the open market at a cost ranging from $3.69 to $4.14 per share.  As of September 30, 2009, the Company had $636,000 remaining for the repurchase of common shares under the stock repurchase program.  The Company’s stock repurchase program expires in September 2010.

(9)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009, Using
(dollars in thousands)	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale securities	$43,238	$—	$43,238	$—

AFS securities — Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009, Using
(dollars in thousands)	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,834	$—	$10,834	$—

Impaired loans — A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent.  At September 30, 2009, the Company used the fair value of the collateral (net of estimated costs to sell) for all measurements of impairment.  This methodology is considered to be a fair value measurement that the Company considers a Level 2 measurement because the Company relies upon third-party appraisals of real properties.

(10)

Estimated Fair Value Information

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many cases, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. ASC 825-10, Financial Instruments – Overall, or ASC 825-10, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent.

Off-balance sheet credit-related instruments

The fair values of commitments, which include standby letters of credit and commercial letters of credit, are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The related fees are not considered material to the Company’s financial statements as a whole and the fair market value of the Company’s off-balance sheet credit-related instruments cannot be readily determined.

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

Other borrowings

The fair values of overnight FHLB advances are considered to be equivalent to the carrying amount due to the short-term maturity.  The fair values of term FHLB advances are estimated based on the rates currently offered by the FHLB for advances with similar interest rates and remaining maturities.

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

Summary

The estimated fair value and carrying amounts of the financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$25,602	$25,602	$4,153	$4,153
Investment securities	43,238	43,238	50,833	50,588
Federal Reserve Bank stock	1,511	1,511	1,797	1,797
Federal Home Loan Bank stock	2,280	2,280	2,205	2,205
Loans, net	183,069	182,925	194,785	194,835
Accrued interest receivable	775	775	811	811

Liabilities
Non-interest-bearing deposits	$58,117	$58,117	$40,287	$40,287
Interest-bearing deposits	130,632	130,634	114,000	114,000
Other borrowings	16,500	16,500	46,500	46,500
Accrued interest payable	161	161	134	134

(11)

Non-interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Loan arrangement fees	$219	$114	$506	$182
Loan syndication fees	—	—	—	2
Service charges and other operating income	40	16	213	97
Gain on sale of other real estate owned	56	27	56	27
Net (loss) gain on sale of AFS securities	(14)	—	1	21
Total non-interest income	$301	$157	$776	$329

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

The restricted stock awards, accounted for under ASC 718-10, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the Unaudited Condensed Consolidated Statement of Income related to the restricted stock awards, net of estimated forfeitures, was $134,000 and $403,000 for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2008, the non-cash stock compensation expense recognized in the Unaudited Condensed Consolidated Statement of Income related to restricted stock awards, net of estimated forfeitures, was $246,000 and $639,000, respectively.

The following table reflects the activities related to restricted stock awards for the nine months ended September 30, 2009 and 2008, respectively.

Non-vested Shares of Restricted Stock

Under the Equity Incentive Plan

	Nine Months Ended September 30,
	2009		2008
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	366,278	$6.90	301,750	$7.59
Granted	100,750	3.95	117,334	5.90
Vested	(54,690)	8.39	(34,885)	7.54
Forfeited and surrendered	(99,694)	6.28	(27,170)	7.54
Ending balance	312,644	$5.89	357,029	$7.05

The intrinsic value of restricted stock vested during the nine months ended September 30, 2009 and 2008 was $209,000 and $200,000, respectively.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the nine months ended September 30, 2009 and 2008.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 4.41 and 5.41 years at September 30, 2009 and 2008, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at September 30, 2009 and 2008.

The following table represents the status of all option shares and the exercise price thereof for the Director and Employee Stock Option Plan for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
	2009		2008
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,105,673	$6.01	1,155,673	$5.96
Granted	—	—	—	—
Exercised	—	—	(30,000)	5.00
Cancelled	(60,000)	5.25	—	—
Ending Balance	1,045,673	$6.05	1,125,673	$5.99

The remaining contractual life of the Director and Employee Stock Options outstanding was 4.89 and 5.80 years at September 30, 2009 and 2008, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at September 30, 2009 and 2008.

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2009 was zero.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $4.10 on September 30, 2009, and the exercise prices multiplied by the number of options outstanding.  If the Company’s closing stock price is lower than the exercise price, the intrinsic value is zero.  The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2008 was $692,000.

The following tables detail the amount of shares authorized and available under all stock plans as of September 30, 2009:

2004 Founder Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,200,000	153,173	312,644	734,183

(13)

Income Taxes

The income tax provision for the three months ended September 30, 2009 was $3.4 million compared to an income tax provision of $70,000 for the three months ended September 30, 2008.  The income tax provision for the nine months ended September 30, 2009 was $3.5 million compared to an income tax provision of $278,000 for the nine months ended September 30, 2008.  The tax rate for the three and nine months ended September 30, 2008 was 31.7% and 40.1%, respectively.

The Company had previously established a deferred tax asset of $3.4 million, the majority of which was represented by future tax benefits realizable from the loan loss provision and the cumulative NOL for tax purposes.  At September 30, 2009, management conducted a quarterly assessment of the realizability of the deferred tax asset by considering both positive and negative evidence related to the Company’s ability to generate sufficient taxable income in the near-term.  At September 30, 2009, management determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset largely based on the evidence of cumulative losses in the current year-to-date and prior two fiscal years, as a result of increased loan loss provisions.  Therefore, management believes that a 100% valuation allowance against the deferred tax asset was needed.  As a result, a valuation allowance of $3.4 million was recorded as income tax expense for the three and nine months ended September 30, 2009.

(14)

Subsequent Events

Management has evaluated subsequent events through November 13, 2009, the date which this Quarterly Report on Form  10-Q was filed with the SEC.  There were no subsequent events requiring disclosure through November 13, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information currently available to management.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; management’s ability to manage the Company’s operations and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the Unaudited Condensed Consolidated financial statements in Item 1 of this Form 10-Q for the quarter ended September 30, 2009 and Note 1 to the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008.  The Company believes that the following estimates and assumptions require management’s subjective judgments and are important to the portrayal of its financial condition and results of operations. These estimates and assumptions help form the basis for the accounting policies which are deemed to be critical to the Company.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in its loan portfolio. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary materially from the estimates. No assurance can be given that the current economic recession or adverse future economic conditions will not lead to delinquent loans, further increases in the provision for loan losses and/or additional charge-offs of loans. Management believes that the allowance as of September 30, 2009 is adequate to absorb known and inherent risks in the loan portfolio.

The Company had previously established a deferred tax asset of $3.4 million, the majority of which was represented by future tax benefits realizable from the loan loss provision and the cumulative NOL for tax purposes.  At September 30, 2009, management conducted a quarterly assessment of the realizability of the deferred tax asset by considering both positive and negative evidence related to the Company’s ability to generate sufficient taxable income in the near-term.  Positive evidence includes the probable taxable income in future periods, the extended duration of the Company’s NOL carryforward periods, and the Company’s sustainable capital base.  For federal tax purposes, the NOL carryforwards expire beginning in 2024, and for California tax purposes, the NOL carryforwards expire beginning in 2014.  Negative evidence includes a loss for the nine months ended September 30, 2009, cumulative losses in the current year-to-date and prior two fiscal years, and the general economic downturn.  At September 30, 2009, management determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset largely based on the evidence of cumulative losses in the current year-to-date and prior two fiscal years as a result of increased loan loss provisions.  In addition, although management in general believes that there will be future taxable income, no assurance can be given in light of the general economic downturn.  Therefore, management believes that a 100% valuation allowance against the deferred tax asset was needed.  As a result, a valuation allowance of $3.4 million was recorded as income tax expense.  This non-cash valuation allowance did not affect the Company’s cash flows or liquidity and did not have a significant effect on the Company’s regulatory capital ratios since a significant portion of the deferred tax asset had previously been excluded by regulation in the calculation of the regulatory capital ratios.  If, in the future, the Company generates taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in a reversal of a portion or all of the deferred tax asset valuation allowance.

The Company granted several restricted stock awards to directors, employees, and a vendor under the Equity Incentive Plan. The restricted stock awards, accounted for under ASC 718-10, are considered fixed awards as the number of shares and fair value is known at the date of grant and the value is amortized over the vesting and/or service period.

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

On August 26, 2009 the FDIC issued a final ruling on Financial Institution Letter 48-2009, Transaction Account Guarantee Extension (“FIL-48-2009”).  The final ruling extends TAGP until June 30, 2010, with an increase in annual fees from 10 basis points to as high as 25 basis points during the extension period, depending on the risk category assigned to the institution under the FDIC’s risk-base premium system.  Insured depository institutions currently participating in TAGP will have a one-time opportunity to opt out of the extended TAGP on or before November 2, 2009.  On September 9, 2009 the Company announced that the Bank has opted to stay in TAGP.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan to begin in the second quarter of 2009.  Effective April 1, 2009, the range of assessment rates changed from 12 to 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents to 12 to 45 cents for every $100 of domestic deposits, with most banks paying between 12 and 16 cents.  Additionally, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution did not exceed 10 basis points times the institution’s assessment base for the second quarter of 2009. At June 30, 2009, the Company recorded $99,000 of special assessment which was collected on September 30, 2009.  On September 29, 2009, the FDIC Board issued a NPR FIL-58-2009, Prepaid Assessments which would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009. No additional special assessments will be imposed in 2009.  On November 12, 2009, the FDIC Board approved the final rule on prepaid assessments.  Payment of the prepaid assessment, along with the payment of the Company’s regular third quarter assessment, will be due on December 30, 2009.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Interest Expense”, in this section for additional information on the monetary impact of the assessment rate change, the special assessment, and the proposed prepaid assessments on the Company’s financial condition, results of operations, and cash flows.

On October 23, 2009 the FDIC issued a final ruling on FIL-51-2009, Alternatives for Effectively Concluding Debt Guarantee Program (“DGP”).  The final ruling, the Amendment of the Debt Guarantee Program to Provide for the Establishment of a Limited Six-Month Emergency Guarantee Facility establishes a limited emergency guarantee facility.  For most insured depository institutions (“IDIs”) and other entities participating in the DGP, the DGP will conclude on October 31, 2009, with the FDIC's guarantee expiring no later than December 31, 2012.  To the extent that IDIs become unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control, the emergency guarantee facility will be available on an application basis.  In order to utilize the emergency guarantee facility, an entity must apply to, and receive prior approval from the FDIC.  If the application is approved, the FDIC will guarantee the applicant’s senior unsecured debt issued on or before April 30, 2010.  Debt guaranteed under the emergency guarantee facility will be subject to an annualized assessment rate equal to a minimum of 300 basis points,   As of September 30, 2009, the Company does not have any debt outstanding under the debt guarantee component of the TLGP.

Summary of the Results of Operations and Financial Condition

For the three and nine months ended September 30, 2009, the Company recorded net loss of $4.6 million or $0.50 per diluted share and net loss of $4.3 million or $0.47 per diluted share, respectively.  For the three and nine months ended September 30, 2008, net income was $151,000 or $0.01 per diluted share and $416,000 or $0.04 per diluted share, respectively.  The decrease in the Company’s earnings for the three months ended September 30, 2009 compared to September 30, 2008 was primarily the result of establishing a 100% valuation allowance of $3.4 million against the deferred tax asset recorded at September 30, 2009 and an increase in the provision for loan losses of $1.4 million from $281,000 to $1.7 million.  The decrease in the Company’s earnings for the nine months ended September 30, 2009 compared to September 30, 2008 was primarily the result of establishing a 100% valuation allowance of $3.4 million against the deferred tax asset recorded at September 30, 2009 and an increase in the provision for loan losses of $1.6 million from $712,000 to $2.4 million.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” in this section for additional information.

Total assets at September 30, 2009 were $257.9 million representing a decrease of $1.5 million or 0.6% from $259.4 million reported at December 31, 2008.  The decrease in total assets was primarily due to decreases in accrued interest and other assets, investments, and loans, net of allowance for loan losses and deferred costs/unearned fees, partially offset by an increase in cash and cash equivalents.  Accrued interest and other assets decreased 74.2% or $3.2 million to $1.1 million at September 30, 2009 compared to $4.3 million at December 31, 2008.  The decrease in accrued interest and other assets was primarily the result of establishing a 100% valuation allowance of $3.4 million against the deferred tax asset recorded at September 30, 2009.  Investments decreased 14.9% or $7.6 million to $43.2 million at September 30, 2009 compared to $50.8 million at December 31, 2008.  The decrease in investments was primarily due to sales of investments.  Loans, net of allowance for loan losses and net deferred costs/unearned fees, decreased 6.0% or $11.7 million to $183.1 million at September 30, 2009 compared to $194.8 million at December 31, 2008.  The decrease in loans was primarily due to loan payoffs and paydowns.  Cash and cash equivalents increased $21.4 million to $25.6 million at September 30, 2009 compared to $4.2 million at December 31, 2008, primarily due to increases in total deposits.  .  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” in this section for additional information on total assets.

Total deposits increased $34.4 million or 22.3% from $154.3 million at December 31, 2008 to $188.7 million at September 30, 2009.  The increase in deposits resulted primarily from an increase in certificates of deposit and non-interest-bearing demand deposits.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deposits” in this section for additional information on total deposits.

Average interest-earning assets increased $4.7 million or 2.0% from $241.3 million for the three months ended September 30, 2008 to $246.0 million for the three months ended September 30, 2009.  Average interest-earning assets increased $12.6 million or 5.3% from $237.8 million for the nine months ended September 30, 2008 to $250.4 million for the nine months ended September 30, 2009.  The increase in interest-earning assets when comparing September 30, 2009 to September 30, 2008 was due to growth in loans.  The weighted average interest rate on interest-earning assets decreased to 4.64% for the three months ended September 30, 2009 from 5.77% for the three months ended September 30, 2008.  The weighted average interest rate on interest-earning assets decreased to 4.77% for the nine months ended September 30, 2009 from 5.98% for the nine months ended September 30, 2008.

Set forth below are certain financial performance ratios and other financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Annualized return on average assets	(7.07)%	0.25%	(2.24)%	0.23%

Annualized return on average stockholders’ equity	(33.25)%	1.02%	(10.40)%	0.95%

Average Equity to Average Assets	21.26%	23.92%	21.54%	24.07%

Net interest margin	4.08%	4.64%	4.24%	4.74%

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

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities; and (2) the relationship between repricing or maturity of variable-rate and fixed-rate loans, securities, deposits and borrowings.

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield, interest income and net interest margin.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at September 30, 2009, as compared to 5.00% at September 30, 2008.  The FRB reduced the targeted federal funds rate by 175 basis points from September 30, 2008 to September 30, 2009.  The decrease in the targeted federal funds rate prompted the national prime rate to decrease 175 basis points from September 30, 2008 to September 30, 2009.  The Company currently believes it is reasonably possible the targeted federal funds rate and the national prime rate will remain flat in the near future and increase in the long term; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

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

For the three and nine months ended September 30, 2009, average interest-earning assets were $246.0 million and $250.4 million, respectively, generating net interest income of $2.5 million and $7.9 million, respectively. For the three and nine months ended September 30, 2008, average interest-earning assets were $241.3 million and $237.8 million, respectively, generating net interest income of $2.8 million and $8.4 million, respectively. The growth in earning assets was primarily in loans funded by an increase in deposits and borrowings.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) was 3.68% and 3.89%, respectively, for the three and nine months ended September 30, 2009 compared to 3.88% and 3.92%, respectively, for the three and nine months ended September 30, 2008.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.08% and 4.24%, respectively, for the three and nine months ended September 30, 2009 and 4.64% and 4.74%, respectively, for the three and nine months ended September 30, 2008.

The net interest margin decreased 56 basis points comparing the three months ended September 30, 2009 to the three months ended September 30, 2008.  The decrease in net interest margin was primarily due to a decrease in yield on earning assets of 1.13%, partially offset by a decrease of 0.93% in rate paid for interest-bearing deposits and borrowings and an increase of $14.3 million of average demand deposits.  The decrease in yield on earning assets was primarily the result of a 1.16% decrease in loan yield which was principally the result of the prime rate decreasing 1.75% from September 30, 2008 to September 30, 2009.  Interest foregone on non-accrual loans totaled $172,000, resulting in a 0.28% reduction in the net interest margin for the three months ended September 30, 2009.  There were no non-accrual loans during the three months ended September 30, 2008.

The net interest margin decreased 50 basis points comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.  The decrease in net interest margin was primarily due to a decrease in yield on earning assets of 1.21%, partially offset by a decrease of 1.18% in rate paid for interest-bearing deposits and borrowings and an increase of $9.2 million of average demand deposits.  The decrease in yield on earning assets was primarily the result of a 1.48% decrease in loan yield which was principally the result of the prime rate decreasing 1.75% from September 30, 2008 to September 30, 2009.  Interest foregone on non-accrual loans totaled $406,000, resulting in a 0.22% reduction in the net interest margin for the nine months ended September 30, 2009.  There were no non-accrual loans during the nine months ended September 30, 2008.

The following table sets forth the Company’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$1,383	$1	0.25%	$278	$1	1.99%
Interest-earning deposits at other financial institutions	4,887	2	0.14%	89	—	1.29%
U.S. Gov’t Treasuries	1,629	1	0.12%	151	1	1.75%
U.S. Gov’t and federal agencies	—	—	—%	117	1	5.06%
Mortgage-backed Securities and CMO’s	40,457	472	4.63%	48,056	590	4.88%
Federal Reserve Bank stock	1,620	25	6.09%	1,797	28	6.10%
Federal Home Loan Bank stock	2,280	5	0.83%	1,277	17	5.39%
Loans (1) (2)	193,774	2,371	4.85%	189,516	2,864	6.01%
Earning assets	246,030	2,877	4.64%	241,281	3,502	5.77%
Other assets	9,820			6,287
Total assets	$255,850			$247,568
Liabilities & Equity
Interest-bearing checking (“NOW”)	$11,682	9	0.29%	$10,111	17	0.67%
Money market deposits	49,596	87	0.70%	55,815	182	1.30%
Savings	514	—	0.10%	524	—	0.21%
Certificates of deposit	65,363	133	0.81%	58,004	356	2.44%
Borrowings	16,673	119	2.83%	19,938	130	2.59%
Total interest-bearing deposits and borrowings	143,828	348	0.96%	144,392	685	1.89%
Demand deposits	56,243			41,926
Other liabilities	1,387			2,023
Total liabilities	201,458			188,341
Equity	54,392			59,227
Total liabilities & equity	$255,850			$247,568

Net interest income / spread		$2,529	3.68%		$2,817	3.88%

Net interest margin			4.08%			4.64%

(1)

Includes net loan origination expense of $59,000 and net loan fee income of $59,000 for the three months ended September 30, 2009 and 2008, respectively.

(2)

Includes average non-accrual loans of $9.7 million and zero for the three months ended September 30, 2009 and 2008, respectively.

The following table sets forth the Company’s average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$490	$1	0.25%	$4,919	$111	3.02%
Interest-earning deposits at other financial institutions	1,741	2	0.15%	146	4	3.34%
U.S. Gov’t Treasuries	648	1	0.20%	91	2	2.50%
U.S. Gov’t and federal agencies	—	—	—%	1,945	76	5.22%
Mortgage-backed Securities and CMO’s	45,237	1,628	4.81%	43,440	1,556	4.79%
Federal Reserve Bank stock	1,684	76	6.07%	1,760	80	6.09%
Federal Home Loan Bank stock	2,276	5	0.28%	1,129	45	5.29%
Loans (1) (2)	198,312	7,229	4.87%	184,419	8,773	6.35%
Earning assets	250,388	8,942	4.77%	237,849	10,647	5.98%
Other assets	6,877			6,118
Total assets	$257,265			$243,967
Liabilities & Equity
Interest-bearing checking (“NOW”)	$11,196	22	0.26%	$8,723	33	0.50%
Money market deposits	48,244	237	0.66%	58,750	702	1.60%
Savings	390	—	0.10%	446	1	0.24%
Certificates of deposit	60,252	365	0.81%	61,960	1,211	2.61%
Borrowings	30,706	372	1.62%	13,031	261	2.67%
Total interest-bearing deposits and borrowings	150,788	996	0.88%	142,910	2,208	2.06%
Demand deposits	49,848			40,638
Other liabilities	1,223			1,691
Total liabilities	201,859			185,239
Equity	55,406			58,728
Total liabilities & equity	$257,265			$243,967

Net interest income / spread		$7,946	3.89%		$8,439	3.92%

Net interest margin			4.24%			4.74%

(1)

Includes net loan origination expense of $39,000 and net loan fee income of $124,000 for the nine months ended September 30, 2009 and 2008, respectively.

(2)

Includes average non-accrual loans of $6.6 million and zero for the nine months ended September 30, 2009 and 2008, respectively.

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

	Three Months Ended September 30,
	2009 Compared to 2008
	Increase (Decrease)
	due to Changes in:
			Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$6	$(6)	$—
Interest-earning deposits at other financial institutions	14	(12)	2
U.S. Gov’t Treasuries	6	(6)	—
U.S. Gov’t and federal agencies	(1)	—	(1)
Mortgage-backed Securities and CMO’s	(92)	(26)	(118)
Federal Reserve Bank stock	(3)	—	(3)
Federal Home Loan Bank stock	14	(26)	(12)
Loans	72	(565)	(493)
Total increase (decrease) in interest income	16	(641)	(625)
Interest expense:
Interest-bearing checking (“NOW”)	3	(11)	(8)
Savings and money market deposits	(20)	(75)	(95)
Certificates of deposit	(87)	(136)	(223)
Borrowings	(21)	10	(11)
Total increase (decrease) in interest expense	(125)	(212)	(337)
Net increase (decrease) in net interest income	$141	$(429)	$(288)

	Nine Months Ended September 30,
	2009 Compared to 2008
	Increase (Decrease)
	due to Changes in:
	Total
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income:
Federal funds sold	$(100)	$(10)	$(110)
Interest-earning deposits at other financial institutions	40	(42)	(2)
U.S. Gov’t Treasuries	10	(11)	(1)
U.S. Gov’t and federal agencies	(76)	—	(76)
Mortgage-backed Securities and CMO’s	63	9	72
Federal Reserve Bank stock	(4)	—	(4)
Federal Home Loan Bank stock	45	(85)	(40)
Loans	653	(2,197)	(1,544)
Total increase (decrease) in interest income	631	(2,336)	(1,705)
Interest expense:
Interest-bearing checking (“NOW”)	9	(20)	(11)
Savings and money market deposits	(126)	(340)	(466)
Certificates of deposit	(192)	(654)	(846)
Borrowings	354	(243)	111
Total increase (decrease) in interest expense	45	(1,257)	(1,212)
Net increase (decrease) in net interest income	$586	$(1,079)	$(493)

Non-Interest Income

Non-interest income primarily consists of loan arrangement fees, and service charges and other operating income.  Non-interest income was $301,000 for the three months ended September 30, 2009 compared to $157,000 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, non-interest income was $776,000 and $329,000, respectively.

The increase in non-interest income of $144,000 for the three months ended September 30, 2009 as compared to the same period in the prior year was primarily due to an increase in loan arrangement fees from $114,000 for the three months ended September 30, 2008 to $219,000 for the three months ended September 30, 2009 and an increase in service charges and other operating income from $16,000 for the three months ended September 30, 2008 to $40,000 for the three months ended September 30, 2009.  During the three months ended September 30, 2009, the Company sold other real estate owned and recorded a gain of $56,000.  During the three months ended September 30, 2008, the Company sold other real estate owned for $370,000, resulting in a gain of $27,000.  The increase in non-interest income of $447,000 for the nine months ended September 30, 2009 as compared to the same period in the prior year was primarily due to an increase in loan arrangement fees from $182,000 for the nine months ended September 30, 2008 to $506,000 for the nine months ended September 30, 2009 and an increase in service charges and other operating income from $97,000 for the nine months ended September 30, 2008 to $213,000 for the nine months ended September 30, 2009.

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

Non-Interest Expense

Non-interest expense was $2.3 million for the three months ended September 30, 2009 compared to $2.5 million for the three months ended September 30, 2008, representing a decrease of $153,000, or 6.2%.  Non-interest expense was $7.2 million for the nine months ended September 30, 2009 compared to $7.4 million for the nine months ended September 30, 2008, representing a decrease of $181,000, or 2.5%.

Compensation and benefits decreased $364,000 or 23.6%, to $1.2 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008.  The decrease was primarily due to an increase in deferred origination costs of $109,000, and decreases in non-cash stock compensation expense, incentive compensation accrual, and health and dental insurance expenses of $96,000, $63,000, and $46,000, respectively.  Compensation and benefits decreased $640,000 or 14.4%, to $3.8 million for the nine months ended September 30, 2009 from $4.4 million for the nine months ended September 30, 2008.  The decrease was primarily due to an increase in deferred origination costs of $151,000 and decreases in incentive compensation accrual and non-cash stock compensation expense of $299,000 and $215,000, respectively.

Occupancy expenses were $255,000 and $237,000 for the three months ended September 30, 2009 and 2008, respectively.  The increase of $18,000 primarily related to an increase of $13,000 in depreciation and amortization expense.  Occupancy expenses were $735,000 and $713,000 for the nine months ended September 30, 2009 and 2008, respectively.  The increase was primarily related to an increase in depreciation and amortization expense of $39,000, partially offset by a decrease in rental expense of $24,000 as a result of the final settlement of the lease abandonment for the loan production office in the South Bay area of Los Angeles County.

Professional fees increased $79,000 to $235,000 for the three months ended September 30, 2009 compared to $156,000 for the three months ended September 30, 2008. The increase was due to increases in legal fees of $39,000, consulting fees of $29,000, and audit and compliance costs of $11,000.  Professional fees increased $98,000 to $563,000 for the nine months ended September 30, 2009 compared to $465,000 for the nine months ended September 30, 2008.  The increase was due to increases in consulting, audit and compliance costs, and legal fees of $49,000, $30,000, and $19,000, respectively.

Technology expense increased $55,000, primarily related to an increase in data processing expense of $66,000, partially offset by the absence of system upgrade expense for the three months ended September 30, 2009 compared to $8,000 for the three months ended September 30, 2008.  Technology expense increased $39,000, primarily related to an increase in data processing expense of $178,000, offset by the absence of system upgrade expense for the nine months ended September 30, 2009 compared to $109,000 for the nine months ended September 30, 2008, and $28,000 of lower online banking and website expense and ATM expenses.  The 2008 system upgrade expense was related to the core system conversion in May 2008.  Data processing expense was higher in 2009 due to the incremental cost of the new core system.

Marketing expense increased $2,000 to $47,000 from $45,000 for the three months ended September 30, 2009 and 2008, respectively.  Marketing expense decreased $27,000 to $164,000 from $191,000 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease was primarily related to lower business development expense.

FDIC assessments increased $58,000 to $83,000 for the three months ended September 30, 2009 compared to $25,000 for the three months ended September 30, 2008.  The increase was primarily due to an increase in the assessment rate.  FDIC assessments increased $203,000 to $282,000 for the nine months ended September 30, 2009 compared to $79,000 for the nine months ended September 30, 2008.  The increase was primarily due to an increase in the assessment rate, as well as a $99,000 special assessment related to the final ruling adopted by the FDIC on May 22, 2009 which provides for a special assessment on each insured depository institution as of June 30, 2009.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Market Developments, FDIC Insurance”, in this section for additional information on the special assessment.

Other operating expense was $395,000 and $396,000 for the three months ended September 30, 2009 and 2008, respectively. Other operating expense increased $124,000 to $1.3 million for the nine months ended September 30, 2009 compared to $1.2 million for the nine months ended September 30, 2008. Other operating expense increased primarily due to increases of $257,000 of student loan servicing costs related to a new student loan program started in the third quarter of 2008 and $102,000 in Delaware franchise tax, partially offset by a decrease of $209,000 in stockholders’ relation expense.  The higher stockholders’ relation expense in the nine months ended September 30, 2008 was primarily related to the Company’s proxy solicitation for its contested election of directors at the 2008 annual meeting of stockholders.

Income Tax Provision

The income tax provision for the three months ended September 30, 2009 was $3.4 million compared to an income tax provision of $70,000 for the three months ended September 30, 2008.  The income tax provision for the nine months ended September 30, 2009 was $3.5 million compared to an income tax provision of $278,000 for the nine months ended September 30, 2008.  A 100% valuation allowance was provided against the deferred tax asset at September 30, 2009.  The valuation allowance of $3.4 million was recorded as income tax expense.  The tax rate for the three and nine months ended September 30, 2008 was 31.7% and 40.1%, respectively.

Financial Condition

Assets

Total assets decreased 0.6% or $1.5 million, to $257.9 million at September 30, 2009 from $259.4 million at December 31, 2008.  The decrease in total assets was primarily due to decreases in accrued interest and other assets, investments, and loans, net of allowance for loan losses and deferred costs/unearned fees, partially offset by an increase in cash and cash equivalents.  Accrued interest and other assets decreased 74.2% or $3.2 million to $1.1 million at September 30, 2009 compared to $4.3 million at December 31, 2008.  The decrease in accrued interest and other assets was primarily the result of establishing a 100% valuation allowance of $3.4 million against the deferred tax asset recorded at September 30, 2009.  Investments decreased 14.9% or $7.6 million to $43.2 million at September 30, 2009 compared to $50.8 million at December 31, 2008.  The decrease in investments was primarily due to sales of investments.  Loans, net of allowance for loan losses and net deferred costs/unearned fees, decreased 6.0% or $11.7 million to $183.1 million at September 30, 2009 compared to $194.8 million at December 31, 2008.  The decrease in loans was primarily due to loan payoffs and paydowns.    Cash and cash equivalents increased $21.4 million to $25.6 million at September 30, 2009 compared to $4.2 million at December 31, 2008 due to increases in total deposits.

Cash and Cash Equivalents

Cash and cash equivalents (consisting of cash and due from banks, interest-earning deposits at other financial institutions with maturities less than 90 days, and federal funds sold) totaled $25.6 million at September 30, 2009 and $4.2 million at December 31, 2008. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or securities. See the section “Liquidity and Asset/Liability Management” below.

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

At September 30, 2009, securities totaled $43.2 million, decreasing 14.9% or $7.6 million compared to $50.8 million at December 31, 2008.  The Company’s investment portfolio is currently composed primarily of: (i) U.S. Treasury and Agency issues for pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; and (iii) collateralized mortgage obligations, which generally enhance the yield of the portfolio.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

In June 2009, one of the Company’s Available for Sale investment securities, which is denominated with collateralized mortgage obligations issued by a private issuer, was downgraded.  As a result of this increased credit exposure, the Company transferred all of its Held to Maturity securities to Available for Sale.  This transfer enhances the Company’s ability to manage the entire investment portfolio and to restructure the portfolio mix in response to changing economic conditions.  In accordance with ASC 320-10, the securities transferred were accounted for at fair value.  At the date of transfer, the fair value of the Held to Maturity securities transferred totaled $3.7 million.  The net unrealized losses of $141,000 for all securities transferred was reported in other comprehensive income within stockholders’ equity.

There were no transfers between investment categories during the three and nine months ended September 30, 2008.

The Company sold eight Available for Sale securities totaling $9.3 million during the nine months ended September 30, 2009, which included the previously aforementioned downgraded Available for Sale security, resulting in a net gain of $1,000.  The net gain of $1,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

The Company sold one Available for Sale security totaling $3.5 million during the nine months ended September 30, 2008, resulting in a gain of $21,000.  The gain of $21,000 was reported in non-interest income within the accompanying Unaudited Condensed Consolidated Statements of Income.

The Company did not have any investment securities categorized as “Trading” at September 30, 2009 or December 31, 2008.

Loans

Loans, net of the allowance for loan losses and deferred cost/unearned fees decreased 6.0% or $11.7 million from $194.8 million at December 31, 2008 to $183.1 million at September 30, 2009.  The majority of the Company’s loan portfolio is comprised of commercial loans and real estate loans. Commercial loans made up 47.7% and 52.5% of total loans at September 30, 2009 and December 31, 2008, respectively, while real estate loans made up 41.3% and 38.0% of total loans, respectively, at those same dates. Real estate loans include residential mortgage, commercial mortgage, as well as land and construction balances.  The decrease in the loan portfolio when comparing September 30, 2009 with December 31, 2008 was primarily the result of loan payoffs and paydowns.  In light of the current adverse economic condition and credit environment, management continues to adhere to strict underwriting guidelines and focus on pre-existing relationships in originating new loans.

As of September 30, 2009, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

Non-performing Assets

Non-accrual loans totaled $12.6 million and $5.7 million at September 30, 2009 and December 31, 2008, respectively.  There were two accruing loans totaling $2.1 million past due 90 days or more at September 30, 2009.  In October 2009, one of these two loans totaling $100,000, which was cash secured, was paid in full.  In addition, on October 1, 2009, the Company received a payment from the borrower of the second loan; therefore, the loan is no longer past due 90 days or more.  There were no accruing loans past due 90 days or more at December 31, 2008.

At September 30, 2009, the non-accrual loans included a $3.4 million real estate-commercial mortgage loan to a Southern California auto dealer which ceased operations in the fourth quarter of 2008 and a $607,000 purchased real estate-residential mortgage loan.  These two credit relationships were previously reported as non-accrual loans at December 31, 2008.  In March 2009, the Company charged-off $251,000 of a $750,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008.  During the three months ended September 30, 2009, the Company charged-off an additional $349,000 of this secured consumer loan.  The remaining balance of $150,000 remains on non-accrual status at September 30, 2009.  The Company previously reported a

$100,000 commercial loan as non-accrual at March 31, 2009.  At September 30, 2009, this credit relationship has been paid down and has a balance of $9,000 and remains on non-accrual status.  In May 2009, the Company placed a $5.0 million interest-only real estate-commercial mortgage loan on non-accrual status.  Payment on this loan is current and the borrower is not in default of any terms of the loan.  The Company expects the borrower to continue to make interest payments on this loan through maturity in December 2009.  However, the loan was placed on non-accrual due to the adverse market conditions for commercial real estate in Southern California.  Management continues to actively monitor the borrower’s financial condition to assess the collectability of this loan at maturity.  Furthermore, the Company placed seven additional loans on non-accrual status in the three months ended September 30, 2009; five secured commercial loans totaling $1.7 million, a $243,000 secured real estate-commercial mortgage loan, as well as a $1.5 million commercial loan secured by a junior lien on the borrower’s occupied residence.

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less estimated costs to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established.  Also, loans that are considered impaired are specifically excluded from the analysis when determining the amount of the allowance for loan losses required for the period.

At September 30, 2009 and December 31, 2008, the recorded investment in impaired loans was $12.6 million and $5.7 million, respectively.  At September 30, 2009, the Company established a $580,000 specific allowance for loan losses on the impaired loans.  The average outstanding balance of impaired loans for the nine months ended September 30, 2009 and September 30, 2008 was $6.6 million and $0, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three and nine months ended September 30, 2009 or 2008.

As of December 31, 2008, $162,000 was recorded as other real estate owned and included in accrued interest and other assets on the accompanying Unaudited Condensed Consolidated Balance Sheets.  During the three months ended September 30, 2009, the Company sold this other real estate owned and recorded a gain of $56,000.  As of September 30, 2009, the Company does not have any other real estate owned.

The following table sets forth non-accrual loans and other real estate owned at September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual loans:
Commercial	$3,187	$—
Real estate-residential mortgage	607	607
Real estate-commercial mortgage	8,619	3,435
Consumer and other	150	1,650
Total non-accrual loans	12,563	5,692

OREO	—	162

Total non-performing assets	$12,563	$5,854

Non-performing assets to gross loans and OREO	6.66%	2.92%
Non-performing assets to total assets	4.87%	2.26%

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

The Board of Directors reviews the adequacy of the ALL on a quarterly basis. The ALL is established through a provision for loan losses charged to operations and reduced by net charge-offs. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in its loan portfolio. However, credit quality is affected by many factors beyond management’s control, including local and national economies, and facts may exist which are not currently known to management that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the ALL. In addition, the OCC, as a part of its examination process, periodically reviews the ALL and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary materially from the estimates. In addition, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that adverse future economic conditions will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs. Management believes that the allowance as of September 30, 2009 and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the ALL for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Beginning balance	$4,733	$2,639	$5,171	$2,369
Provision for loan losses	1,707	281	2,354	712
Charge-offs:
Commercial	(547)	—	(547)	—
Real estate-residential mortgage	—	—	—	(149)
Real estate-commercial mortgage	—	—	—	—
Consumer and other	(349)	—	(1,500)	(12)
Total charge-offs	(896)	—	(2,047)	(161)
Recoveries	22	1	88	1
Ending balance	$5,566	$2,921	$5,566	$2,921

The following table displays the allocation of the ALL between specific reserves on impaired loans and the general component at September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008

Specific allowance established for impaired loans	$580	$1,304
General component of allowance for loan losses	4,986	3,867
Total	$5,566	$5,171

ALL to gross loans	2.95%	2.59%
ALL to non-performing assets	44.30%	88.33%

For the nine months ended September 30, 2009, charge-offs were concentrated in five loans to four borrowers.  In March 2009, the Company charged-off a $650,000 unsecured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 when the loan became 90 days past due.  The Company also charged-off a $250,000 secured consumer loan which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  Furthermore, the Company charged-off $251,000 of a $750,000 secured consumer loan to the same borrower which was placed on non-accrual status in the fourth quarter of 2008 due to the further deterioration in the financial condition of the borrower.  In September 2009, the Company charged-off an additional $349,000 of the aforementioned loan.  The remaining balance of $150,000 of this secured consumer loan remains on non-accrual status.  Additionally, the Company charged-off a $150,000 commercial loan due to the financial condition of the borrower, as well as $397,000 of a $1.9 million commercial loan due to the bankruptcy of the borrower. The Company is pursuing all means of collection for all charged-off loans.  The Company recovered $3,000 of the aforementioned $150,000 commercial loan.  In addition, during the nine months ended September 30, 2009 the Company recovered $85,000 of a previously charged-off $972,000 business loan to a distributor of discretionary consumer goods, which ceased operations in the fourth quarter of 2008 due to the economic weakness in consumer spending.

At June 30, 2008, the Company had $578,000 of other real estate owned through foreclosures of two residential real estate properties.  Both properties represented collateral for two purchased real estate mortgage loans located in Southern California.  Prior to transfer of these loans to other real estate owned, the Company charged-off $149,000 against the allowance for loan losses of the

$727,000 combined loan balance.  The remaining amount of $578,000 represented management’s estimate of fair value (based upon independent appraisals) less estimated selling costs of the two properties.  During the three months ended September 30, 2008, the Company sold one of the residential real estate properties for $370,000, resulting in a gain of $27,000.  During the three months ended December 31, 2008, the Company wrote down $73,000 from the remaining foreclosed property.  As of December 31, 2008, $162,000 was recorded as other real estate owned which is included in accrued interest and other assets on the Unaudited Condensed Consolidated Balance Sheets.  The Company also charged-off $12,000 of an unsecured consumer loan during the nine months ended September 30, 2008.

During the three months ended September 30, 2009, the Company sold other real estate owned and recorded a gain of $56,000.  As of September 30, 2009, the Company does not have any other real estate owned.

An allowance for losses on undisbursed commitments to extend credit of $203,000 and $203,000 at September 30, 2009 and December 31, 2008, respectively, is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $63.2 million and $75.3 million at September 30, 2009 and December 31, 2008, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments was reported in accrued interest and other liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets, and not as part of the ALL in the above table.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At September 30, 2009, total deposits were $188.7 million compared to $154.3 million at December 31, 2008, representing an increase of 22.3% or $34.4 million. The increase in deposits resulted from an increase of $9.5 million in certificates of deposits related to the Certificate of Deposit Accounts Registry Service (“CDARS”) deposit program the Company began offering in January 2009, an increase of $5.0 million in certificates of deposit with the State of California Treasurer’s Office, as well as an increase of $5.2 million in other certificates of deposits.  Additionally, non-interest-bearing demand deposits increased $17.8 million due to the Company’s continued efforts in core deposit gathering, as well as expanding the Company’s client base through relationship banking.

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$58,117	30.8%	$40,287	26.1%
Interest-bearing checking	12,754	6.8%	8,195	5.3%
Savings and money market	44,414	23.5%	52,096	33.8%
Certificates of deposit	73,464	38.9%	53,709	34.8%
Total	$188,749	100.0%	$154,287	100.0%

At September 30, 2009, the Company had six certificates of deposits with the State of California Treasurer’s Office for a total of $39.0 million that represented 20.7% of total deposits.   The Company intends to renew each of these deposit accounts at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  In the event that the State of California Treasurer’s Office does not continue to maintain these deposit accounts with the Company, the Company would seek other sources of liquidity.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Asset/Liability Management”, in this section for discussion of the Company’s other sources of liquidity.

The aggregate amount of certificates of deposits of $100,000 or more at September 30, 2009 and December 31, 2008, including deposit accounts with the State of California Treasurer’s Office and CDARS, was $68.9 million and $51.8 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at September 30, 2009, including deposit accounts with the State of California Treasurer’s Office and CDARS, were as follows:

(dollars in thousands)
Due within 3 months or less	$24,958
Due after 3 months and within 6 months	37,387
Due after 6 months and within 12 months	2,527
Due after 12 months	4,000
Total	$68,872

Liquidity and Asset/Liability Management

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing. The Company’s main sources of funds to provide liquidity are maturities of overnight federal funds sold, paydowns and maturities of investments, loan repayments, and increases in deposits and borrowings.  The Company maintains lines of credit with the FHLB and other correspondent financial institutions.

The liquidity ratio (the sum of cash and cash equivalents and Available for Sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships, divided by total assets) was 10.1% at September 30, 2009 and 6.8% at December 31, 2008.  The increase in the Company’s liquidity ratio at September 30, 2009 compared to December 31, 2008 was primarily due to an increase in the Company’s cash and cash equivalents from $4.2 million to $25.6 million.

At September 30, 2009, the Company did not pledge any investment securities with the FHLB for a borrowing/credit facility.  This line of credit could be subject to conditions that the Company may not be able to meet at the time when additional liquidity may be needed.  The Company did not have any outstanding borrowings under this borrowing/credit facility at September 30, 2009 or December 31, 2008.

At September 30, 2009, the Company had a $45.6 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. This line of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity may be needed.  The Company did not have any outstanding overnight borrowings with the FHLB at September 30, 2009.  The Company had $32.0 million in outstanding overnight borrowings under this borrowing/credit facility at a rate of 0.05% with the FHLB at December 31, 2008.

The following table summarizes the outstanding term borrowings under this borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2009 and December 31, 2008 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2009		December 31, 2008

January 19, 2010	3.21%		$5,000	$5,000
May 10, 2010	2.97%		1,500	1,500
July 12, 2010	3.38%		2,000	2,000
August 20, 2010	3.38%		2,000	2,000
September 8, 2010	3.25%		2,000	2,000
December 17, 2010	1.72%		2,000	2,000
April 15, 2011	1.59%		2,000	—
		Total	$16,500	$14,500

At September 30, 2009, the Company also had $27.0 million in federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2009 or December 31, 2008.

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

Capital Resources

At September 30, 2009, the Company had total stockholders’ equity of $50.6 million, which included $104,000 in common stock, $63.4 million in additional paid-in capital, and $1.1 million in accumulated comprehensive income, less $4.6 million in treasury stock and $9.4 million in accumulated deficit.

As of September 30, 2009, the Company was not subject to any material commitments for capital.

Capital Adequacy

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

Quantitative measures established by regulation to ensure capital adequacy require Bancshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the relevant regulations) to risk-weighted assets (as defined in the relevant regulations) and of Tier 1 capital (as defined in the relevant regulations) to average assets (as defined in the relevant regulations). Management believes that as of September 30, 2009 and December 31, 2008, Bancshares and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2008, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have had a material impact on the Bank’s category.

Bancshares’ and the Bank’s capital ratios as of September 30, 2009 and December 31, 2008 are presented in the table below:

	Bancshares		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total Risk-Based Capital Ratio	$52,307	23.47%	$47,542	21.33%	$17,832	8.00%	$22,289	10.00%
Tier 1 Risk-Based Capital Ratio	$49,484	22.20%	$44,719	20.06%	$8,916	4.00%	$13,374	6.00%
Tier 1 Leverage Ratio	$49,484	19.34%	$44,719	17.43%	$10,234	4.00%	$12,825	5.00%

December 31, 2008:
Total Risk-Based Capital Ratio	$57,413	24.22%	$53,563	22.61%	$18,961	8.00%	$23,685	10.00%
Tier 1 Risk-Based Capital Ratio	$54,421	22.96%	$50,572	21.35%	$9,480	4.00%	$14,211	6.00%
Tier 1 Leverage Ratio	$54,421	21.27%	$50,572	19.73%	$10,233	4.00%	$12,819	5.00%

Dividends

In the ordinary course of business, Bancshares is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.  Currently, the Bank is prohibited from paying dividends to Bancshares until such time as the accumulated deficit is eliminated.

To date, Bancshares has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by the Board of Directors, as well as the Company’s legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5 million of the Company’s common stock over a 24-month period beginning in September 2008.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  During the nine months ended September 30, 2009, 642,600 shares were repurchased as treasury stock in the open market at a cost ranging from $3.69 to $4.14 per share.  As of September 30, 2009, the Company had $636,000 remaining for the repurchase of common shares under the stock repurchase program.  The Company’s stock repurchase program expires in September 2010.

Off-Balance Sheet Arrangements

Commitments to Extend Credit

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(dollars in thousands)	September 30, 2009	December 31, 2008
Commitments to extend credit	$61,459	$73,929
Commitments to extend credit to directors and officers (unfunded amount)	$4,003	$11,809
Standby/commercial letters of credit	$1,706	$1,146
Guarantees on revolving credit card limits	$213	$238
Outstanding credit card balances	$90	$50

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s unfunded loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of September 30, 2009 and December 31, 2008, the allowance for unfunded commitments was $203,000 and $203,000, respectively, which represents 0.32% and 0.27% of the unfunded loan funds, respectively.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitment and Contingencies

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $115,000 and $331,000 for the three and nine months ended September 30, 2009, respectively, and $116,000 and $355,000 for the three and nine months ended September 30, 2008, respectively.

The projected minimum rental payments under the term of the leases at September 30, 2009 are as follows (dollars in thousands):

Years ending December 31,
2009 (October — December)	$148
2010	597
2011	603
2012	632
2013	639
Thereafter	705
$3,324

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2009 and December 31, 2008, the Company did not have any litigation that management believes will have a material impact on the Unaudited Condensed Consolidated Balance Sheets or Unaudited Condensed Consolidated Statements of Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures (dollars in thousands).

Years ending December 31,
2009 (October — December)	$144
2010	388
2011	198
2012	99
2013	34
Thereafter	6
$869

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

2) Changes in Internal Controls

No changes in the Company’s internal control over financial reporting were identified during the evaluation as of the three and nine months ended September 30, 2009 referenced above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

At present, there are no known material pending legal proceedings against the Company other than ordinary routine litigation incidental to the Company’s business.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended September 30, 2009.

(dollars in thousands, except share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program

July 1-31, 2009	78,000	$4.03	78,000	$848
August 1-31, 2009	47,000	3.94	47,000	663
September 1-30, 2009	6,900	3.86	6,900	636
Total	131,900	$3.99	131,900

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

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

(a)

Additional Disclosures.  None.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the board of directors during the nine months ended September 30, 2009.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 13th day of November, 2009.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer