Form 10-K
period 2009-12-31
1st Century Bancshares, Inc.
filed 2010-03-15
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates was approximately $29.7 million based on the closing sales price of a share of Common Stock of $3.99 as of June 30, 2009.

9,218,269 shares of common stock of the registrant were outstanding as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2009

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K (this “Report”) may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  Forward-looking statements are based upon management’s current expectations and assumptions and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc., the Company, may differ materially and adversely from those expressed in any forward-looking statements as a result of various known and unknown risks, factors and uncertainties, including but not limited to, the impact of changes in interest rates, the continued impact of the decline in economic conditions, increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations and management’s ability to manage the Company’s operations.  This Report, as well as certain other of the Company’s U.S. Securities and Exchange Commission filings discuss the most significant risk factors known to management as of the date hereof or thereof and that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1 - Business

Overview

1st Century Bancshares, Inc. (“Bancshares”), a Delaware corporation is registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  Bancshares has one subsidiary, 1st Century Bank, National Association (the “Bank”).  The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association (“N.A.”) regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank is subject to both the regulation of and periodic examinations by the OCC, which is the Bank’s federal regulatory agency.

Bancshares and the Bank are collectively referred to herein as “we”, “our”, “us” or “the Company.”

The Company’s common stock trades on the NASDAQ Stock Market LLC Capital Market (“NASDAQ CM”) under the symbol “FCTY”.  All companies listed on the NASDAQ CM must meet certain financial requirements and adhere to NASDAQ CM’s corporate governance standards.

Bancshares’ principal source of income is dividends from the Bank. Bancshares’ operating costs, including certain professional fees and stockholders’ costs are paid from dividends paid to Bancshares by the Bank.

At December 31, 2009, the Company had consolidated assets of $272.1 million, deposits of $207.4 million and stockholders’ equity of $46.3 million.

The Company maintains a website at “http://www.1stcenturybank.com.” By including the foregoing website address link, the Company does not intend to incorporate by reference any material contained therein.  The Company makes available, free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).

The Bank

Headquartered in the West Los Angeles area of Los Angeles, California, known as Century City, the Bank is a full service commercial bank. The Bank was organized as a national banking association on October 27, 2003 and opened for business on March 1, 2004.  The Bank’s primary focus is relationship banking to family and closely held middle market businesses, professional service firms, and high net worth individuals, real estate investors and entrepreneurs. The Bank also provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of our business client base.

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

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard to the east, the Santa Monica Mountains to the north, the Pacific Ocean to the west and the Los Angeles International Airport to the south.  This is a highly diversified market with most businesses operating in the service industry. Other major employers are the government, manufacturers and the retail trade.  No one industry represents over 20% of total employment.  According to the Los Angeles Economic Development Corporation (the “LAEDC”), the average annual wage of the Greater Westside was $80,301 in 2007 exceeding all other regions of Los Angeles County and far exceeding the County average of $52,006. Smaller businesses dominate this market with 64.5% of employers having less than 5 employees.  The LAEDC defines the Greater Westside as the six incorporated cities of Beverly Hills, Culver City, Malibu, Santa Monica, West Hollywood, as well as major portions of the city of Los Angeles.  The latter includes some distinct communities such as Bel Air, Brentwood, Century City, Hollywood, Korea town, Miracle Mile, Pacific Palisades, Westchester, Westwood and Venice.

The micro-economic market of Century City, where the Bank is based, is much more concentrated.  According to the U.S. Department of Commerce, Bureau of the Census data for 2007, there are approximately 2,400 businesses located in Century City’s one square mile area, of which 572 (23.4%) are legal services firms.  Other industries heavily represented in Century City include entertainment, financial services, real estate investment and accounting/business management.

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

Competition

The Bank competes with other banks and financial institutions to attract deposits. The Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories.  In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Part I, Item 1 – “Business - Supervision and Regulation.”

Products and Services

The Bank’s goal is to deliver the most responsive and adaptive depository and lending products and services to our clientele.  While the Bank will endeavor to maintain maximum flexibility with regards to structure, pricing and terms, the Bank’s product offerings will be along the following lines:

Loans

•

Business and personal lines of credit and term loans,

•

Tenant improvement and equipment financing,

•

Bridge and/or specific purpose loans,

•

Commercial, industrial and multi-family real estate lending,

•

Personal home equity loans and lines of credit, and

•

Credit cards for business and personal use

Deposits

•

Business checking, money market and certificates of deposit,

•

Personal checking, money market and certificates of deposits,

•

Attorney-Client trust accounts,

•

Trust accounts,

•

Cash management and on-line banking, and

•

Debit cards

Loan Approval

Our Board of Directors (the “Board”) establishes lending policies to ensure the above objectives are met.  Management has established an Officers’ Loan Committee which consists of the President/Chief Executive Officer, the Executive Vice President/Chief Credit Officer, the Senior Vice President of Underwriting, and the Senior Vice President of Credit Administration.  Members of the Officers’ Loan Committee individually and jointly have designated approval limits.

The Board has established an approval process that generally requires a high level of review relative to any credit consideration.  The Board has also established the Bank’s Board of Directors’ Loan Committee (the “Directors’ Loan Committee”), which approves loans above designated amounts.  The Directors’ Loan Committee consists of two outside Bank board members and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $7.1 million at December 31, 2009.

In addition, the full Board must approve any loan that is subject to FRB Regulation O, which governs loans by the Bank to the Company’s directors, executive officers and principal shareholders as those terms are defined in Regulation O.

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

              The following describes grades 5 through 8 of our loan grading system:

•

Special Mention – Grade 5. Loan assets categorized as “Special Mention” have potential weaknesses that deserve management’s close attention. Borrower and guarantor’s capacity to meet all financial obligations is marginally adequate or deteriorating.

•

Substandard – Grade 6. Loan assets classified “Substandard” are inadequately protected by the paying capacity of the Borrower and/or collateral pledged. The borrower or guarantor is unwilling or unable to meet loan terms or loan covenants for the foreseeable future.

•

Doubtful – Grade 7. Loan assets classified as “Doubtful” have all the weakness inherent in one classified as Substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable.

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

To further ensure proper risk grading of loans and administration of the loan portfolio, the Executive Vice President / Chief Risk Management Officer (who reports to the Audit Committee of the Board) performs ongoing reviews of the quality of (i) the current administration of the loans, (ii) loans that require the attention of management, and (iii) the proper risk grade identification. The review assesses credit quality, compliance with internal policies, loan agreement covenants, laws and regulations, and documentation.  In addition, we hire an external audit firm to conduct an independent review of the loan portfolio on an annual basis.

Concentrations/Customers

Approximately 50.0% of total loans at December 31, 2009, consisted of real estate loans, including first and junior trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2009, there are 57 loans that have outstanding balances of $1,000,000 or more, which totals approximately $137.7 million or 75.8% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 321 loans totaling $200.0 million at December 31, 2008 to approximately 298 loans totaling $181.7 million at December 31, 2009. The average balance per loan has decreased to $610,000 from $623,000 comparing December 31, 2009 to December 31, 2008.

Correspondent Banks

Correspondent bank deposit accounts are maintained to enable the Bank to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Employees

At December 31, 2009, the Company had 43 total and full-time equivalent employees.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, the rate of economic growth, employment levels, and other future changes in domestic and foreign economic conditions, which the impact of on us cannot be predicted.

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

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.  See Part I, Item 1 - “Business - Supervision and Regulation.”

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2009.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and residential construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many commercial as well as residential loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring that institutions take action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in the TLG program and did not opt out of the six-month extension.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000.  During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States.  Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage in transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company.  These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.  The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Supervision and Regulation

Introduction

The Company is extensively regulated under both federal and certain state laws. Regulation and supervision by the federal banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”), and not for the benefit of stockholders.  Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the FRB and the Office of the OCC.

Set forth below is a summary description of the key laws and regulations that relate to our operations. These descriptions are qualified in their entireties by reference to the applicable laws and regulations.

Bancshares

As a bank holding company, the Company is subject to regulation and examination by the FRB under the BHC Act.  Accordingly, the Company is subject to the FRB’s authority to:

•

require periodic reports and such additional information as the FRB may require,

•

require us to maintain certain levels of capital. See Part I, Item 1. “Business — Capital Standards”,

•

require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both,

•

terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary,

•

regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations, and

•

approve acquisitions and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

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

Securities Registration

The Company’s securities are registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•

required executive certification of financial presentations,

•

increased requirements for board audit committees and their members,

•

enhanced disclosure of controls and procedures and internal control over financial reporting,

•

enhanced controls on, and reporting of, insider trading, and

•

increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The Bank

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC.  To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB.  If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC and separately the FDIC as the insurer of the Bank’s deposits, have residual authority to:

•

require affirmative action to correct any conditions resulting from any violation or practice,

•

direct an increase in capital,

•

restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions,

•

enter into informal nonpublic or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action,

•

remove officers and directors and assess civil monetary penalties, and

•

take possession and close and liquidate the Bank.

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

As a national bank, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and, further, pursuant to the Gramm-Leach-Bliley Act (“GLBA”), also known as the Financial Services Modernization Act of 1999, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”).

In September 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided for in GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate.  This rule became effective for the Bank on January 1, 2009.  The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs.  The final rules did not have a material effect on the current securities activities which the Bank now conducts for customers.

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

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances).  At December 31, 2009, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $2.3 million.

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

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits).  Additionally, each member bank is required to hold stock in its regional FRB.  The stock cannot be sold, traded, or pledged as collateral for loans.  As specified by law, member banks receive a six percent annual dividend on their FRB stock.  At December 31, 2009, the Bank was in compliance with these requirements and the investment in FRB stock totaled $1.5 million.

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

Capital Standards

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institutions or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

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

•

Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with Basel II.

In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.”  The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affects all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (the “FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2009:

	Adequately Capitalized	Well Capitalized for the Bank Only	The Bank	The Company
	(greater than or equal to)			(consolidated)
Total risk-based capital ratio	8.00%	10.00%	20.79%	22.71%
Tier 1 risk-based capital ratio	4.00%	6.00%	19.53%	21.45%
Tier 1 leverage capital ratio	4.00%	5.00%	15.33%	16.89%

As of December 31, 2009, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

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

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $99,000 recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, the Company paid $1.0 million in prepaid risk-based assessments, which included $58,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010.

FDIC insurance expense totaled $374,000 and $106,000 in 2009 and 2008, respectively.

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

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•

a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities),

•

any company controlled by any such executive officer, director or shareholder, or

•

any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases:

•

must comply with loan-to-one-borrower limits,

•

require prior full board approval when aggregate extensions of credit to the person exceed specified amounts,

•

must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders,

•

must not involve more than the normal risk of repayment or present other unfavorable features, and

•

in the aggregate limit not exceed the bank’s unimpaired capital and unimpaired surplus.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•

prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts,

•

limit such loans and investments to or in any affiliate individually to 10 percent of the Bank’s capital and surplus,

•

limit such loans and investments to all affiliates in the aggregate to 20 percent of the Bank’s capital and surplus, and

•

require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

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

Consumer Laws

The Bank and Bancshares are subject to many Federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, which include but are not limited to:

•

The Home Ownership and Equity Protection Act of 1994 (“HOEPA”), which requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•

Privacy policies required by Federal and state banking laws and regulations, which limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.

•

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (the “FACT Act”), which requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

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

Item 1A.

Risk Factors

The following section includes the most significant factors that may adversely affect our business and operations.  This is not an exhaustive list, and additional factors could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  This discussion of risk factors may include forward-looking statements.  For cautions about relying on such forward-looking statements, please refer to the section entitled “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” at the beginning of this Report immediately prior to Item 1.

The Company is subject to extensive government regulation and supervision.

The Company is subject to extensive federal regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  The U.S. President’s administration has proposed major changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector and legislation to implement these changes is pending in the U.S. House of Representatives and the U.S. Senate. These proposed reforms and other changes to statutes, regulations and regulatory policies, including changes in interpretation or implementation of statutes, regulations and policies, could affect the

Company in substantial and unpredictable ways.  Such changes could subject the Company to additional costs and regulatory supervision, and limit the types of financial services and products the Company may offer.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our deposit insurance premiums and assessments have increased substantially, and are more likely than not to remain at or above their current level, which will increase our non-interest expenses and adversely affect our operating results.

Our FDIC deposit insurance assessments increased significantly in 2009 due to higher assessment rates. In addition, in May 2009, the FDIC approved a rule providing for a special assessment on all insured depository institutions of five basis points based on the institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points times the institution’s deposit assessment base.  An additional special assessment may be imposed on all institutions during 2010.  We expect that our FDIC insurance-related expenses will continue to remain high, which will increase our non-interest expenses and adversely affect our operating results.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, the Company paid $1.0 million in prepaid risk-based assessments, which included $58,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010.

Difficult market conditions have adversely affected our industry.

Declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have significantly reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the banking industry. In particular, the Company may face the following risks in connection with these events:

•

The Company expects to face increased regulation of the banking industry.  Compliance with such regulation may increase costs and limit the Company’s ability to pursue business opportunities.

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

•

The Company’s ability to borrow from other financial institutions could be adversely affected by further disruptions in the capital markets or other events.

•

Competition in the banking industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

The Company may have difficulty managing its growth which may divert resources and limit the Company’s ability to successfully expand its operations.

The Company has grown since it began operations in March 2004. At December 31, 2009, the Company had $272.1 million in total assets, $176.3 million in net loans and $207.4 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships.  The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all.

The Company relies heavily on its senior management team and other employees, the loss of whom could significantly harm its business.

The Company’s success depends heavily on the abilities and continued service of its executive officers, especially Alan I. Rothenberg, Chairman and Chief Executive Officer, Jason P. DiNapoli, President and Chief Operating Officer, Bradley S. Satenberg, Executive Vice President and Chief Financial Officer, Robert Moore, Executive Vice President and Chief Credit Officer, and Paul E. Manning, Executive Vice President and Chief Risk Management Officer. These five individuals are integral to implementing the Company’s business plan.  If the Company loses the services of any of these executive officers, the Company’s business, financial condition, results of operations and cash flows may be adversely affected. Furthermore, attracting suitable replacements may be difficult and may require significant management time and resources.

The Company also relies to a significant degree on the abilities and continued service of our deposit generating, lending, administrative, operational, accounting and financial reporting, marketing and technical personnel. Competition for qualified employees in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California independent banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. If the Company fails to attract and retain the necessary deposit generating, lending, administrative, operational, accounting and financial reporting, marketing and technical personnel, the Company’s business, financial condition, results of operations and cash flows may be materially adversely affected.

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

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, particularly during the current global economic crisis. Unexpected losses may arise for a wide variety of reasons, many of which are beyond the Company’s ability to predict, influence or control. Some of these reasons could include a prolonged economic downturn in the State of California or the United States, such as the current recession, a decline in the state or national real estate market, like the one we are currently experiencing, changes in the interest rate environment and natural disasters.

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

See discussion of the Company’s nonperforming assets and allowance for loan losses in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Bank regulators may require the Company to increase its allowance for loan losses, which could have a negative effect on the Company’s financial condition and results of operations.

Bank regulators, as an integral part of their respective supervisory functions, periodically review the Company’s allowance for loan losses. They may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses required by bank regulators could have a material and adverse effect on the Company’s financial condition and results of operations.

The Company’s lending limit may adversely affect the Company’s competitiveness.

The Company’s regulatory lending limit as of December 31, 2009 to any one customer or related group of customers was approximately $7.1 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes and it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company’s financial condition, results of operations, and cash flows.

The Company faces strong competition from financial services companies and other companies that offer banking services, and its failure to compete effectively with these companies could have a material adverse affect on the Company’s business, financial condition, results of operations and cash flows.

Within the Los Angeles metropolitan area, the Company faces intense competition for loans, deposits, and other financial products and services. Increased competition within the Company’s pricing market may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Company offers. These competitors include national banks, regional banks and other independent banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. These institutions, particularly to the extent they are more diversified than the Company, may be able to offer the same loan products and services the Company offers at more competitive rates and prices.

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

Concerns of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured or may even withdraw their insured funds as well.  Decreases in deposits may adversely affect our liquidity, funding costs, financial condition and operating results.

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

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control.  The Company is particularly susceptible to conditions and changes affecting the State of California and Southern California in view of the concentration of its operations and collateral securing, and likely to secure its loan portfolio in Southern California. The current deterioration in economic conditions, in California and Southern California in particular, is having or could have the following consequences, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows:

•

Problem assets and foreclosures may continue to increase.

•

Loan delinquencies may continue to increase.

•

Demand for loans and other products and services may continue to decline.

•

Deposits may decrease.

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

The current downturn in the real estate market could hurt the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2009, approximately 50.0% of the Company’s total loans consisted of real estate loans. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and acts of nature. In addition, real estate values in California could be affected by, among other things, earthquakes and national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and the Company is more likely to suffer losses on defaulted loans.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.  In addition, we may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties, which could also materially adversely affect our business, financial condition, results of operations and cash flows.

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

The Company’s loan and deposit activities are largely based in the Los Angeles metropolitan area.  As a result, the Company’s financial performance will depend largely upon economic conditions in this area. Adverse local economic conditions could cause the Company to experience an increase in loan delinquencies and a reduction in deposits, and have caused an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships.  In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks.  These transactions expose the Company to credit risk in the event of a default by counterparty.  On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties.  As of December 31, 2009, the Company had not entered into any financial derivative contracts with any counterparties.  In addition, at December 31, 2009, the Company did not have any unsecured federal funds sold with any correspondent banks.  However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

The Company may need to raise additional capital in the future, and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the FHLB.

The Company cannot assure that such capital will be available on acceptable terms or at all.  Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s businesses, financial condition and results of operations.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building.  The Bank has a branch office and a Private Banking Center at this same location.

The Company’s main office consists of approximately 3,158 square feet of usable ground floor space for the branch office and administrative offices, and 8,108 square feet of usable space for the administrative offices on the 14th floor of the building with a lease term expiring in June 2014, as well as 2,746 square feet of usable ground floor space for the Bank’s Private Banking Center with a lease term expiring in November 2017. The total future minimum commitments for the leases at 1875 Century Park East at December 31, 2009 will be $3.2 million.

Item 3.

Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, results of operations, or financial position. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 4.

Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In December 2007, the Company’s common stock began trading on the Over the Counter Bulletin Board, the OTCBB, under the symbol “FCTY.”  In December 2008, the Company’s common stock began trading on the NASDAQ CM under the symbol “FCTY”.  All companies listed on the NASDAQ CM must meet certain financial requirements and adhere to NASDAQ CM’s corporate governance standards.  Any investment in the Company’s common stock should be considered a long-term investment in the event that no active trading market for its stock develops. In addition, the price obtained is unpredictable.

Trading prices are based on information received from the OTCBB and NASDAQ CM based on all transactions reported on the OTCBB and NASDAQ CM.  The OTCBB market quotations do not include retail markups, markdowns or commissions and may not represent actual transactions. The following table below sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2009 and 2008.

Year ended December 31, 2009	High	Low
Fourth Quarter	$4.71	$3.25
Third Quarter	$4.50	$3.51
Second Quarter	$4.20	$3.75
First Quarter	$4.75	$3.25

Year ended December 31, 2008	High	Low
Fourth Quarter	$5.60	$3.85
Third Quarter	$6.00	$5.05
Second Quarter	$6.00	$5.50
First Quarter	$8.35	$5.50

As of January 20, 2010, there were 969 registered shareholders of record of the Company’s common stock, including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

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

The Bank’s regulators have the authority to prohibit the payment of dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a national bank, the Bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by it in any calendar year would exceed its net income for the year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock.  Currently, the Bank is prohibited from paying dividends to Bancshares until such time as its accumulated deficit is eliminated.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended December 31, 2009.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program
October 1-31, 2009	96,000	$4.03	96,000	$249
November 1-30, 2009	65,800	3.79	65,800	—
December 1-31, 2009	—	—	—	—
Total	161,800	3.93	161,800

(1)

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5.0 million of the Company’s common stock over a 24-month period beginning in September 2008, which stock repurchase program was announced by press release and Current Report on Form 8-K on September 4, 2008. Under the Company’s stock repurchase program, the Company has been acquiring its common stock in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  As of December 31, 2009, the Company had completed the $5.0 million authorized under the stock repurchase program.  The completion of this program was announced by press release and Current Report on Form    8-K on December 18, 2009.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States, or GAAP, and to general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting polices related to the allowance for loan losses and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  See Note 1 “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information.

The allowance for loan losses is established through a provision for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio. Management carefully monitors qualitative factors, such as changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data, to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further increases in the provision for loan losses and/or additional charge-off of loans. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for further details considered by management in estimating the necessary level of the allowance for loan losses.

Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes.  Under GAAP, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.

Summary of the Results of Operations and Financial Condition

For the year ended December 31, 2009, the Company recorded a net loss of $7.8 million or $0.86 per diluted share. For the year ended December 31, 2008, net loss was $1.5 million or $0.15 per diluted share.  The increase in our net loss was primarily due to a $3.5 million income tax provision recognized during 2009 to provide a valuation allowance for the Company’s net deferred tax assets compared to a $1.1 million income tax benefit in 2008.  Our net loss was further impacted by a $1.8 million increase in provision for loan losses recorded in 2009 due to an increase in non-performing loans and loan charge-offs incurred during the year.  The loss before income taxes was $4.3 million and $2.6 million at December 31, 2009 and 2008, respectively.

Total assets at December 31, 2009 were $272.1 million representing an increase of approximately $12.7 million, or 4.9%, from $259.4 million reported at December 31, 2008. The increase in total assets was primarily attributable to a $35.4 million increase in interest-earning deposits at other financial institutions, partially offset by a $18.3 million decrease in gross loans and a $7.8 million decrease in investment securities.  Gross loans at December 31, 2009 were $181.7 million, which represents a decrease of $18.3 million, or 9.2%, from $200.0 million at December 31, 2008. Total liabilities increased during the year by $23.5 million due to a $53.1 million increase in deposits, partially offset by a $30.0 million decrease in other borrowings.  Total deposits increased approximately $53.1 million, or 34.4%, from $154.3 million at December 31, 2008 to $207.4 million at December 31, 2009.

Average interest-earning assets increased $11.0 million or 4.5% from $241.4 million for 2008 to $252.4 million for 2009.  The weighted average interest rate on interest-earning assets decreased to 4.67% for the year ended December 31, 2009 from 5.80% for the year ended December 31, 2008.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2009	2008
Return on average assets	(3.00)%	(0.61)%

Return on average stockholders’ equity	(14.47)%	(2.59)%

Average equity to average assets	20.73%	23.68%

Net interest margin	4.13%	4.63%

At December 31, 2009, stockholders' equity totaled $46.3 million, or 17.0% of total assets, as compared to $57.0 million, or 22.0% at December 31, 2008.  The decline in stockholders’ equity was primarily caused by the $7.8 million net loss incurred during 2009, as well as an increase of $3.5 million of treasury stock acquired during 2009.  The Company’s book value per share of common stock was $5.02 as of December 31, 2009, a decrease of 11.9%, from $5.70 per share as of December 31, 2008.

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

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at December 31, 2009 and 2008.  There was no change in the targeted federal funds rate during 2009, which remained at 0.00-0.25%.  The Company currently believes it is reasonably possible the targeted federal funds rate and the national prime rate will begin to increase as the general economy improves; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail in Part II, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.”

For the year ended December 31, 2009, average interest-earning assets were $252.4 million, generating net interest income of $10.4 million. For the year ended December 31, 2008, average interest-earning assets were $241.4 million, generating net interest income of $11.2 million. The growth in average earning assets was primarily in loans and interest-earning deposits at other financial institutions, which was primarily funded by an increase in borrowings and deposits.

The Company’s net interest spread (yield on interest-earning assets less the rate paid on interest-bearing liabilities) was 3.78% for the year ended December 31, 2009 compared to 3.86% for the year ended December 31, 2008.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 4.13% for the year ended December 31, 2009 and 4.63% for the year ended December 31, 2008.  The 50 basis point decline in net interest margin was primarily due to a decrease in yield on earning assets of 113 basis points, partially offset by a 105 basis point decline in the cost of interest-bearing deposits and borrowings.  The decrease in yield on earning assets was primarily the result of a 118 basis point decrease in the Company’s loan yield and, to a lesser extent, an increase in the average balance of lower yielding interest-earning deposits at other financial institutions.  The decline in yield earned on our loan portfolio was primarily attributable to the increase in our average non-accrual loans outstanding during 2009 and new loan originations which are being originated at lower current market interest rates.

The following table sets forth our average balance sheet, average yields on earning assets, average rates paid on interest-bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
	2009			2008			2007
	Average	Interest		Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$385	$1	0.25%	$3,715	$112	3.01%	$28,534	$1,431	5.02%
Interest-earning deposits at other financial institutions	7,571	16	0.21%	122	4	3.08%	267	12	4.60%
U.S. Gov’t treasuries	1,689	2	0.11%	106	2	2.26%	150	7	4.89%
U.S. Gov’t-Sponsored agencies	115	2	2.14%	1,456	76	5.22%	5,396	223	4.12%
Residential Mortgage-Backed securities and CMO’s	43,822	2,071	4.73%	44,888	2,163	4.82%	36,667	1,751	4.77%
Federal Reserve Bank stock	1,640	99	6.01%	1,769	106	6.01%	1,653	99	5.99%
Federal Home Loan Bank stock	2,277	5	0.21%	1,277	57	4.46%	938	37	3.99%
Loans (1) (2)	194,868	9,585	4.92%	188,078	11,479	6.10%	142,880	11,144	7.80%
Earning assets	252,367	11,781	4.67%	241,411	13,999	5.80%	216,485	14,704	6.79%
Other assets	7,978			5,983			4,344
Total assets	$260,345			$247,394			$220,829
Liabilities & Equity
Interest checking (NOW)	$12,400	34	0.28%	$8,655	41	0.48%	$4,429	26	0.58%
Money market deposits	48,549	328	0.68%	59,063	862	1.46%	51,948	1,522	2.93%
Savings	418	1	0.10%	427	1	0.23%	650	3	0.49%
CD’s	63,705	504	0.79%	60,529	1,525	2.52%	70,403	3,383	4.81%
Borrowings	27,126	491	1.81%	17,120	392	2.29%	7	—	4.16%
Total interest-bearing deposits and borrowings	152,198	1,358	0.89%	145,794	2,821	1.94%	127,437	4,934	3.87%
Demand deposits	52,725			41,315			36,606
Other liabilities	1,439			1,695			1,799
Total liabilities	206,362			188,804			165,842
Equity	53,983			58,590			54,987
Total liabilities & equity	$260,345			$247,394			$220,829

Net interest income / spread		$10,423	3.78%		$11,178	3.86%		$9,770	2.92%

Net interest margin			4.13%			4.63%			4.51%

(1)

Before allowance for loan losses and net deferred loan fees and costs.  Included in net interest income was net loan origination cost amortization of $84,000 for the year ended December 31, 2009 and net loan fee accretion of $206,000 and $178,000 for the years ended December 31, 2008 and 2007, respectively.

(2)

Includes average non-accrual loans of $8.1 million and $703,000 for the years ended December 31, 2009 and 2008, respectively.  There were no average non-accrual loans for the year ended December 31, 2007.

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

	Years ended December 31,
	2009 Compared to 2008
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$(55)	$(56)	$(111)
Interest-earning deposits at other financial institutions	19	(7)	12
U.S. Gov’t treasuries	4	(4)	—
U.S. Gov’t-Sponsored agencies	(45)	(29)	(74)
Residential Mortgage-Backed securities and CMO’s	(51)	(41)	(92)
Federal Reserve Bank stock	(7)	—	(7)
Federal Home Loan Bank stock	26	(78)	(52)
Loans	402	(2,296)	(1,894)
Total increase (decrease) in interest income	293	(2,511)	(2,218)
Interest expense:
Interest checking (NOW)	14	(21)	(7)
Savings and money market deposits	(132)	(402)	(534)
CD’s	76	(1,097)	(1,021)
Borrowings	193	(94)	99
Total increase (decrease) in interest expense	151	(1,614)	(1,463)
Net increase (decrease) in net interest income	$142	$(897)	$(755)

	Years ended December 31,
	2008 Compared to 2007
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$(1,282)	$(37)	$(1,319)
Interest-earning deposits at other financial institutions	(7)	(1)	(8)
U.S. Gov’t treasuries	(4)	(1)	(5)
U.S. Gov’t-Sponsored agencies	(155)	8	(147)
Residential Mortgage-Backed securities and CMO’s	402	10	412
Federal Reserve Bank stock	7	—	7
Federal Home Loan Bank stock	17	3	20
Loans	1,916	(1,581)	335
Total increase (decrease) in interest income	894	(1,599)	(705)
Interest expense:
Interest checking (NOW)	19	(4)	15
Savings and money market deposits	(231)	(431)	(662)
CD’s	(1,187)	(671)	(1,858)
Borrowings	552	(160)	392
Total decrease in interest expense	(847)	(1,266)	(2,113)
Net increase (decrease) in net interest income	$1,741	$(333)	$1,408

Provision for Loan Losses

The provision for loan losses was $6.2 million and $4.3 million for the years ended December 31, 2009 and 2008, respectively.  The provision for loan losses recorded during the current year was primarily due to the increase in our non-performing loans, which increased from $5.7 million at December 31, 2008 to $9.8 million at December 31, 2009, and the elevated level of net charge-offs incurred during the year, which increased from $1.5 million during the previous year to $5.8 million.  The provision for loan losses was recorded based on an analysis of the factors discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

The fluctuation in non-performing loans was primarily caused by gross increases of $4.6 million in commercial loans and $5.2 million in commercial real estate loans, partially offset by charge-offs of $1.5 million and $2.7 million, respectively.   Non-performing loans were further impacted by $1.6 million of charge-offs related to consumer and other loans.  During the year ended December 31, 2009, 86.30% of the loan charge-offs related to five lending relationships. These charge-offs were primarily recorded in connection with a decline in real estate collateral values incurred during the year.  As a percentage of our total loan portfolio, the amount of non-performing loans was 5.40% and 2.85% at December 31, 2009 and 2008, respectively.

Non-Interest Income

Non-interest income was $1.0 million for the year ended December 31, 2009 compared to $581,000 for the year ended December 31, 2008.  The increase in non-interest income of $445,000 was primarily due to an increase in loan arrangement fees from $354,000 in 2008 to $734,000 in 2009, and an increase in service charges and other operating income from $177,000 in 2008 to $267,000 in 2009 due to deposit growth.

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income which mainly consists of wire transfer fees.  Loan arrangement fees are related to a college loan funding program the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  The loan syndication fees are related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility. Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income which mainly consists of outgoing funds transfer wire fees. See Note 12 “Non-interest Income” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding non-interest income for the years ended December 31, 2009 and 2008.

Non-Interest Expense

Non-interest expense was $9.6 million for 2009 compared to $10.1 million for 2008, representing a decrease of $453,000, or 4.5%.  Compensation and benefits decreased $498,000, or 8.9%, to $5.1 million in 2009 from $5.6 million in 2008.  The decrease was primarily due to an increase in deferred loan origination costs of $267,000, and a decline in stock-based compensation expense recorded of $243,000. Deferred loan origination costs represent direct costs incurred in connection with the origination of a loan that are deferred and recognized over the life of that loan as an adjustment to its yield.  FDIC assessments increased $268,000 to $374,000 in 2009 compared to $106,000 in 2008.  The increase was primarily due to an increase in the assessment rate, as well as a $99,000 special assessment related to the final ruling adopted by the FDIC on May 22, 2009 which provided for a special assessment on each insured depository institution as of June 30, 2009.  Other operating expense decreased $94,000, or 5.1%, to $1.8 million in 2009 compared to $1.9 million in 2008. See Note 13 “Other Operating Expenses” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding other operating expenses for the years ended December 31, 2009 and 2008.

Income Tax Provision (Benefit)

The income tax provision for 2009 was $3.5 million compared to an income tax benefit of $1.1 million in 2008.  At December 31, 2009, management determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset. Therefore, management established a valuation allowance of $5.3 million against that portion of the Company’s net deferred tax assets that we believe it is more likely than not that the Company will be unable to realize the benefits associated with.

                                                                                              33

In 2008, an income tax benefit was recorded primarily related to the provision for loan losses recorded during the year.  See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deferred Tax Asset.

Financial Condition

ASSETS

Total assets increased 4.9%, or $12.7 million, to $272.1 million at December 31, 2009, from $259.4 million at December 31, 2008. The growth in total assets was primarily due to an increase of $41.7 million in cash and cash equivalents, partially offset by decreases of $7.8 million and $18.5 million in investments and loans, net, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $45.9 million at December 31, 2009 and $4.2 million at December 31, 2008. The increase in cash and cash equivalents was primarily due to increased liquidity maintained at December 31, 2009.  This liquidity was primarily generated by growth in our deposits and the normal amortization within our loan and investment portfolios.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or investment securities. See the section “Liquidity and Asset/Liability Management” below.

Investment Securities

The investment securities portfolio is generally the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

See Note 2 “Investment Securities” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2009 and 2008.

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at December 31, 2007:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments – Available for Sale
U.S. Gov’t and Federal Agency Securities	$3,501	$16	$—	$3,517
Residential Mortgage-Backed Securities	26,845	110	(89)	26,866
Residential Collateralized Mortgage Obligations	6,053	80	—	6,133
Total	$36,399	$206	$(89)	$36,516

Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$100	$—	$—	$100
Residential Mortgage-Backed Securities	1,211	—	(15)	1,196
Residential Collateralized Mortgage Obligations	3,996	24	(4)	4,016
Total	$5,307	$24	$(19)	$5,312

The Company did not have any investment securities categorized as “Trading” at December 31, 2009, 2008 or 2007.

                                                                                              34

               Loans

Loans, net of the allowance for loan losses and deferred cost/unearned fees decreased 9.5% or $18.5 million from $194.8 million at December 31, 2008 to $176.3 million at December 31, 2009.  The decrease in the loan portfolio during the current year was primarily the result of loan pay-offs and pay-downs, as well as loan charge-offs.  As of December 31, 2009 and 2008, gross loans outstanding totaled $181.7 million and $200.0 million, respectively.  Loan originations were $119.4 million and $169.0 million during the years ended December 31, 2009 and 2008, respectively.  The decline in loan originations was primarily due to a lack of customer demand.  The following table sets forth the comparison of our loan portfolio by major categories as of the dates indicated:

	December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$84,721	46.6%	$104,990	52.5%	$90,801	52.7%	$92,849	72.4%	$52,313	60.6%

Real estate — residential mortgage	1,880	1.0%	1,983	1.0%	3,551	2.0%	4,728	3.7%	6,717	7.8%

Real estate — commercial mortgage	59,403	32.7%	56,682	28.3%	47,210	27.4%	20,710	16.2%	16,063	18.6%

Real estate — land and construction	16,777	9.3%	17,371	8.7%	13,446	7.8%	—	—%	—	—%

Home equity	12,747	7.0%	11,804	5.9%	9,850	5.7%	6,797	5.3%	6,207	7.2%

Consumer and other (2)	6,180	3.4%	7,153	3.6%	7,506	4.4%	3,051	2.4%	5,068	5.8%

Loans, gross	181,708	100.0%	199,983	100.0%	172,364	100.0%	128,135	100.0%	86,368	100.0%

Plus (Less) — net deferred cost (unearned fee income)	99		(27)		(131)		(155)		(216)

Less — allowance for loan losses	(5,478)		(5,171)		(2,369)		(1,668)		(1,164)
Loans, net	$176,329		$194,785		$169,864		$126,312		$84,988

(1)

Unsecured commercial loan balances were $17.5 million, $23.9 million, $22.0 million, $33.1 million, and $28.5 million at December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

(2)

Unsecured consumer and other loan balances were $1.8 million, $4.1 million, $5.9 million, $2.7 million, and $4.2 million at December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

As of December 31, 2009, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

The table below reflects the maturity distribution for the loans (except for the consumer and other loans) in our loan portfolio at December 31, 2009:

	December 31, 2009
		Greater than one year
	One Year or	through	Greater than
(dollars in thousands)	Less	five years	five years	Total
Commercial Loans
Floating rate	$34,512	$16,301	$—	$50,813
Fixed rate	17,421	14,787	1,700	33,908

Real Estate Loans
Floating rate	6,536	4,758	8,360	19,654
Fixed rate	17,595	44,342	9,216	71,153
	$76,064	$80,188	$19,276	$175,528

As of December 31, 2009, $26.6 million of our floating rate loans were at or below their floor rates.  The weighted average minimum interest rate on these loans was 5.28% at December 31, 2009.

                                                                                               35

Non-performing Assets

The following table sets forth non-accrual loans and other real estate owned at December 31, 2009 and 2008:

	December 31,
(dollars in thousands)	2009	2008
Non-accrual loans:
Commercial	$3,032	$—
Real estate-residential mortgage	845	607
Real estate-commercial mortgage	5,923	3,435
Consumer and other	10	1,650
Total non-accrual loans	9,810	5,692

Other real estate owned (OREO)	—	162

Total non-performing assets	$9,810	$5,854

Non-performing assets to total loans and OREO	5.40%	2.92%
Non-performing assets to total assets	3.60%	2.26%

There were no non-performing assets at December 31, 2007, 2006, and 2005.

Non-accrual loans totaled $9.8 million and $5.7 million at December 31, 2009 and 2008, respectively.  There were no accruing loans past due 90 days or more at December 31, 2009 and 2008.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $596,000 and $109,000 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, non-accrual loans consisted of six commercial loans totaling $3.0 million, three real estate-commercial mortgage loans totaling $5.9 million, two real estate-residential mortgage loans totaling $845,000 and one consumer and other loan totaling $10,000.

As of December 31, 2008, $162,000 was recorded as OREO and included in accrued interest and other assets on the accompanying Consolidated Balance Sheets.  During the third quarter of 2009, the Company sold the OREO and recorded a gain of $24,000 in connection with this sale.  As of December 31, 2009, the Company does not have any OREO.

At December 31, 2009 and 2008, the recorded investment in impaired loans was $9.8 million and $5.7 million, respectively.  At December 31, 2009, the Company had a $347,000 specific allowance for loan losses on $867,000 of impaired loans.  At December 31, 2008, the Company had a $1.3 million specific allowance for loan losses on impaired loans of $1.7 million.  There were $8.9 million and $4.0 million of impaired loans with no specific allowance for loan losses at December 31, 2009 and 2008, respectively.  The average outstanding balance of impaired loans for the years ended December 31, 2009 and 2008 was $8.1 million and $703,000, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the years ended December 31, 2009 and 2008.

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) must be maintained at an adequate level to absorb estimated future credit losses inherent in our loan portfolio. Management has analyzed all classified credits, pools of loans, economic factors, trends in the loan portfolio, and changes in policies, procedures, and underwriting criteria.

The Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses is established through a provision for loan losses charged to operations and reduced by net charge-offs. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because we began operations in March 2004 and lack sufficient historical data from the performance of loans in our loan portfolio. However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not currently known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for loan losses. In addition, the OCC, as a major part of its examination process, periodically reviews the allowance for loan losses and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. However, as the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that adverse future economic conditions will not lead to increases in delinquent loans, the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2009 and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Beginning balance	$5,171	$2,369	$1,668	$1,164	$335
Provision for loan losses	6,154	4,342	701	504	829
Charge offs:
Commercial	(1,528)	(972)	—	—	—
Real estate-residential mortgage	(125)	(368)
Real estate-commercial mortgage	(2,674)	(189)	—	—	—
Consumer and other	(1,642)	(12)	—	—	—
Total Charge-offs	(5,969)	(1,541)	—	—	—
Recoveries	122	1	—	—	—
Ending balance	$5,478	$5,171	$2,369	$1,668	$1,164

The allowance for loan losses was $5.5 million or 3.01% of our total loan portfolio at December 31, 2009 as compared to $5.2 million or 2.59% of our total loan portfolio at December 31, 2008.  The change in the allowance for loan losses was due primarily to the provision for loan losses of $6.2 million, less net charge-offs of $5.8 million.  The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2009.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our allowance for loan losses is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Allocation of the Allowance for Loan Losses

	December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance or Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$5,237	96.6%	$4,961	96.4%	$2,263	95.6%	$1,539	97.6%	$942	94.2%

Consumer and other adjustments	241	3.4	209	3.6	106	4.4	129	2.4	222	5.8

Total	$5,478	100.0%	$5,171	100.0%	$2,369	100.0%	$1,668	100.0%	$1,164	100.0%

Deferred Tax Asset

Under GAAP, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.  During the year ended December 31, 2009, we assessed the need for a valuation allowance and determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  Management reached this conclusion as a result of the Company’s recent losses, its cumulative losses since inception, and the near term economic climate in which the Company operates.  As a result, we established a valuation allowance of $5.3 million against the Company’s net deferred tax assets due to uncertainty regarding its realizability .  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At December 31, 2009, the Company maintained a deferred tax liability of $571,000 in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

At December 31, 2008, the net deferred tax asset was $2.9 million of which the majority was represented by a future tax benefit of $818,000 resulting from NOL’s incurred in previous years and a future tax benefit of $2.0 million resulting from the provision for loan losses timing difference.    No valuation allowance was considered necessary at December 31, 2008.

See Note 15 “Income Taxes” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the Company’s income tax provision (benefit) and deferred tax assets at December 31, 2009 and 2008.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2009, total deposits were $207.4 million compared to $154.3 million at December 31, 2008, representing an increase of 34.4% or $53.1 million. The increase was primarily due to  an increase in non-interest-bearing and interest-bearing demand deposits of $27.5 million and $11.7 million, respectively, as well as an increase in certificates of deposits of $19.7 million primarily attributable to the Certificate of Deposit Accounts Registry Service (“CDARS”) program which started in January 2009, and an additional $5.0 million in certificate of deposits from the State of California Treasurer’s Office, partially offset by a decrease in savings and money market deposits of $5.9 million. The increase in non-interest-bearing, as well as interest-bearing demand deposits was the result of our marketing and sales efforts to specifically focus on growing our core deposit franchise during the year.

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2009 and 2008:

	December 31,
	2009		2008
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest-bearing demand deposits	$67,828	32.7%	$40,287	26.1%
Interest-bearing demand deposits	19,874	9.6%	8,195	5.3%
Savings and money market deposits	46,240	22.3%	52,096	33.8%
Certificates of deposit	73,432	35.4%	53,709	34.8%
Total	$207,374	100.0%	$154,287	100.0%

At December 31, 2009, the Company had six certificates of deposits with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. In February 2010, the Company was notified that the State of California Treasurer’s Office would not be renewing $5.0 million of these deposits with the Bank upon maturity.  For further information on the Company’s certificates of deposits with the State of California Treasurer’s Office, see Part II, Item 8.  Financial Statements and Supplementary Data - Note 6 “Deposits.”

The aggregate amount of certificates of deposits of $100,000 or more at December 31, 2009, 2008 and 2007 was $68.8 million, $51.8 million and $69.6 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at December 31, 2009, including deposit accounts with the State of California Treasurer’s Office were as follows:

(dollars in thousands)

Due within 3 months or less	$56,473
Due after 3 months and within 6 months	3,281
Due after 6 months and within 12 months	6,588
Due after 12 months	2,506
Total	$68,848

Liquidity, Asset/Liability Management and Capital Resources

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing. The Company’s main sources of funds to provide liquidity are its cash and cash equivalents, paydowns and maturities of investments, loan repayments, and increases in deposits and borrowings.  The Company maintains lines of credit with the FHLB and other correspondent financial institutions.

The liquidity ratio (the sum of cash and cash equivalents and Available for Sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships and operating requirements, divided by total assets) was 16.7% at December 31, 2009 and 6.9% at December 31, 2008.  The increase in the Company’s liquidity ratio at December 31, 2009 compared to December 31, 2008 was primarily due to an increase in cash and cash equivalents from $4.2 million to $45.9 million.  As discussed above, the increase in cash and cash equivalents was primarily due to the growth in our deposits and the amortization of our loans and investment securities.  At December 31, 2009, the majority of our cash and cash equivalents were earning approximately 25 basis points.

At December 31, 2009, the Company did not have a borrowing/credit facility secured by investment securities with the FHLB.  At December 31, 2008, the Company had a $7.4 million borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility secured by investment securities with the FHLB at December 31, 2008.

At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.  At December 31, 2008, the Company had a $48.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $14.5 million of long-term borrowings and $32.0 million in overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2008.

The following table summarizes the outstanding long-term borrowings under this borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2009 and 2008 (dollars in thousands):

Maturity Date	Interest Rate	December 31, 2009		December 31, 2008

January 19, 2010	3.21%		$5,000	$5,000
May 10, 2010	2.97%		1,500	1,500
July 12, 2010	3.38%		2,000	2,000
August 20, 2010	3.38%		2,000	2,000
September 8, 2010	3.25%		2,000	2,000
December 17, 2010	1.72%		2,000	2,000
April 15, 2011	1.59%		2,000	—
		Total	$16,500	$14,500

The Company repaid the $5.0 million borrowing that matured on January 19, 2010.

At December 31, 2009, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to provide an additional source of funds for loan commitments and to satisfy potential demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2009 or 2008.

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

As of December 31, 2009, the Company was not subject to any material commitments for capital expenditures.  For capital adequacy, see Part I, Item 1. Business — “Capital Standards.”

At December 31, 2009, the Company had total stockholders’ equity of $46.3 million, which included $104,000 in common stock, $63.6 million in additional paid-in capital, $12.9 million accumulated deficit, $817,000 in accumulated other comprehensive income, and $5.3 million in treasury stock.

See discussion of the Company’s stock repurchase program in Part II - Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — “Purchases of Equity Securities”, and Item 8. Financial Statements and Supplementary Data — Note 9 “Stock Repurchase Program.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

	December 31,
(dollars in thousands)	2009	2008
Commitments to extend credit	$56,249	$73,929
Commitments to extend credit to directors and officers (undisbursed amount)	$3,190	$11,809
Standby/commercial letters of credit	$946	$1,146
Guarantees on revolving credit card limits	$223	$238
Outstanding credit card balances	$76	$50

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of December 31, 2009 and 2008, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.36% and 0.27% of the undisbursed loan funds, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of the Company’s business.

For further information on commitments and contingencies, see Part II, Item 8.  Financial Statements and Supplementary Data - Note 4 “Related Party Transactions” and Note 8 “Commitments and Contingencies.”

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.

Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 47 and are incorporated herein by reference.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

              Perry-Smith LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which can be found on page 75 of this Annual Report on Form 10-K.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such Information is incorporated herein by reference.

Item 11.

Executive Compensation

Information required by this item will be contained in our Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.

Such information is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.

Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.

Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to 1st Century Bancshares, Inc. and payment of a reasonable fee.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Plan of Reorganization, dated December 18, 2007, by and between 1st Century Bancshares, Inc. and the 1st Century Bank, N.A.		8-K	333-148302	2.1	01/11/08

3.1	Certificate of Incorporation of 1st Century Bancshares, Inc.		8-K	333-148302	3.1	01/11/08

3.2	Bylaws of 1st Century Bancshares, Inc.		8-K	333-148302	3.2	01/11/08

4.1	Form of Common Stock certificate.		8-A	000-53050	4.1	01/30/08

10.1	Lease Amendment #1 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated June 9, 2006.		10-K	000-53050	10.3	03/17/08

10.2	Lease Amendment #2 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated October 9, 2007.		10-K	000-53050	10.4	03/17/08

10.3	Amended and Restated 2005 Equity Incentive Plan.		S-8	333-148303	4.3	12/21/07

10.4	Equity Incentive Plan Form of Stock Option Grant Agreement.		S-8	333-148303	4.4	12/21/07

10.5	Form of Resale Restriction Agreement.		10-K	000-53050	10.8	03/17/08

10.6	Form of Restricted Stock Grant Agreement.		S-8	333-148303	4.5	12/21/07

10.7	Director and Employee Stock Option Plan.		S-8	333-148302	4.3	12/21/07

10.8	Director and Employee Stock Option Agreement.		S-8	333-148302	4.4	12/21/07

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.9	Founder Stock Option Plan.		10-K	000-53050	10.12	03/17/08

10.10	Founder Stock Option Agreement.		10-K	000-53050	10.13	03/17/08

10.11	Employment Agreement between Alan I. Rothenberg and 1st Century Bancshares, Inc., dated September 3, 2008.		8-K	000-53050	10.1	09/03/08

10.12	Employment Agreement between Jason P. DiNapoli and 1st Century Bancshares, Inc., dated September 3, 2008.		8-K	000-53050	10.2	09/03/08

14	Code of Ethics.		10-K	000-53050	14	03/17/08
21	Subsidiary of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Operating Officer	X

31.3	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32	Section 1350 Certification of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer	X

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2010.

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

Signature	Title	Date

/s/ William S. Anderson.	Director	March 15, 2010
William S. Anderson

/s/ Dave Brooks.	Director	March 15, 2010
Dave Brooks

/s/ Joseph J. Digange.	Director	March 15, 2010
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director (Principal Executive Officer)
Jason P. DiNapoli		March 15, 2010

/s/ Eric M. George.	Director	March 15, 2010
Eric George

/s/ Alan D. Levy.	Director	March 15, 2010
Alan D. Levy

/s/ Robert A. Moore.	Director	March 15, 2010
Robert A. Moore	Executive Vice President and Chief Credit Officer

/s/ Barry D. Pressman.	Director	March 15, 2010
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2010
Alan I. Rothenberg

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Bradley S. Satenberg		March 15, 2010

/s/ Nadine I. Watt.	Director	March 15, 2010
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 15, 2010
Lewis N. Wolff

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$8,758	$2,391
Federal funds sold	—	—
Interest-earning deposits at other financial institutions	37,177	1,762
Total cash and cash equivalents	45,935	4,153
Investment securities — Available for Sale (“AFS”), at estimated fair value	43,062	46,567
Investment securities — Held to Maturity (“HTM”), at amortized cost (fair value approximately $4,021 at December 31, 2008)	—	4,266
Loans, net of allowance for loan losses of $5,478 and $5,171 at December 31, 2009 and 2008, respectively	176,329	194,785
Premises and equipment, net	1,108	1,239
Deferred tax assets	—	2,909
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,791	4,002
Accrued interest and other assets	1,903	1,433
Total Assets	$272,128	$259,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$67,828	$40,287
Interest-bearing deposits:
Interest-bearing checking (“NOW”)	19,874	8,195
Savings and money market	46,240	52,096
Certificates of deposit less than $100	4,584	1,862
Certificates of deposit of $100 or greater	68,848	51,847
Total deposits	207,374	154,287
Other borrowings	16,500	46,500
Accrued interest and other liabilities	1,934	1,519
Total Liabilities	225,808	202,306

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,446,580 and 10,369,298 issued and outstanding at December 31, 2009 and 2008, respectively	104	103
Additional paid-in capital	63,562	63,006
Accumulated deficit	(12,903)	(5,094)
Accumulated other comprehensive income	817	841
Treasury stock at cost — 1,227,181 and 359,400 shares at December 31, 2009 and 2008, respectively	(5,260)	(1,808)
Total Stockholders’ Equity	46,320	57,048
Total Liabilities and Stockholders’ Equity	$272,128	$259,354

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008
Interest and fee income on:
Loans	$9,585	$11,479
Investments	2,076	2,241
Other	120	279
Total interest and fee income	11,781	13,999

Interest expense on:
Deposits	867	2,430
Borrowings	491	391
Total interest expense	1,358	2,821
Net interest income	10,423	11,178

Provision for loan losses	6,154	4,342
Net interest income after provision for loan losses	4,269	6,836

Non-interest income	1,026	581

Non-interest expenses:
Compensation and benefits	5,071	5,569
Occupancy	962	989
Professional fees	717	725
Technology	520	569
Marketing	201	246
FDIC assessments	374	106
Other operating expenses	1,761	1,855
Total non-interest expenses	9,606	10,059
Loss before income taxes	(4,311)	(2,642)
Income tax provision (benefit)	3,498	(1,125)
Net loss	$(7,809)	$(1,517)

Basic and diluted loss per share	$(0.86)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

Years ended December 31, 2009 and 2008

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2007	10,215,634	$102	$62,018	$(3,577)	$69	—	$—	$58,612
Restricted stock issued	154,834	1	—	—	—	—	—	1
Net issuance of exercises of stock options, including tax benefit	30,000	—	150	—	—	—	—	150
Forfeiture of restricted stock	(31,170)	—	(83)	—	—	—	—	(83)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	921	—	—	—	—	921
Repurchased stock, net	—	—	—	—	—	(359,400)	(1,808)	(1,808)
Comprehensive loss:
Net loss	—	—	—	(1,517)	—	—	—	(1,517)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	772	—	—	772
Total comprehensive loss	—	—	—	(1,517)	772	—	—	(745)
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Restricted stock issued	155,606	1	—	—	—	—	—	1
Forfeiture of restricted stock	(78,324)	—	(139)	—	—	—	—	(139)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	695	—	—	—	—	695
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(63,381)	(260)	(260)
Repurchased stock, net	—	—	—	—	—	(804,400)	(3,192)	(3,192)
Comprehensive loss:
Net loss	—	—	—	(7,809)	—	—	—	(7,809)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	(24)	—	—	(24)
Total comprehensive loss	—	—	—	(7,809)	(24)	—	—	(7,833)
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,809)	$(1,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	367	339
Deferred income tax expense (benefit)	3,498	(1,125)
Provision for loan losses	6,154	4,342
Accretion of deferred loan fees, net of costs	(126)	(103)
Non-cash stock compensation, net of forfeitures	556	838
Stock dividend from FHLB stock	—	(57)
Other, net	(90)	(98)
Increase in accrued interest and other assets	(631)	(354)
Increase (decrease) in accrued interest and other liabilities	(155)	(531)
Net cash provided by operating activities	1,764	1,734
Cash flows from investing activities:
Activity in AFS investment securities:
Purchases	(19,639)	(22,194)
Maturities and principal reductions	18,089	9,995
Proceeds from sale of securities	9,344	3,521
Activity in HTM investment securities:
Purchases	—	(298)
Maturities and principal reductions	—	1,351
Proceeds from sale of OREO	186	370
Decrease (increase) in loans, net	12,428	(29,293)
Purchase of premises and equipment	(236)	(641)
Redemption (purchase) of FRB stock and FHLB stock	211	(1,275)
Net cash provided by (used in) investing activities	20,383	(38,464)
Cash flows from financing activities:
Net increase (decrease) in deposits	53,087	(6,907)
Net (repayments of) proceeds from overnight FHLB borrowings	(32,000)	30,000
Proceeds from long-term FHLB borrowings	2,000	14,500
Proceeds from exercise of stock options	—	150
Purchase of treasury stock	(3,452)	(1,808)
Net cash provided by financing activities	19,635	35,935
Increase (decrease) in cash and cash equivalents	41,782	(795)
Cash and cash equivalents, beginning of period	4,153	4,948
Cash and cash equivalents, end of period	$45,935	$4,153

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 1,367	$ 3,004
Income taxes	$ —	$ 45

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Notes To Consolidated Financial Statements

(1)

Summary of Significant Accounting Policies

Nature of Operations

1st Century Bancshares, Inc., a Delaware corporation (“Bancshares”) is a bank holding company with one subsidiary, 1st Century Bank, National Association (the “Bank”).  The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association (“N.A.”) regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions, and small and medium-sized businesses and individuals principally in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the Bank’s business client base. The Bank is subject to both the regulations of and periodic examinations by the OCC, which is the Bank’s federal regulatory agency. Bancshares and the Bank are collectively referred to herein as “the Company.”

Basis of Presentation

The consolidated financial statements include the accounts of Bancshares and the Bank.  All inter-company accounts and transactions have been eliminated in consolidation.

Certain items in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall, (“ASC 105-10”).  In accordance with ASC 105-10, the FASB Accounting Standards Codification, (the “Codification”), is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative.  All references to nonauthoritative literature have been updated to reference the applicable sections of the Codification.  Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASU”).  FASB will not consider ASUs as authoritative in their own right; ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

              Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant assumptions and estimates used by management in preparation of the consolidated financial statements include assumptions and assessments made in connection with calculating the allowance for loan losses and determining the realizability of the Company’s deferred tax assets.  It is at least reasonably possible that certain assumptions and estimates could prove to be incorrect and cause actual results to differ materially and adversely from the amounts reported in the consolidated financial statements included herewith.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-earning deposits at other financial institutions with original maturities less than 90 days and Federal funds sold. In general, Federal funds are sold for one day and returned the next business day.

Investment Securities

In accordance with ASC 320-10, Investments – Debt and Equity Securities – Overall, (“ASC 320-10”) securities are classified in three categories. Debt securities that management has a positive intent and ability to hold to maturity are classified as “Held to Maturity” or “HTM” and are recorded at amortized cost. Debt and equity securities bought and held principally for the purpose of selling in the near term are classified as “Trading” securities and are measured at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as “Held to Maturity” or “Trading” with readily determinable fair values are classified as “Available for Sale” or “AFS” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company uses estimates from third parties in arriving at fair value determinations which are derived in accordance with fair value measurement standards.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. In accordance with ASC 320-10, declines in the fair value of investment securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income provided that management does not have the intent to sell the securities and it is more likely than not that management will not have to sell the security before recovery of its cost basis.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

The Bank is a member of the Federal Reserve System (“Fed” or “FRB”).  FRB stock is carried at cost and is considered a nonmarketable equity security.  Cash dividends from the FRB are reported as interest income on an accrual basis.

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLB of San Francisco” or “FHLB”).  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB of San Francisco stock is carried at cost and is considered a nonmarketable equity security.  Both cash and stock dividends are reported as interest income on a cash basis.

               Loans

Loans, net, are stated at the unpaid principal balances less the allowance for loan losses and unamortized deferred fees and costs. Loan origination fees, net of related direct costs, are deferred and accreted to interest income as an adjustment to yield over the respective maturities of the loans using the effective interest method.

Interest on loans is accrued as earned on a daily basis, except where reasonable doubt exists as to the collection of interest and principle, in which case the accrual of interest is discontinued and the loan is placed on non-accrual status.  Loans are placed on non-accrual at the time principal or interest is 90 days delinquent. Interest on non-accrual loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual status. In order for a loan to return to accrual status, all principal and interest amounts owed must be brought current and future payments must be reasonably assured, or the loan must be well secured and in the process of collection.  A loan is charged-off at any time the loan is determined to be uncollectible.

Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  Loans that experience insignificant payment delays or payment shortfalls are generally not considered to be impaired.

When the measurement of an impaired loan is less than the recorded amount of the loan, a valuation allowance is established by recording a charge to the provision for loan losses. Subsequent increases or decreases in the valuation allowance for impaired loans are recorded by adjusting the existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.  Our policy for recognizing interest income on impaired loans is the same as that for non-accrual loans.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that repayment is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data and the loss experience of other financial institutions because the Company began operations in March 2004 and lacks historical data from the performance of loans in its loan portfolio.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. The Company may establish a specific allowance for loan losses on certain impaired loans based on the methodologies described above.  In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2009 and 2008 was adequate to absorb known and inherent risks in the loan portfolio.

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

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in the rates and laws.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company records a valuation allowance if it believes, based on all available evidence, that it is “more likely than not” that the future tax assets will not be realized. This assessment requires management to evaluate the Company’s ability to generate sufficient future taxable income or use eligible tax carrybacks, if any, to determine the need for a valuation allowance.

At December 31, 2009 and 2008, the Company did not have any tax benefits disallowed under ASC 740-10.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

See Note 15 “Income Taxes” for further discussion regarding the Company’s tax positions at December 31, 2009 and 2008.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets and, along with net income (loss), are components of comprehensive income (loss).

Earnings (Loss) per Share

The Company reports both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  However, dilutive loss per share is not presented when a net loss occurs because conversion of potentially dilutive common shares is antidilutive.

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

Stock-Based Compensation

On October 20, 2005, the Board approved the acceleration of vesting for all of the then outstanding options.  As a result of the vesting acceleration, 1.5 million options became exercisable immediately. However, as a condition of the acceleration, to avoid any unintended personal benefits to the Company’s directors and executive officers and provide an incentive for continued contributions to the long-term operations of the Company, the Company also imposed restrictions on the sale of the shares underlying the accelerated options held by directors and executive officers. These restrictions prevent the sale of any stock obtained through the exercise of the accelerated options prior to the lapse of the specified restriction periods that are intended to be equivalent to the original vesting schedules. At December 31, 2009, 1.0 million options of the 1.5 million options accelerated remain outstanding, of which no option is subject to restrictions on resale of any stock obtained through the exercise of the options.  No expense was recognized for the years ended December 31, 2009 or 2008 in connection with these options.

No stock options were granted in 2009 or 2008.

The Company granted several restricted stock awards to directors, employees, and a vendor under the 1st Century Bancshares 2005 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The restricted stock awards, accounted for under ASC 718-10, are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

Recent Accounting Pronouncements

On December 23, 2009, the FASB issued ASU 2009-16, Transfer and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (“ASU 09-16”) which amends ASC 860-10, Transfers and Servicing-Overall (“ASC 860-10”) and adds transition paragraphs 860-10-65-3 of ASC 860-10.  ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASC 860-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  Management does not believe the adoption of ASC 860-10 will have a material impact on the Company’s financial position, results of operations, or cash flows.

On December 23, 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 09-17”) which amends ASC 810-10, Consolidations-Overall (“ASC 810-10”) and adds transition paragraphs 810-10-65-2 of ASC 810-10.  ASC 810-10 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASC 810-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  Management does not believe the adoption of ASC 810-10 will have a material impact on the Company’s financial position, results of operations, or cash flows.

On January 21, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (“ASU 10-06”) which amends ASC 820-10-50-1 through 50-2 and adds transition paragraphs 820-10-65-7 of ASC 820-10.  The final rule differs from the proposed rule which would have required a Level 3 sensitivity disclosure.  A final decision on Level 3 sensitivity disclosures will be part of the convergence with the International Financial Reporting Standards (“IFRS”) project.  The new and clarified disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 roll forward activity.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Transition guidance is pending and will link to paragraph ASC 820-10-65-7.  In the period of initial adoption, companies will not be required to provide the disclosures required by the pending guidance for any previous periods from comparative purposes.  In the periods after initial adoption, comparative disclosures of the pending content will be required only for periods ending after initial adoption.  Early adoption is permitted.  Management does not believe the adoption of ASU 10-06 will have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)

Investment Securities

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at December 31, 2009 and 2008:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$2,000	$—	$(8)	$1,992
Residential Mortgage-Backed Securities	39,402	1,494	(106)	40,790
Residential Collateralized Mortgage Obligations	272	8	—	280
Total	$41,674	$1,502	$(114)	$43,062

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Residential Mortgage-Backed Securities	41,349	1,417	(1)	42,765
Residential Collateralized Mortgage Obligations	3,789	94	(81)	3,802
Total	$45,138	$1,511	$(82)	$46,567

Investments — Held to Maturity
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Residential Mortgage-Backed Securities	1,001	15	—	1,016
Residential Collateralized Mortgage Obligations	3,115	3	(263)	2,855
Total	$4,266	$18	$(263)	$4,021

The Company did not have any investment securities categorized as “Trading” at December 31, 2009 or 2008.

Comprehensive loss, which includes net loss, the net change in unrealized gains (losses) on investment securities Available for Sale and the reclassification of net gains included in earnings, is presented below:

	For the Years Ended December 31,
(dollars in thousands)	2009	2008
Net Loss	$(7,809)	$(1,517)
Other Comprehensive Income (Loss):
Change in net unrealized (losses) gains on investment securities available for sale, net of tax benefit (expense) of $16 and ($548), respectively	(23)	784
Reclassification for net gains included in earnings, net of tax expense of $0.4 and $9, respectively	(1)	(12)
Comprehensive Loss	$(7,833)	$(745)

.

During the second quarter of 2009, as financial and credit markets deteriorated, management made the decision to transfer all of the Company’s Held to Maturity securities to Available for Sale.  The transfer enhanced the Company’s ability to manage the entire investment portfolio and to restructure the portfolio mix in response to changing economic conditions.  In accordance with ASC 320-10, the securities transferred were accounted for at fair value.  At the date of transfer, the fair value of the Held to Maturity securities transferred totaled $3.7 million.  The net unrealized losses of $141,000 for all securities transferred were reported in other comprehensive income.

There were no transfers between investment categories during the year ended December 31, 2008.

Additionally, at December 31, 2009, all of the Company’s securities were pledged to the State of California Treasurer’s Office to secure certificates of deposit.  At December 31, 2008, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure deposits received from them was $42.3 million.  Of the $42.3 million pledged securities, $40.9 million was designated Available for Sale and $1.4 million was designated Held to Maturity.  Deposits from the State of California were $39.0 million and $34.0 million at December 31, 2009 and 2008, respectively.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at December 31, 2009 are as follows:

(dollars in thousands)

Available for Sale	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government and Federal Agency Securities	$—	—%	$1,992	2.22%	$—	—%	$—	—%	$1,992	2.22%
Residential Mortgage-Backed Securities	310	3.49	1,519	4.41	15,820	4.80	23,141	4.62	40,790	4.67
Residential Collateralized Mortgage Obligations	—	—	—	—	280	4.18	—	—	280	4.18
Total	$310	3.49%	$3,511	3.17%	$16,100	4.79%	$23,141	4.62%	$43,062	4.56%

A total of four securities had unrealized losses at December 31, 2009.  Information pertaining to securities with gross unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$(8)	$1,992	$—	$—
Residential Mortgage-Backed Securities	(106)	5,890	—	—
Residential Collateralized Mortgage Obligations	—	—	—	—
Total	$(114)	$7,882	$—	$—

A total of four securities had unrealized losses at December 31, 2008.  Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Residential Mortgage-Backed Securities	(1)	902	—	—
Residential Collateralized Mortgage Obligations	(81)	570	—	—
Total	$(82)	$1,472	$—	$—

Investments-Held to Maturity
U.S. Gov’t and Federal Agency Securities	$—	$—	$—	$—
Residential Mortgage-Backed Securities	—	—	—	—
Residential Collateralized Mortgage Obligations	(263)	2,479	—	—
Total	$(263)	$2,479	$—	$—

The Company adopted FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FASB ASC 320-10-65-1”), effective April 1, 2009.  FASB ASC 320-10-65-1 (i) changed previous guidance for debt securities in determining when an impairment is other than temporary and (ii) replaced the previous requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC 320-10-65-1, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at December 31, 2009 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

The Company sold eight Available for Sale securities totaling $9.3 million during the year ended December 31, 2009, resulting in a gross realized gain of $1,000.  The Company sold one Available for Sale security totaling $3.5 million during the year ended December 31, 2008, resulting in a gross realized gain of $21,000.  These gains were reported in non-interest income within the accompanying Consolidated Statements of Operations.

(3)

Loans, Allowance for Loan Losses, and Non-performing Assets

Loans

As of December 31, 2009 and 2008, gross loans outstanding totaled $181.7 million and $200.0 million, respectively, within the following loan categories:

December 31,

	2009		2008
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$84,721	46.6%	$104,990	52.5%
Real estate — residential mortgage	1,880	1.0%	1,983	1.0%
Real estate — commercial mortgage	59,403	32.7%	56,682	28.3%
Real estate — land and construction	16,777	9.3%	17,371	8.7%
Home equity	12,747	7.0%	11,804	5.9%
Consumer and other (2)	6,180	3.4%	7,153	3.6%
Loans, gross	181,708	100.0%	199,983	100.0%
Net deferred cost (unearned fee)	99		(27)
Less — allowance for loan losses	(5,478)		(5,171)
Loans, net	$176,329		$194,785

(1)

Unsecured commercial loan balances were $17.5 million and $23.9 million at December 31, 2009 and 2008, respectively.

(2)

Unsecured consumer and other loan balances were $1.8 million and $4.1 million at December 31, 2009 and 2008, respectively.

As of December 31, 2009, substantially all of the Company’s loan customers are located in Southern California.

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the years ended December 31, 2009 and 2008:

	December 31,
(dollars in thousands)	2009	2008
Beginning balance	$5,171	$2,369
Provision for loan losses	6,154	4,342
Charge-offs:
Commercial	(1,528)	(972)
Real estate-residential mortgage	(125)	(368)
Real estate-commercial mortgage	(2,674)	(189)
Consumer and other	(1,642)	(12)
Total charge-offs	(5,969)	(1,541)
Recoveries	122	1
Ending balance	$5,478	$5,171

An allowance for probable losses on undisbursed commitments to extend credit of $203,000 at both December 31, 2009 and 2008 is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $57.4 million and $75.3 million at December 31, 2009 and 2008, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Non-performing Assets

The following table sets forth non-accrual loans and other real estate owned at December 31, 2009 and 2008:

           December 31,

(dollars in thousands)	2009	2008
Non-accrual loans:
Commercial	$3,032	$—
Real estate-residential mortgage	845	607
Real estate-commercial mortgage	5,923	3,435
Consumer and other	10	1,650
Total non-accrual loans	9,810	5,692

Other real estate owned (“OREO”)	—	162

Total non-performing assets	$9,810	$5,854

Non-performing assets to gross loans and OREO	5.40%	2.92%
Non-performing assets to total assets	3.60%	2.26%

At December 31, 2009 and 2008, the recorded investment in impaired loans was $9.8 million and $5.7 million, respectively.  At December 31, 2009, the Company had a $347,000 specific allowance for loan losses on $867,000 of impaired loans.  At December 31, 2008, the Company had a $1.3 million specific allowance for loan losses on impaired loans of $1.7 million.  There were $8.9 million and $4.0 million of impaired loans with no specific allowance for loan losses at December 31, 2009 and 2008, respectively.  The average recorded investment in impaired loans for the years ended December 31, 2009 and 2008 was $8.1 million and $703,000, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the years ended December 31, 2009 and 2008.

(4)

Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors, as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Such loans are made in the ordinary course of business at rates and terms no more favorable than to those offered to other customers with similar credit standings not affiliated with the Company. Gross loan commitments for officers and directors of the Company at December 31, 2009 and 2008 were $7.0 million and $23.1 million, respectively. The outstanding balances for these loans were $3.8 million and $11.3 million at December 31, 2009 and 2008, respectively.

The following is a summary of related party loan activities for the years ended December 31, 2009 and 2008:

	December 31,
(dollars in thousands)	2009	2008
Beginning balance	$11,287	$9,708
Credits granted	2,959	2,938
Repayments	(10,502)	(387)
Charge-offs	—	(972)
Recoveries	85	—
Ending balance	$3,829	$11,287

In 2008, the Company initiated an involuntary bankruptcy filing (liquidation) regarding a related party loan.  During the normal course of the Company’s credit review, some potential avenues for recovery were identified but because no certain cash inflows could be identified the Company charged-off the entire balance of $972,000 in November 2008.  In 2009, the Company recovered $85,000 of the previously aforementioned charged-off related party loan.

Deposits by officers and directors of the Company at December 31, 2009 and 2008 totaled approximately $4.9 million and $6.7 million, respectively.

(5)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2009 and 2008 are comprised of the following:

December 31,

(dollars in thousands)	2009	2008
Leasehold improvements	$906	$977
Furniture & equipment	1,368	1,183
Software	452	330
Total	2,726	2,490
Accumulated depreciation	(1,618)	(1,251)
Premises and equipment, net	$1,108	$1,239

Depreciation and amortization included in occupancy expense for the years ended December 31, 2009 and 2008 amounted to $367,000 and $339,000, respectively.

(6)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing demand deposits	$67,828	32.7%	$40,287	26.1%
Interest-bearing checking	19,874	9.6%	8,195	5.3%
Savings and money market	46,240	22.3%	52,096	33.8%
Certificates of deposit	73,432	35.4%	53,709	34.8%
Total	$207,374	100.0%	$154,287	100.0%

At December 31, 2009, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. Each of these deposits are scheduled to mature in the first quarter of 2010. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  In February 2010, the Company was notified that the State of California Treasurer’s Office would not be renewing $5.0 million of these deposits with the Bank upon maturity.

The Company began utilizing the Certificate of Deposit Accounts Registry Service (“CDARS”) deposit program in January 2009. CDARS is a deposit swapping service that enables banks to provide their customers with Federal Deposit Insurance Corporation (“FDIC”) insurance for deposits that exceed FDIC insurance limits. CDARS allows banks to exchange customer deposits with one another (in sub-$250,000 increments) so that their customers can obtain FDIC protection while the banks can utilize the full amount of the large deposits for funding loans and adding liquidity. At December 31, 2009, the Company had $12.0 million of CDARS reciprocal deposits, which represented 5.8% of total deposits.

The Company did not have any CDARS deposits at December 31, 2008.

The aggregate amount of certificates of deposit of $100,000 or more at December 31, 2009 and 2008 was $68.8 million and $51.8 million respectively.  At December 31, 2009, the maturity distribution of certificates of deposit of $100,000 or more, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $59.7 million maturing in six months or less, $6.6 million maturing in six months to one year and $2.5 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at December 31, 2009.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$54,523	$490	$10
1.00% to 1.99%	5,181	6,674	2,506
2.00% to 2.99%	3,382	150	—
3.00% to 3.99%	496	—	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	20	—
Total	$63,582	$7,334	$2,516

(7)

Other Borrowings

At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.  At December 31, 2008, the Company had a $48.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $14.5 million of long-term borrowings and $32.0 million in overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2008.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2009 and 2008 (dollars in thousands):

Maturity Date	Interest Rate	December 31, 2009	December 31, 2008
January 19, 2010	3.21%	$5,000	$5,000
May 10, 2010	2.97%	1,500	1,500
July 12, 2010	3.38%	2,000	2,000
August 20, 2010	3.38%	2,000	2,000
September 8, 2010	3.25%	2,000	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	—
	Total	$16,500	$14,500

The Company repaid the $5.0 million borrowing that matured on January 19, 2010.

  At December 31, 2008, the Company had a $7.4 million borrowing/credit facility secured by investment securities with the FHLB.  The Company did not have any outstanding borrowings under this borrowing/credit facility secured by investment securities with the FHLB at December 31, 2008.  At December 31, 2009, the Company did not have a borrowing/credit facility secured by investment securities with the FHLB.

At December 31, 2009, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2009 or 2008.

(8)

Commitment and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $56.3 million and $73.9 million in commitments to extend credit to customers and $946,000 and $1.2 million in standby/commercial letters of credit at December 31, 2009 and 2008, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $76,000 and $50,000 as of December 31, 2009 and 2008, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $446,000 and $480,000 for the years ended December 31, 2009 and 2008, respectively.

The projected minimum rental payments under the term of the leases at December 31, 2009 are as follows (dollars in thousands):

Years ending December 31,
2010	$597
2011	603
2012	632
2013	639
2014	374
Thereafter	331
$3,176

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2009 and 2008, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures (dollars in thousands).

Years ending December 31,
2010	$471
2011	239
2012	121
2013	41
2014	9
$881

(9)

Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5.0 million of the Company’s common stock over a 24-month period beginning in September 2008.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock shares in the open market from time to time.   The shares repurchased by the Company under the stock repurchase program are held as treasury stock.  During the year ended December 31, 2009, 804,400 shares were repurchased as treasury stock in the open market at a cost ranging from $3.69 to $4.14 per share.  As of December 31, 2009, the Company had completed the buyback under this program.

(10)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2009:
Available for Sale securities	$43,062	$—	$43,062	$—
At December 31, 2008:
Available for Sale securities	46,567	—	46,567	—

AFS securities — Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2009:
Impaired loans	$9,463	$—	$—	$9,463
At December 31, 2008:
Impaired loans	4,388	—	4,042	346
OREO	162	—	—	162

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  As of December 31, 2009 and 2008, impaired loans had a carrying amount $9.8 million and $5.7 million, respectively, with valuation allowances of $347,000 and $1.3 million, respectively.  During the year ended December 31, 2009 and 2008, the Company recorded a net charge-off of $4.2 million and $408,000, respectively, on impaired loans outstanding at December 31, 2009 and 2008.

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

Cash and cash equivalents

The carrying amounts are considered to be their estimated fair values because of the short-term maturity of these instruments which includes Federal funds sold and interest-earning deposits at other financial institutions.

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

Loans, net

For loans, the fair value is estimated using market quotes for similar assets or the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

Summary

The estimated fair value and carrying amounts of the financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$45,935	$45,935	$4,153	$4,153
Investment securities	43,062	43,062	50,833	50,588
Federal Reserve Bank stock	1,511	1,511	1,797	1,797
Federal Home Loan Bank stock	2,280	2,280	2,205	2,205
Loans, net	176,329	176,072	194,785	194,835
Accrued interest receivable	573	573	811	811

Liabilities
Non-interest-bearing deposits	$67,828	$70,541	$40,287	$40,287
Interest-bearing deposits	139,546	140,868	114,000	114,000
Other borrowings	16,500	16,500	46,500	46,500
Accrued interest payable	125	125	134	134

(12)

Non-interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2009 and 2008, respectively:

	Years ended December 31,
(dollars in thousands)	2009	2008
Loan arrangement fees	$734	$354
Loan syndication fees	—	2
Service charges and other operating income	267	177
Gain on sale of other real estate owned	24	27
Net gain on sale of AFS securities	1	21
Total non-interest income	$1,026	$581

(13)

Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2009, and 2008, respectively:

Years ended December 31,

(dollars in thousands)	2009	2008
Loan expense	$467	$283
Board of directors fees/non-cash stock expenses	222	279
OCC assessments	74	77
Branch expense	170	117
Stationery and supplies	54	92
Insurance	101	81
Dues, memberships and subscriptions	70	76
Stockholders expense	73	335
Courier expense	71	73
Telephone	50	50
Provision for off-balance sheet commitments	—	37
Delaware Franchise Tax	140	28
Other expenses	269	327
Total other operating expenses	$1,761	$1,855

(14)

Stock-Based Compensation

The Company has granted several restricted stock grant awards to directors and employees under the Equity Incentive Plan.  On May 15, 2009, the Company granted 100,750 restricted stock awards to employees with various vesting periods as follows:  50% or 50,375 awards that vest in three years, 25% or 25,188 awards that vest in four years, and 25% or 25,187 awards that vest in five years.  On November 15, 2009, the Company granted 20,000 restricted stock awards to one employee with graded vesting over five years and 34,856 restricted stock awards to directors with graded vesting over 3 years.

The restricted stock awards, accounted for under ASC 718-10, are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the Consolidated Statement of Operations related to the restricted stock awards, net of estimated forfeitures, was $556,000 in 2009 and $838,000 in 2008.

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.  No options were granted in 2009 or 2008.

The following table reflects the activities related to restricted stock awards outstanding for the years ended December 31, 2009 and 2008, respectively.

	Years ended December 31,
	2009		2008
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	366,278	$6.90	301,750	$7.59
Granted	155,606	3.84	154,834	5.76
Vested	(83,850)	7.94	(59,136)	7.20
Forfeited and surrendered	(78,324)	5.82	(31,170)	7.33
Ending balance	359,710	$5.58	366,278	$6.90

The intrinsic value of restricted stock vested during the years ended December 31, 2009 and 2008 was $219,000 and $327,000, respectively.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the years ended December 31, 2009 or 2008.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 4.15 and 5.15 years at December 31, 2009 and 2008, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at December 31, 2009 and 2008.  The weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan is $5.00.

The following table represents the status of all option shares and the exercise price thereof for the Director and Employee Stock Option Plan for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009		2008
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,105,673	$6.01	1,155,673	$5.96
Granted	—	—	—	—
Exercised	—	—	(30,000)	5.00
Cancelled	(60,000)	5.25	(20,000)	5.00
Ending Balance	1,045,673	$6.05	1,105,673	$6.01

The remaining contractual life of the Director and Employee Stock Options outstanding was 4.64 and 5.58 years at December 31, 2009 and 2008, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2009 and 2008.

There was no intrinsic value related to options outstanding and exercisable at December 31, 2009 and 2008.  The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of the period, which was $3.45 on December 31, 2009, and the exercise prices multiplied by the number of options outstanding.  If the Company’s closing stock price is lower than the exercise price, the intrinsic value is zero.

The following tables detail the amount of shares authorized and available under all stock plans as of December 31, 2009:

2004 Founder Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan

Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
1,200,000	155,963	359,710	684,327

(15)

Income Taxes

The income tax provision (benefit) consists of the following for the years ended December 31, 2009 and 2008:

(dollars in thousands)	2009	2008
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	2,736	(898)
State	762	(227)

Income tax provision (benefit)	$3,498	$(1,125)

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2009 and 2008 to the loss before income tax provision (benefit) and the effective tax rate are as follows:

	2009		2008
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision (benefit) at statutory rate	$(1,466)	(34)%	$(898)	(34)%
Changes due to:
State franchise tax, net of federal income tax	(308)	(7)%	(189)	(7)%
Effect of meals and entertainment	17	0%	15	1%
State Enterprise Zone Tax Deduction	(40)	(1)%	(40)	(2)%
Valuation allowance	5,267	122%	—	—%
Other, net	28	1%	(13)	(1)%
Total income tax provision (benefit)	$3,498	81%	$(1,125)	(43)%

The major components of the net deferred tax assets at December 31, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008
Deferred tax assets:
Net operating losses	$2,947	$818
Provision for loan losses	1,784	1,987
Equity compensation	620	524
Other	432	226
Valuation allowance	(5,267)	—
Total deferred tax assets	516	3,555

Deferred tax liabilities:
Prepaid expenses	457	—
Federal Home Loan Bank stock dividends	59	57
Net unrealized gains on investment securities	571	589
Total deferred tax liabilities	1,087	646
Net deferred tax (liabilities) assets	$(571)	$2,909

A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future taxable income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.  During the year ended December 31, 2009, management assessed the need for a valuation allowance and determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  As a result, management established a $5.3 million valuation allowance against the Company’s net deferred tax assets at December 31, 2009.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

As of December 31, 2009, the Company maintained a $571,000 deferred tax liability in connection with unrealized gains on its investment securities available-for-sale. The Company did not utilize this deferred tax liability to reduce the tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $6.9 million and $8.6 million, respectively.  For federal tax purposes, the Company’s NOL carryforwards expire beginning in 2024, and for California tax purposes, the Company’s NOL carryforwards expire beginning in 2014.

No uncertain tax positions were identified as of December 31, 2009 in accordance with ASC 740-10.  The Company had no tax reserve for uncertain tax positions at December 31, 2009 and December 31, 2008.  The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months.  In accordance with ASC 740-10, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  At December 31, 2009, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2005.

(16)

Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salaries on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participants. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of the employees for the years ended December 31, 2009 and 2008 were $125,000 and $147,000, respectively.

(17)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2009 and 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2009, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2009 and 2008 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

December 31, 2008:
Total Risk-Based Capital Ratio	$57,413	24.22%	$53,563	22.61%	$18,961	8.00%	$23,685	10.00%
Tier 1 Risk-Based Capital Ratio	$54,421	22.96%	$50,572	21.35%	$9,480	4.00%	$14,211	6.00%
Tier 1 Leverage Ratio	$54,421	21.27%	$50,572	19.73%	$10,233	4.00%	$12,819	5.00%

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

To date, Bancshares has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by Bancshares’ Board of Directors, as well as Bancshares’ legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

(18)

Parent Company Only Condensed Financial Information

The condensed financial statements of 1st Century Bancshares, Inc. as of and for the years ended December 31, 2009, and 2008 are presented below:

Condensed Balance Sheets

(dollars in thousands)	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$4,082	$3,900
Deferred tax asset	—	203
Investment in subsidiary bank	42,247	52,997

Total Assets	$46,329	$57,100

Liabilities and Stockholders’ Equity
Other liabilities	$9	$52

Common stock	104	103
Additional paid-in capital	63,562	63,006
Accumulated deficit	(12,903)	(5,094)
Accumulated other comprehensive income	817	841
Treasury stock at cost	(5,260)	(1,808)
Total Stockholders’ Equity	46,320	57,048

Total Liabilities and Stockholders’ Equity	$46,329	$57,100

Condensed Statements of Operations

	Years ended December 31,
(dollars in thousands)	2009	2008
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Dividends received from subsidiary bank	—	—
Compensation and benefits	(61)	(52)
Professional fees	(22)	(96)
Other operating expenses	(246)	(345)
Loss before taxes	(329)	(493)
Income tax (provision) benefit	(203)	203
Loss before equity in undistributed loss of subsidiary bank	(532)	(290)
Equity in undistributed loss of subsidiary bank	(7,277)	(1,227)
Net loss	$(7,809)	$(1,517)

Condensed Statements of Cash Flows

(dollars in thousands)	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,809)	$(1,517)
Adjustments to reconcile net loss to net cash used in operations:
Equity in undistributed net loss of subsidiary bank	7,277	1,227
Decrease (increase) in deferred tax asset	203	(203)
(Decrease) increase in other liabilities	(37)	51
Net cash used in operating activities	(366)	(442)

Cash flows from investing activities:
Reduction in capital of subsidiary bank	4,000	6,000
Net cash provided by investing activities	4,000	6,000

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	150
Purchase of treasury stock	(3,452)	(1,808)
Net cash used in financing activities	(3,452)	(1,658)
Net change in cash and cash equivalents	182	3,900
Cash and cash equivalents, beginning of year	3,900	—
Cash and cash equivalents, end of year	$4,082	$3,900

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the years then ended.  We also have audited 1st Century Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  1st Century Bancshares, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, 1st Century Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ Perry-Smith LLP

Sacramento, California
March 15, 2010