Form 10-Q
period 2010-03-31
1st Century Bancshares, Inc.
filed 2010-04-23
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

9,218,269 shares of common stock of the registrant were outstanding as of April 19, 2010.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2010

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  Forward-looking statements are based upon management’s current expectations and assumptions and speak only as of the date hereof.  The actual results of 1st Century Bancshares, Inc. (the “Company”), may differ materially and adversely from those expressed in any forward-looking statements as a result of various known and unknown risks, factors and uncertainties, including but not limited to, the impact of changes in interest rates, the continued impact of the decline in economic conditions, increased competition among financial service providers, the Company’s ability to attract deposit and loan customers, the quality of the Company’s earning assets, government regulations and management’s ability to manage the Company’s operations.  This Report, as well as certain other of the Company’s U.S. Securities and Exchange Commission (“SEC”) filings discuss the most significant risk factors known to management as of the date hereof or thereof and that may affect the Company’s business, results of operations and financial condition.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks	$9,396	$8,758
Interest earning deposits at other financial institutions	37,477	37,177
Total cash and cash equivalents	46,873	45,935
Investment securities — Available for Sale (“AFS”), at estimated fair value	42,656	43,062
Loans, net of allowance for loan losses of $5,502 and $5,478 at March 31, 2010 and December 31, 2009, respectively	167,264	176,329
Premises and equipment, net	1,063	1,108
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,791	3,791
Accrued interest and other assets	1,977	1,903
Total Assets	$263,624	$272,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$71,761	$67,828
Interest bearing deposits:
Interest bearing checking (“NOW”)	23,538	19,874
Savings and money market	50,159	46,240
Certificates of deposit less than $100	2,627	4,584
Certificates of deposit of $100 or greater	55,542	68,848
Total deposits	203,627	207,374
Other borrowings	11,500	16,500
Accrued interest and other liabilities	1,706	1,934
Total Liabilities	216,833	225,808

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,446,330 and 10,446,580 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	104	104
Additional paid-in capital	63,717	63,562
Accumulated deficit	(12,779)	(12,903)
Accumulated other comprehensive income	1,012	817
Treasury stock at cost — 1,228,061 and 1,227,181 shares at March 31, 2010 and December 31, 2009, respectively	(5,263)	(5,260)
Total Stockholders’ Equity	46,791	46,320
Total Liabilities and Stockholders’ Equity	$263,624	$272,128

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest and fee income on:
Loans	$2,254	$2,463
Investments	468	602
Other	40	26
Total interest and fee income	2,762	3,091

Interest expense on:
Deposits	199	207
Borrowings	85	127
Total interest expense	284	334
Net interest income	2,478	2,757

Provision for loan losses	—	273
Net interest income after provision for loan losses	2,478	2,484

Non-interest income	229	217

Non-interest expenses:
Compensation and benefits	1,416	1,344
Occupancy	224	253
Professional fees	177	193
Technology	146	127
Marketing	41	51
FDIC assessments	91	60
Other operating expenses	488	459
Total non-interest expenses	2,583	2,487
Income before income taxes	124	214
Income tax provision	—	84
Net income	$124	$130

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Forfeiture of restricted stock	(13,622)	—	(5)	—	—	—	—	(5)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	202	—	—	—	—	202
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(9,470)	(50)	(50)
Repurchased stock, net	—	—	—	—	—	(510,700)	(2,030)	(2,030)
Comprehensive income:
Net income	—	—	—	130	—	—	—	130
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	164	—	—	164
Total comprehensive income	—	—	—	130	164	—	—	294
Balance at March 31, 2009	10,355,676	$103	$63,203	$(4,964)	$1,005	(879,570)	$(3,888)	$55,459
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Forfeiture of restricted stock	(250)	—	(2)	—	—	—	—	(2)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	157	—	—	—	—	157
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(880)	(3)	(3)
Comprehensive income:
Net income	—	—	—	124	—	—	—	124
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	195	—	—	195
Total comprehensive income	—	—	—	124	195	—	—	319
Balance at March 31, 2010	10,446,330	$104	$63,717	$(12,779)	$1,012	(1,228,061)	$(5,263)	$46,791

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$124	$130
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	82	111
Deferred income tax expense	—	84
Provision for loan losses	—	273
Amortization (accretion) of deferred loan costs, net of fees	31	(76)
Non-cash stock compensation, net of forfeitures	155	197
Other, net	(5)	(19)
Increase in accrued interest and other assets	(75)	(80)
Decrease in accrued interest and other liabilities	(365)	(530)
Net cash (used in) provided by operating activities	(53)	90
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(3,960)	—
Maturities, calls and principal reductions	4,703	2,495
Activities in HTM investment securities:
Purchases	—	(149)
Maturities and principal reductions	—	382
Decrease (increase) in loans, net	9,034	(1,834)
Purchase of premises and equipment	(37)	(64)
Purchase of FRB stock and FHLB stock	—	(75)
Net cash provided by investing activities	9,740	755
Cash flows from financing activities:
Net (decrease) increase in deposits	(3,746)	8,895
Net repayments of overnight FHLB borrowings	—	(6,400)
Repayment of long-term FHLB borrowings	(5,000)	—
Purchase of treasury stock	(3)	(2,080)
Net cash (used in) provided by financing activities	(8,749)	415
Increase in cash and cash equivalents	938	1,260
Cash and cash equivalents, beginning of period	45,935	4,153
Cash and cash equivalents, end of period	$46,873	$5,413

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, and changes in stockholders’ equity and comprehensive income and cash flows, for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2009, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”).  The unaudited consolidated financial statements include the accounts of Bancshares and the Bank.  All inter-company accounts and transactions have been eliminated.

Certain items in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest earning deposits at other financial institutions with original maturities less than 90 days and Federal funds sold. In general, Federal funds are sold for one day and returned the next business day.

Investment Securities

Investment securities are classified in three categories. Debt securities that management has a positive intent and ability to hold to maturity are classified as “Held to Maturity” or “HTM” and are recorded at amortized cost. Debt and equity securities bought and held principally for the purpose of selling in the near term are classified as “Trading” securities and are measured at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as “Held to Maturity” or “Trading” with readily determinable fair values are classified as “Available for Sale” or “AFS” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company uses estimates from third parties in arriving at fair value determinations which are derived in accordance with fair value measurement standards.

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

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

The Bank is a member of the Federal Reserve System (“Fed” or “FRB”).  FRB stock is carried at cost and is considered a nonmarketable equity security.  Cash dividends from the FRB are reported as interest income.

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLB of San Francisco” or “FHLB”).  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB of San Francisco stock is carried at cost and is considered a nonmarketable equity security.  Both cash and stock dividends are reported as interest income.

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

When the measurement of an impaired loan is less than the recorded amount of the loan, a valuation allowance is established by recording a charge to the provision for loan losses. Subsequent increases or decreases in the valuation allowance for impaired loans are recorded by adjusting the existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.  The Company’s policy for recognizing interest income on impaired loans is the same as that for non-accrual loans.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible.

Subsequent repayments or recoveries, if any, are credited to the allowance. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data and the loss experience of other financial institutions because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in its loan portfolio.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. The Company may establish a specific allowance for loan losses on certain impaired loans based on the methodologies described above.  In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2010 and December 31, 2009 was adequate to absorb known and inherent risks in the loan portfolio.

Furniture, Fixtures and Equipment, net

Leasehold improvements and furniture, fixtures and equipment are carried at cost, less depreciation and amortization. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful life of the asset (three to ten years). Leasehold improvements are depreciated using the straight-line method over the terms of the related leases or the estimated lives of the improvements, whichever is shorter.

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to the uncertainty regarding its realizability.  During the three months ended March 31, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s losses in the second and third quarters of 2009 combined with the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.   Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At March 31, 2010, the Company maintained a deferred tax liability of $708,000 in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

At March 31, 2010 and December 31, 2009, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the equity section of the consolidated Balance Sheets and, along with net income, are components of comprehensive income.

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

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Net income	$124	$130

Average number of common shares outstanding	8,863,018	9,384,280
Effect of dilutive options	—	—
Effect of dilution of restricted stock	115,600	259,036
Average number of common shares outstanding used to calculate diluted earnings per common share	8,978,618	9,643,316

There were 1,179,393 and 1,239,373 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the three months ended March 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company is required to make certain disclosures about its use of fair value measurements in the preparation of its financial statements.  These standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

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

Stock-Based Compensation

The Company granted several restricted stock awards to directors, employees, and a vendor under the 1st Century Bancshares 2005 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfer and Servicing (“Topic 860”) – Accounting for Transfers of Financial Assets (“ASU 09-16”) which amends ASC 860-10, Transfers and Servicing-Overall (“ASC 860-10”) and adds transition paragraphs 860-10-65-3 of ASC 860-10.  ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASC 860-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The adoption of ASC 860-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidation (“Topic 810”) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 09-17”) which amends ASC 810-10, Consolidations-Overall (“ASC 810-10”) and adds transition paragraphs 810-10-65-2 of ASC 810-10.  ASC 810-10 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASC 810-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The adoption of ASC 810-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 8: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

(2)

Investments

The following is a summary of the investments categorized as Available for Sale at March 31, 2010 and December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
At March 31, 2010:
Investments — Available for Sale
Residential Mortgage-Backed Securities	$ 40,691	$ 1,762	$ (50)	$ 42,403
Residential Collateralized Mortgage Obligations	245	8	—	253
Total	$40,936	$1,770	$(50)	$42,656
At December 31, 2009:
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$2,000	$—	$(8)	$1,992
Residential Mortgage-Backed Securities	39,402	1,494	(106)	40,790
Residential Collateralized Mortgage Obligations	272	8	—	280
Total	$41,674	$1,502	$(114)	$43,062

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2010 or December 31, 2009.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at March 31, 2010 are as follows:

(dollars in thousands)

Available for Sale	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Residential Mortgage-Backed Securities	$ —	—%	$ 2,235	4.35%	$ 15,991	4.63%	$ 24,177	4.53%	$ 42,403	4.56%
Residential Collateralized Mortgage Obligations	—	—	—	—	253	4.23	—	—	253	4.23
Total	$—	—%	$2,235	4.35%	$16,244	4.62%	$24,177	4.53%	$42,656	4.56%

A total of three and four securities had unrealized losses at March 31, 2010 and December 31, 2009, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2010:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$ (50)	$ 5,955	$ —	$ —
Total	$(50)	$5,955	$—	$—
At December 31, 2009:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$(8)	$1,992	$—	$—
Residential Mortgage-Backed Securities	(106)	5,890	—	—
Total	$(114)	$7,882	$—	$—

At March 31, 2010 and December 31, 2009, all of the Company’s securities were pledged to the State of California Treasurer’s Office to secure certificates of deposit.  Deposits from the State of California were $34.0 million and $39.0 million at March 31, 2010 and December 31, 2009, respectively.

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

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at March 31, 2010 and December 31, 2009 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities Available for Sale, is presented below:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Net income	$124	$130
Other comprehensive income:
Change in net unrealized gains on investment securities Available for Sale, net of tax expense of $137 and $115, respectively	195	164
Comprehensive income	$319	$294

(3)

Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of March 31, 2010 and December 31, 2009, gross loans outstanding totaled $172.7 million and $181.7 million, respectively, within the following loan categories:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$81,957	47.5%	$84,721	46.6%
Real estate — residential mortgage	4,324	2.5%	1,880	1.0%
Real estate — commercial mortgage	58,069	33.6%	59,403	32.7%
Real estate — land and construction	12,019	7.0%	16,777	9.3%
Home equity	12,969	7.5%	12,747	7.0%
Consumer and other (2)	3,328	1.9%	6,180	3.4%
Loans, gross	172,666	100.0%	181,708	100.0%
Net deferred cost	100		99
Less — allowance for loan losses	(5,502)		(5,478)
Loans, net	$167,264		$176,329

(1)

Unsecured commercial loan balances were $17.0 million and $17.5 million at March 31, 2010 and December 31, 2009, respectively.

(2)

Unsecured consumer and other loan balances were $436,000 and $1.8 million at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, substantially all of the Company’s loan customers are located in Southern California.

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Beginning balance	$5,478	$5,171
Provision for loan losses	—	273
Charge offs:
Commercial	(20)	—
Consumer and other	—	(1,151)
Total Charge-offs	(20)	(1,151)
Recoveries:
Real estate-residential mortgage	22	—
Real estate-commercial mortgage	20	1
Consumer and other	2	—
Total Recoveries	44	1
Ending balance	$5,502	$4,294

An allowance for probable losses on undisbursed commitments to extend credit of $203,000 at both March 31, 2010 and December 31, 2009, was primarily related to commercial and home equity lines of credit and letters of credit which amounted to $59.7 million and $57.4 million at March 31, 2010 and December 31, 2009, respectively. The inherent risk associated with the undisbursed portion of the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in accrued interest and other liabilities within the accompanying consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Non-Performing Assets

The following table sets forth non-performing assets at March 31, 2010 and December 31, 2009:

(dollars in thousands)	March 31, 2010	December 31, 2009
Non-accrual loans:
Commercial	$2,477	$3,032
Real estate-residential mortgage	845	845
Real estate-commercial mortgage	5,680	5,923
Consumer and other	—	10
Total non-accrual loans	9,002	9,810

Other real estate owned (“OREO”)	—	—

Total non-performing assets	$9,002	$9,810

Non-performing assets to gross loans and OREO	5.21%	5.40%
Non-performing assets to total assets	3.41%	3.60%

At March 31, 2010 and December 31, 2009, the recorded investment in impaired loans was $9.0 million and $9.8 million, respectively.  At March 31, 2010 and December 31, 2009, the Company had a $326,000 and $347,000, respectively, specific allowance for loan losses on $815,000 and $867,000, respectively, of impaired loans.  There were $8.2 million and $8.9 million of impaired loans with no specific allowance for loan losses at March 31, 2010 and December 31, 2009, respectively.  The average recorded investment in impaired loans for the three months ended March 31, 2010 and 2009 was $9.6 million and $5.7 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three months ended March 31, 2010 and 2009.

(4)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at March 31, 2010 and December 31, 2009 are comprised of the following:

(dollars in thousands)	March 31, 2010	December 31, 2009
Leasehold improvements	$906	$906
Furniture & equipment	1,374	1,368
Software	483	452
Total	2,763	2,726
Accumulated depreciation	(1,700)	(1,618)
Premises and equipment, net	$1,063	$1,108

Depreciation and amortization included in occupancy expense for the three months ended March 31, 2010 and 2009 amounted to $82,000 and $111,000, respectively.

(5)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$71,761	35.2%	$67,828	32.7%
Interest bearing checking	23,538	11.6%	19,874	9.6%
Savings and money market	50,159	24.6%	46,240	22.3%
Certificates of deposit	58,169	28.6%	73,432	35.4%
Total	$203,627	100.0%	$207,374	100.0%

At March 31, 2010, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 16.7% of total deposits. At December 31, 2009, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. Each of these deposits outstanding at March 31, 2010 are scheduled to mature in the second quarter of 2010. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

The Company began utilizing the Certificate of Deposit Accounts Registry Service (“CDARS”) deposit program in January 2009. CDARS is a deposit swapping service that enables banks to provide their customers with Federal Deposit Insurance Corporation (“FDIC”) insurance for deposits that exceed FDIC insurance limits. CDARS allows banks to exchange customer deposits with one another (in sub-$250,000 increments) so that their customers can obtain FDIC protection while the banks can utilize the full amount of the large deposits for funding loans and adding liquidity. At March 31, 2010, the Company had $9.4 million of CDARS reciprocal deposits, which represented 4.6% of total deposits.  At December 31, 2009, the Company had $12.0 million of CDARS reciprocal deposits, which represented 5.8% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at March 31, 2010 and December 31, 2009 was $55.5 million and $68.8 million, respectively.  At March 31, 2010, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $47.9 million maturing in six months or less, $6.5 million maturing in six months to one year and $1.1 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2010.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$46,683	$1,909	$—
1.00% to 1.99%	2,346	5,171	911
2.00% to 2.99%	549	—	480
3.00% to 3.99%	100	—	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	20	—
Total	$49,678	$7,100	$1,391

(6)

Other Borrowings

At March 31, 2010, the Company had a $42.8 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $11.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2010.  At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2010 and December 31, 2009 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	1,500	1,500
July 12, 2010	3.38%	2,000	2,000
August 20, 2010	3.38%	2,000	2,000
September 8, 2010	3.25%	2,000	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$11,500	$16,500

  At March 31, 2010, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  At March 31, 2010, $5.0 million of these lines of credit were secured by a pledged certificate of deposit. The Company did not have any borrowings outstanding under these lines of credit at March 31, 2010 or December 31, 2009.

(7)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $58.2 million and $56.3 million in commitments to extend credit to customers and $1.5 million and $946,000 in standby/commercial letters of credit at March 31, 2010 and December 31, 2009, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $92,000 and $76,000 as of March 31, 2010 and December 31, 2009, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $115,000 and $108,000 for the three months ended March 31, 2010 and 2009, respectively.

The projected minimum rental payments under the term of the leases at March 31, 2010 are as follows (dollars in thousands):

Years ending December 31,
2010 (April – December)	$448
2011	603
2012	632
2013	639
2014	374
Thereafter	331
$3,027

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2010 and December 31, 2009, the Company did not have any litigation that management believes will have a material impact on the consolidated Balance Sheets or consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, assuming no forfeitures (dollars in thousands).

Years ending December 31,
2010 (April – December)	$301
2011	239
2012	121
2013	41
2014	9
$711

(8)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2010:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$42,403	$—	$42,403	$—
Residential Collateralized Mortgage Obligations	253	—	253	—
Total	$42,656	$—	$42,656	$—
At December 31, 2009:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$1,992	$—	$1,992	$—
Residential Mortgage-Backed Securities	40,790	—	40,790	—
Residential Collateralized Mortgage Obligations	280	—	280	—
Total	$43,062	$—	$43,062	$—

AFS securities — Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements for the three months ended March 31, 2010.

As of March 31, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities was $42.4 million.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated between the years ended December 31, 2003 and 2009.  These loans are geographically dispersed throughout the United States.  At March 31, 2010, the weighted average rate and weighed average life of these securities were 4.56% and 4.48 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from two independent pricing services using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Company compares the price estimates received from these pricing services and generally utilizes an average of the prices to calculate the estimated fair value of these securities.

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2010:
Impaired loans	$8,676	$—	$—	$8,676
At December 31, 2009:
Impaired loans	$9,463	$—	$—	$9,463

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  During the three months ended March 31, 2010 and 2009, the Company recorded a net recovery of $24,000 and a net charge-off of $1.2 million, respectively, on impaired loans.

(9)

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

Cash and cash equivalents

The carrying amounts are considered to be their estimated fair values because of the short-term maturity of these instruments which includes Federal funds sold and interest earning deposits at other financial institutions.

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

Deposits

For demand deposits, the carrying amount approximates fair value. The fair values of interest bearing checking, savings, and money market deposits are estimated by discounting future cash flows using the interest rates currently offered for deposits of similar products.  The Company would likely receive a core deposit premium if its deposits were sold in the principal market for such deposits.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

The estimated fair value and carrying amounts of the financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$46,873	$46,873	$45,935	$45,935
Investment securities	42,656	42,656	43,062	43,062
Federal Reserve Bank stock	1,511	1,511	1,511	1,511
Federal Home Loan Bank stock	2,280	2,280	2,280	2,280
Loans, net	167,264	165,958	176,329	176,072
Accrued interest receivable	716	716	573	573

Liabilities
Non-interest bearing deposits	$71,761	$71,761	$67,828	$67,828
Interest bearing deposits	131,866	131,922	139,546	139,546
Other borrowings	11,500	11,610	16,500	16,500
Accrued interest payable	67	67	125	125

(10)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Loan arrangement fees	$152	$134
Service charges and other operating income	77	83
Total non-interest income	$229	$217

(11)

Stock-Based Compensation

The Company grants restricted stock grant awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  No restricted stock awards were granted during the three months ended March 31, 2010 or 2009.

Non-cash stock compensation expense recognized in the unaudited consolidated Statement of Operations related to the restricted stock awards, net of estimated forfeitures, was $155,000 and $197,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.  No options were granted during the three months ended March 31, 2010 or 2009.

The following table reflects the activities related to restricted stock awards outstanding for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010		2009
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	359,710	$5.58	366,278	$6.90
Granted	—	—	—	—
Vested	(6,695)	5.38	(1,569)	5.30
Forfeited and surrendered	(250)	7.50	(13,622)	6.67
Ending balance	352,765	$5.58	351,087	$6.92

The intrinsic value of restricted stock vested during the three months ended March 31, 2010 and 2009 was $20,000 and $6,000, respectively.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the three months ended March 31, 2010 or 2009.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 3.91 and 4.91 years at March 31, 2010 and 2009, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at March 31, 2010 and 2009.  At March 31, 2010 and 2009, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan is $5.00.

The following table represents the status of all option shares and the exercise price thereof for the Director and Employee Stock Option Plan for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,045,673	$6.05	1,105,673	$6.01
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Ending Balance	1,045,673	$6.05	1,105,673	$6.01

The remaining contractual life of the Director and Employee Stock Options outstanding was 4.39 and 5.35 years at March 31, 2010 and 2009, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2010 and 2009.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2010:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	161,778	352,765	685,457

(12)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2010 and December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of March 31, 2010 and December 31, 2009 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:
Total Risk-Based Capital Ratio	$48,383	23.57%	$44,383	21.62%	$16,427	8.00%	$20,533	10.00%
Tier 1 Risk-Based Capital Ratio	$45,779	22.30%	$41,778	20.35%	$8,213	4.00%	$12,320	6.00%
Tier 1 Leverage Ratio	$45,779	17.42%	$41,778	15.89%	$10,520	4.00%	$13,150	5.00%

December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; management’s ability to manage the Company’s operations: and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”), and to general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting polices related to the allowance for loan losses and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1. “Financial Statements” for more information.

The allowance for loan losses is established through provisions for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because the Company began operations in March 2004 and lacks sufficient historical data from the performance of loans in the loan portfolio to evaluate the adequacy of the allowance based upon such historical data. Management carefully monitors qualitative factors, such as changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio and historical peer group loan loss data, to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to further increases in the provision for loan losses and/or additional charge-off of loans. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for further details considered by management in estimating the necessary level of the allowance for loan losses.

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

Summary of the Results of Operations and Financial Condition

For the three months ended March 31, 2010 and 2009, the Company recorded net income of $124,000, or $0.01 per diluted share, and $130,000, or $0.01 per diluted share, respectively.  The decline in net income during the current period compared to the same period last year was primarily due to a $279,000 decrease in net interest income and a $96,000 increase in total non-interest expenses.  These items were partially offset by a $273,000 decrease in provision for loan losses and an $84,000 decrease in income tax provision.

Total assets at March 31, 2010 were $263.6 million, representing a decrease of approximately $8.5 million, or 3.1%, from $272.1 million reported at December 31, 2009. The decrease in total assets was primarily attributable to a decrease in gross loans, partially offset by an increase in cash and cash equivalents.  Gross loans at March 31, 2010 were $172.7 million, which represents a decrease of $9.0 million, or 5.0%, from $181.7 million at December 31, 2009. The decrease in gross loans was attributable to loan amortization and pay-downs.  Cash and cash equivalents increased $938,000 from $45.9 million at December 31, 2009 to $46.9 million at March 31, 2010.  Total liabilities decreased by $9.0 million to $216.8 million as compared to $225.8 million at December 31, 2009.  This decrease was primarily due to a $3.7 million decrease in deposits and a $5.0 million decrease in other borrowings.  The decline in deposits was attributable to a $7.7 million decline in interest bearing deposits, partially offset by a $3.9 million increase in non-interest bearing deposits due to continued core-deposit gathering efforts.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits, were $145.5 million and $133.9 million at March 31, 2010 and December 31, 2009, respectively, representing an increase of $11.6 million, or 8.6%.

Average interest earning assets decreased from $254.7 million for the three months ended March 31, 2009 to $253.9 million for the three months ended March 31, 2010.  The weighted average interest rate on interest earning assets decreased to 4.41% for the three months ended March 31, 2010 from 4.92% for the same period last year.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Return on average assets	0.19%	0.20%

Return on average stockholders’ equity	1.08%	0.93%

Average equity to average assets	17.75%	21.70%

Net interest margin	3.96%	4.39%

At March 31, 2010, stockholders' equity totaled $46.8 million, or 17.7% of total assets, as compared to $46.3 million, or 17.0% at December 31, 2009.  The Company’s book value per share of common stock was $5.08 as of March 31, 2010, an increase of 1.2%, from $5.02 per share as of December 31, 2009.

Results of Operations

Net Interest Income

The management of interest income and interest expense is fundamental to the performance of the Company. Net interest income, which is the difference between interest income on interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and other borrowings, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets).

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest bearing liabilities; and (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans, securities, deposits and borrowings.

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at March 31, 2010 and 2009.  There was no change in the targeted federal funds rate from March 31, 2009 to March 31, 2010, which remained at 0.00-0.25%.  The Company currently believes it is reasonably possible the targeted federal funds rate and the national prime rate will begin to increase as the general economy improves; however, there can be no assurance to that effect or as to the timing or the magnitude of any increase should an increase occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Company’s control.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.”

During the three months ended March 31, 2010 and 2009, net interest income was $2.5 million and $2.8 million, respectively.  This decline was primarily caused by decreases of $209,000 and $134,000 in interest earned in connection with our loan portfolio and investment securities, respectively.  The fluctuation in our loan interest income was related to a $22.7 million decrease in the average balance of loans caused primarily by loan amortization and pay-offs, as well as loan charge-offs incurred during 2009.  The change in interest earned on our investment portfolio was related to a $6.1 million decrease in its average balance and a 49 basis point decline in the yield earned on our residential agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.61% for the three months ended March 31, 2010 compared to 4.07% for the same period last year.  The decline in our net interest spread was primarily due to a $28.3 million increase in the average balance of lower yielding interest earning deposits at other financial institutions.  These deposits yielded approximately 23 and 45 basis points during the three months ended March 31, 2010 and 2009, respectively.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.96% for the three months ended March 31, 2010 and 4.39% for the three months ended March 31, 2009.  The 43 basis point decline in net interest margin was primarily due to a decrease in yield on earning assets of 51 basis points, partially offset by a 5 basis point decline in the cost of interest bearing deposits and borrowings.  As discussed above, the decrease in yield on earning assets was primarily the result of an increase in the average balance of lower yielding interest earning deposits at other financial institutions.  During the three months ended March 31, 2010, the cost of interest bearing deposits and other borrowings declined by 5 basis points compared to the same period last year.  This decrease was primarily attributable to the cost of our certificates of deposits declining by 25 basis points during the period, as these deposits repriced to lower current market interest rates, partially offset by the cost of money market deposits increasing by 8 basis points.

The following table sets forth our average balance sheet, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2010 and 2009, respectively.

                                Three Months Ended March 31,

	2010			2009
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$—	$—	0.00%	$23	$0	0.28%
Interest earning deposits at other financial institutions	28,466	16	0.23%	119	0	0.45%
U.S. gov’t treasuries	—	—	0.00%	148	1	1.01%
U.S. gov’t-sponsored agencies	1,554	8	2.22%	—	—	—%
Residential mortgage-backed securities and CMO’s	42,096	460	4.43%	49,571	601	4.92%
Federal Reserve Bank stock	1,511	23	6.00%	1,797	26	5.88%
Federal Home Loan Bank stock	2,279	1	0.27%	2,271	—	—%
Loans (1) (2)	177,985	2,254	5.13%	200,723	2,463	4.98%
Earning assets	253,891	2,762	4.41%	254,652	3,091	4.92%
Other assets	8,916			4,352
Total assets	$262,807			$259,004
Liabilities & Equity
Interest checking (NOW)	$19,023	13	0.27%	$11,673	8	0.27%
Money market deposits	46,783	85	0.74%	49,580	80	0.66%
Savings	772	0	0.10%	324	0	0.10%
CD’s	65,344	101	0.63%	54,803	119	0.88%
Borrowings	12,502	85	2.76%	42,759	127	1.20%
Total interest bearing deposits and borrowings	144,424	284	0.80%	159,139	334	0.85%
Demand deposits	69,914			42,376
Other liabilities	1,812			1,280
Total liabilities	216,150			202,795
Equity	46,657			56,209
Total liabilities & equity	$262,807			$259,004

Net interest income / spread		$2,478	3.61%		$2,757	4.07%

Net interest margin			3.96%			4.39%

(1)

Before allowance for loan losses and net deferred loan fees and costs.  Included in net interest income was net loan origination cost amortization of $33,000 for the three months ended March 31, 2010 and net loan fee accretion of $73,000 for the three months ended March 31, 2009, respectively.

(2)

Includes average non-accrual loans of $9.6 million and $5.7 million for the three months ended March 31, 2010 and 2009, respectively.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Three Months Ended March 31,
	2010 Compared to 2009
	Increase (Decrease)
	Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$—	$—	$—
Interest earning deposits at other financial institutions	16	—	16
U.S. gov’t treasuries	(1)	—	(1)
U.S. gov’t-sponsored agencies	8	—	8
Residential mortgage-backed securities and CMO’s	(85)	(56)	(141)
Federal Reserve Bank stock	(4)	1	(3)
Federal Home Loan Bank stock	—	1	1
Loans	(285)	76	(209)
Total (decrease) increase in interest income	(351)	22	(329)
Interest expense:
Interest checking (NOW)	5	—	5
Savings and money market deposits	(4)	9	5
CD’s	20	(38)	(18)
Borrowings	(131)	89	(42)
Total (decrease) increase in interest expense	(110)	60	(50)
Net decrease in net interest income	$(241)	$(38)	$(279)

Provision for Loan Losses

The provision for loan losses was none and $273,000 for the three months ended March 31, 2010 and 2009, respectively.  We did not record a provision for loan losses during the current period as it was determined that our ALL was adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of March 31, 2010.  During the current quarter, we had net recoveries of $24,000, compared to $1.2 million of net charge-offs during the same period last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 5.21% and 5.40% at March 31, 2010 and December 31, 2009, respectively.

Non-Interest Income

Non-interest income was $229,000 for the three months ended March 31, 2010 compared to $217,000 for the three months ended March 31, 2009.  The increase in non-interest income was primarily due to an increase in loan arrangement fees.

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer fees.  Loan arrangement fees are related to a college loan funding program the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  The loan syndication fees are related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility. Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees. See Note 10 “Non-interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three months ended March 31, 2010 and 2009.

Non-Interest Expense

Non-interest expense was $2.6 million for the three months ended March 31, 2010 compared to $2.5 million for the three months ended March 31, 2009, representing an increase of $96,000, or 3.9%.  Compensation and benefits increased $72,000, or 5.4%, to $1.4 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009.  FDIC assessments increased $31,000 to $91,000 for the three months ended March 31, 2010 compared to $60,000 for the three months ended March 31, 2009.  The increase was primarily due to an increase in the FDIC assessment rate and an increase in deposits as compared to March 31, 2009.

Income Tax Provision

During the three months ended March 31, 2010, we did not record an income tax provision related to our pretax earnings  because of our cumulative losses since inception.  Tax expense that would normally arise because of the Company’s earnings in the first quarter of 2010 is not recorded because it is offset by a reduction in the valuation allowance on the Company’s deferred tax asset.  The income tax provision for the three months ended March 31, 2009 was $84,000 and resulted in an effective tax rate of 39.3%.

Financial Condition

ASSETS

Total assets at March 31, 2010 were $263.6 million, representing a decrease of approximately $8.5 million, or 3.1%, from $272.1 million reported at December 31, 2009. The decrease in total assets was primarily attributable to a decrease in gross loans, partially offset by an increase in cash and cash equivalents.  Gross loans at March 31, 2010 were $172.7 million, which represented a decrease of $9.0 million, or 5.0%, from $181.7 million at December 31, 2009.  The decrease in gross loans was attributable to loan amortization and pay-offs.  Cash and cash equivalents increased $938,000 from $45.9 million at December 31, 2009 to $46.9 million at March 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents totaled $46.9 million at March 31, 2010 and $45.9 million at December 31, 2009. We continued to maintain an elevated amount of cash and cash equivalents during the current period.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or investment securities. See the section “Liquidity and Asset/Liability Management” below.

Investment Securities

The investment securities portfolio is generally the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2010 or December 31, 2009.

At March 31, 2010, investment securities totaled $42.7 million compared to $43.1 million at December 31, 2009.  The Company’s investment portfolio is currently primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  As of March 31, 2010 and December 31, 2009, the weighted average life of our investment portfolio was approximately 4.52 years and 4.56 years, respectively.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Loans, net of the allowance for loan losses and deferred cost/unearned fees decreased 5.1%, or $9.0 million, from $176.3 million at December 31, 2009 to $167.3 million at March 31, 2010.  The decrease in the loan portfolio during the current period was primarily the result of loan amortization and pay-offs.  As of March 31, 2010 and December 31, 2009, gross loans outstanding totaled $172.7 million and $181.7 million, respectively.  Loan originations were $9.9 million during the three months ended March 31, 2010 as compared to $30.0 million during the same period last year.  The decline in loan originations was primarily caused by moderating loan demand from customers.

As of March 31, 2010, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

Non-Performing Assets

The following table sets forth non-performing assets at March 31, 2010 and December 31, 2009:

(dollars in thousands)	March 31, 2010	December 31, 2009
Non-accrual loans:
Commercial	$2,477	$3,032
Real estate-residential mortgage	845	845
Real estate-commercial mortgage	5,680	5,923
Consumer and other	—	10
Total non-accrual loans	9,002	9,810

Other real estate owned (OREO)	—	—

Total non-performing assets	$9,002	$9,810

Non-performing assets to total loans and OREO	5.21%	5.40%
Non-performing assets to total assets	3.41%	3.60%

Non-accrual loans totaled $9.0 million and $9.8 million at March 31, 2010 and December 31, 2009, respectively.  There were no accruing loans past due 90 days or more at March 31, 2010 and December 31, 2009.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $110,000 and $113,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, non-accrual loans consisted of six commercial loans totaling $2.5 million, two real estate-commercial mortgage loans totaling $5.7 million, and two real estate-residential mortgage loans totaling $845,000.

At March 31, 2010 and December 31, 2009, the recorded investment in impaired loans was $9.0 million and $9.8 million, respectively.  At March 31, 2010 and December 31, 2009, the Company had a $326,000 and $347,000, respectively, specific allowance for loan losses on $815,000 and $867,000, respectively, of impaired loans.  There were $8.2 million and $8.9 million of impaired loans with no specific allowance for loan losses at March 31, 2010 and December 31, 2009, respectively.  The average outstanding balance of impaired loans for the three months ended March 31, 2010 and 2009 was $9.6 million and $5.7 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three months ended March 31, 2010 and 2009.

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) must be maintained at an adequate level to absorb estimated future credit losses inherent in our loan portfolio. Management has analyzed all classified credits, pools of loans, economic factors, trends in the loan portfolio, and changes in policies, procedures, and underwriting criteria.

The Board of Directors reviews the adequacy of the ALL on a quarterly basis. The ALL is established through provisions for loan losses charged to operations and reduced by net charge-offs. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data because we began operations in March 2004 and lack sufficient historical data from the performance of loans in our loan portfolio to evaluate the adequacy of the allowance based upon such historical data.  However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not currently known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon default. Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the ALL. In addition, the OCC, as a major part of its examination process, periodically reviews the ALL and could require additional provisions to be made. The allowance is based on estimates, and actual losses may vary from the estimates. As the volume of the loan portfolio grows, additional provisions will be required to maintain the allowance at adequate levels. No assurance can be given that adverse future economic conditions will not lead to increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2010 and December 31, 2009, and the methodology utilized in deriving that level are adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the ALL for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Beginning balance	$5,478	$5,171
Provision for loan losses	—	273
Charge offs:
Commercial	(20)	—
Consumer and other	—	(1,151)
Total Charge-offs	(20)	(1,151)
Recoveries:
Real estate-residential mortgage	22	—
Real estate-commercial mortgage	20	1
Consumer and other	2	—
Total Recoveries	44	1
Ending balance	$5,502	$4,294

The ALL was $5.5 million, or 3.19%, of our total loan portfolio at March 31, 2010 compared to $5.5 million, or 3.01%, at December 31, 2009.  We did not record a provision for loan losses during the current period as it was determined that our ALL was adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of March 31, 2010.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to the uncertainty regarding its realizability.  During the three months ended March 31, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s losses in the second and third quarters of 2009 combined with the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.   Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At March 31, 2010, the Company maintained a deferred tax liability of $708,000 in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At March 31, 2010, total deposits were $203.6 million compared to $207.4 million at December 31, 2009, representing a decrease of 1.8% or $3.8 million. This decline was primarily due to a decrease in certificates of deposits of $15.3 million, partially offset by increases in non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits of $3.9 million, $3.7 million and $3.9 million, respectively. The decrease in certificates of deposits was primarily attributable to a decrease of $5.0 million in State of California Treasurers Office certificates of deposit.  The increase in non-interest bearing, as well as interest bearing demand deposits was the result of our efforts to specifically focus on growing our core deposit franchise.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits, were $145.5 million and $133.9 million at March 31, 2010 and December 31, 2009, respectively, representing an increase of $11.6 million, or 8.6%.

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$71,761	35.2%	$67,828	32.7%
Interest bearing demand deposits	23,538	11.6%	19,874	9.6%
Savings and money market deposits	50,159	24.6%	46,240	22.3%
Certificates of deposit	58,169	28.6%	73,432	35.4%
Total	$203,627	100.0%	$207,374	100.0%

At March 31, 2010, the Company had six certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 16.7% of total deposits. At December 31, 2009, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. Each of these deposits outstanding at March 31, 2010 are scheduled to mature in the second quarter of 2010. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposits with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 5 “Deposits.”

The aggregate amount of certificates of deposits of $100,000 or more at March 31, 2010 and December 31, 2009 was $55.5 million and $68.8 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at March 31, 2010, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(dollars in thousands)

Due within 3 months or less	$45,382
Due after 3 months and within 6 months	2,481
Due after 6 months and within 12 months	6,517
Due after 12 months	1,162
Total	$55,542

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

The liquidity ratio (the sum of cash and cash equivalents and Available for Sale investments, excluding amounts required to be pledged under borrowings and lines of credit and State of California deposit relationships and operating requirements, divided by total assets) was 17.0% at March 31, 2010 and 16.7% at December 31, 2009.  At March 31, 2010, the majority of our cash and cash equivalents were earning approximately 25 basis points.

At March 31, 2010, the Company had a $42.8 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $11.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2010.  At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2010 and December 31, 2009 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	1,500	1,500
July 12, 2010	3.38%	2,000	2,000
August 20, 2010	3.38%	2,000	2,000
September 8, 2010	3.25%	2,000	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$11,500	$16,500

At March 31, 2010, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  At March 31, 2010, $5.0 million of these lines of credit were secured by a pledged certificate of deposit.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2010 or December 31, 2009.

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

As of March 31, 2010, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At March 31, 2010, the Company had total stockholders’ equity of $46.8 million, which included $104,000 in common stock, $63.7 million in additional paid-in capital, $12.8 million accumulated deficit, $1.0 million in accumulated other comprehensive income, and $5.3 million in treasury stock.

As of March 31, 2010, the Company was not subject to any material commitments for capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2010 and December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of March 31, 2010 and December 31, 2009 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:
Total Risk-Based Capital Ratio	$48,383	23.57%	$44,383	21.62%	$16,427	8.00%	$20,533	10.00%
Tier 1 Risk-Based Capital Ratio	$45,779	22.30%	$41,778	20.35%	$8,213	4.00%	$12,320	6.00%
Tier 1 Leverage Ratio	$45,779	17.42%	$41,778	15.89%	$10,520	4.00%	$13,150	5.00%

December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

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

(dollars in thousands)	March 31, 2010	December 31, 2009
Commitments to extend credit	$58,239	$56,249
Commitments to extend credit to directors and officers (undisbursed amount)	$2,975	$3,190
Standby/commercial letters of credit	$1,480	$946
Guarantees on revolving credit card limits	$242	$223
Outstanding credit card balances	$92	$76

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of March 31, 2010 and December 31, 2009, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.35% and 0.36% of the undisbursed loan funds, respectively.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For further information on commitments and contingencies, see Part I, Item 1.  Financial Statements - Note 7 “Commitments and Contingencies.”

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

The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow form timely decisions regarding required disclosure.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

At present, there are no known material pending legal proceedings against the Company other than ordinary routine litigation incidental to the Company’s business.

Item 1A.

Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program
January 1-31, 2010	—	$—	—	$—
February 1-28, 2010	880	3.55	—	—
March 1-31, 2010	—	—	—	—
Total	880	3.55	—

(1)

Shares purchased during the three months ended, March 31, 2010, represent shares acquired from employees in connection with the vesting of restricted stock grants.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Reserved.

Item 5.

Other Information

(a)

Additional Disclosures.  None.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the board of directors during the three months ended March 31, 2010.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 23rd day of April, 2010.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer