Form 10-Q
period 2010-06-30
1st Century Bancshares, Inc.
filed 2010-08-10
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

9,371,887 shares of common stock of the registrant were outstanding as of August 6, 2010.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

June 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks	$12,553	$8,758
Interest earning deposits at other financial institutions	61,254	37,177
Total cash and cash equivalents	73,807	45,935
Investment securities — Available for Sale (“AFS”), at estimated fair value	38,857	43,062
Loans, net of allowance for loan losses of $4,947 and $5,478 at June 30, 2010 and December 31, 2009, respectively	161,194	176,329
Premises and equipment, net	1,049	1,108
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,484	3,791
Accrued interest and other assets	1,682	1,903
Total Assets	$280,073	$272,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$80,341	$67,828
Interest bearing deposits:
Interest bearing checking (“NOW”)	25,999	19,874
Savings and money market	54,150	46,240
Certificates of deposit less than $100	2,422	4,584
Certificates of deposit of $100 or greater	57,952	68,848
Total deposits	220,864	207,374
Other borrowings	10,000	16,500
Accrued interest and other liabilities	2,068	1,934
Total Liabilities	232,932	225,808

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,636,080 and 10,446,580 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	106	104
Additional paid-in capital	63,842	63,562
Accumulated deficit	(12,660)	(12,903)
Accumulated other comprehensive income	1,255	817
Treasury stock at cost — 1,262,693 and 1,227,181 shares at June 30, 2010 and December 31, 2009, respectively	(5,402)	(5,260)
Total Stockholders’ Equity	47,141	46,320
Total Liabilities and Stockholders’ Equity	$280,073	$272,128

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and fee income on:
Loans	$2,162	$2,395	$4,416	$4,858
Investments	454	554	922	1,156
Other	44	26	84	52
Total interest and fee income	2,660	2,975	5,422	6,066

Interest expense on:
Deposits	172	188	371	395
Borrowings	71	126	156	253
Total interest expense	243	314	527	648
Net interest income	2,417	2,661	4,895	5,418

Provision for loan losses	100	374	100	647
Net interest income after provision for loan losses	2,317	2,287	4,795	4,771

Non-interest income	210	258	439	475

Non-interest expenses:
Compensation and benefits	1,259	1,266	2,675	2,610
Occupancy	232	227	456	480
Professional fees	178	135	355	328
Technology	164	120	310	247
Marketing	48	67	89	118
FDIC assessments	85	139	176	199
Other operating expenses	442	421	930	880
Total non-interest expenses	2,408	2,375	4,991	4,862
Income before income taxes	119	170	243	384
Income tax provision	—	52	—	136
Net income	$119	$118	$243	$248

Basic earnings per share	$0.01	$0.01	$0.03	$0.03
Diluted earnings per share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Outstanding		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Restricted stock issued	100,750	1	—	—	—	—	—	1
Forfeiture of restricted stock	(73,324)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	269	—	—	—	—	269
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(19,816)	(92)	(92)
Common stock repurchased	—	—	—	—	—	(510,700)	(2,030)	(2,030)
Comprehensive income:
Net income	—	—	—	248	—	—	—	248
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	(90)	—	—	(90)
Total comprehensive income	—	—	—	248	(90)	—	—	158
Balance at June 30, 2009	10,396,724	$104	$63,275	$(4,846)	$751	(889,916)	$(3,930)	$55,354
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Restricted stock issued	190,000	2	—	—	—	—	—	2
Forfeiture of restricted stock	(500)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	280	—	—	—	—	280
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(35,512)	(142)	(142)
Comprehensive income:
Net income	—	—	—	243	—	—	—	243
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	438	—	—	438
Total comprehensive income	—	—	—	243	438	—	—	681
Balance at June 30, 2010	10,636,080	$106	$63,842	$(12,660)	$1,255	(1,262,693)	$(5,402)	$47,141

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$243	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	172	187
Deferred income tax expense	—	136
Provision for loan losses	100	647
Amortization (accretion) of deferred loan costs, net of fees	67	(76)
Non-cash stock compensation, net of forfeitures	280	269
Other, net	(46)	9
Decrease in accrued interest and other assets	221	151
Decrease in accrued interest and other liabilities	(172)	(158)
Net cash provided by operating activities	865	1,413
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(6,142)	(149)
Maturities, calls and principal reductions	7,252	6,364
Proceeds from the sale of securities	3,887	3,367
Decrease in loans, net	14,968	4,368
Purchase of premises and equipment	(113)	(126)
Sale of FRB stock and FHLB stock	307	101
Net cash provided by investing activities	20,159	13,925
Cash flows from financing activities:
Net increase in deposits	13,490	17,805
Net repayments of overnight FHLB borrowings	—	(32,000)
Proceeds from long-term FHLB borrowings	—	2,000
Repayment of long-term FHLB borrowings	(6,500)	—
Purchase of treasury stock	(142)	(2,122)
Net cash provided by (used in) financing activities	6,848	(14,317)
Increase in cash and cash equivalents	27,872	1,021
Cash and cash equivalents, beginning of period	45,935	4,153
Cash and cash equivalents, end of period	$73,807	$5,174

Supplemental cash flow information:
Cash paid during the period for interest	$569	$666

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in stockholders’ equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, changes in stockholders’ equity and comprehensive income and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2009, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”).  The unaudited consolidated financial statements include the accounts of Bancshares and the Bank.  All intercompany accounts and transactions have been eliminated.

Certain items in the 2009 unaudited consolidated financial statements have been reclassified to conform to the 2010 presentation.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2010.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant assumptions and estimates used by management in preparation of the unaudited consolidated financial statements include assumptions and assessments made in connection with calculating the allowance for loan losses and determining the realizability of the Company’s deferred tax assets.  It is at least reasonably possible that certain assumptions and estimates could prove to be incorrect and cause actual results to differ materially and adversely from the amounts reported in the unaudited consolidated financial statements included herewith.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest earning deposits at other financial institutions with original maturities less than 90 days and all highly liquid investments with original maturities of less than 90 days.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a two-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. The Company may establish a specific allowance for loan losses on certain impaired loans based on the methodologies described above.  In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2010 and December 31, 2009 was adequate to absorb known and inherent risks in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At June 30, 2010, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At June 30, 2010, the Company maintained a deferred tax liability of $877,000 in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying unaudited Consolidated Balance Sheet.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At June 30, 2010 and December 31, 2009, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

	Three Months Ended June 30,
(dollars in thousands)	2010	2009
Net income	$119	$118

Average number of common shares outstanding	8,913,766	9,154,775
Effect of dilutive options	—	—
Effect of dilution of restricted stock	119,537	252,149
Average number of common shares outstanding used to calculate diluted earnings per common share	9,033,303	9,406,924

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Net income	$243	$248

Average number of common shares outstanding	8,888,518	9,268,893
Effect of dilutive options	—	—
Effect of dilution of restricted stock	123,593	253,416
Average number of common shares outstanding used to calculate diluted earnings per common share	9,012,111	9,522,309

There were 1,369,373 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the three and six months ended June 30, 2010 compared to 1,239,373 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the same periods a year ago.

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

Stock-Based Compensation

The Company has granted restricted stock awards to directors, employees, and a vendor under the 1st Century Bancshares 2005 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”). The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. This ASU became effective upon issuance.  Removal of the disclosure requirement did not affect the nature or timing of subsequent events evaluations performed by the Company.

In April 2010, the FASB issued ASU 2010-18, Receivables  (“Topic 310”) – Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset  (“ASU 10-18”) which amends ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), with a link to transition paragraph. 310-10- 65-1,  ASU 10-18 provides that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. However, an entity needs to continue to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 10-18 is effective for qualified modifications of loans occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. With respect to this ASU that was adopted during the current period, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In July 2010, the FASB issued ASU 2010-20, Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 10-20”).  ASU 10-20 requires a company to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the ASU 10-20.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, or cash flows.

(2)

Investments

The following is a summary of the investments categorized as Available for Sale at June 30, 2010 and December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At June 30, 2010:
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Residential Mortgage-Backed Securities	36,352	2,126	—	38,478
Residential Collateralized Mortgage Obligations	223	6	—	229
Total	$36,725	$2,132	$—	$38,857
At December 31, 2009:
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$2,000	$—	$(8)	$1,992
Residential Mortgage-Backed Securities	39,402	1,494	(106)	40,790
Residential Collateralized Mortgage Obligations	272	8	—	280
Total	$41,674	$1,502	$(114)	$43,062

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at June 30, 2010 or December 31, 2009.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at June 30, 2010 are as follows:

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Gov’t and Federal Agency Securities	$ 150	0.04%	$ —	—%	$ —	—%	$ —	—%	$ 150	0.04%
Residential Mortgage-Backed Securities	—	—	2,280	4.36	15,573	4.63	20,625	4.51	38,478	4.55
Residential Collateralized Mortgage Obligations	—	—	—	—	229	4.21	—	—	229	4.21
Total	$150	0.04%	$2,280	4.36%	$15,802	4.62%	$20,625	4.51%	$38,857	4.53%

There were no securities with an unrealized loss at June 30, 2010.  A total of four securities had unrealized losses at December 31, 2009.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2009:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$(8)	$1,992	$—	$—
Residential Mortgage-Backed Securities	(106)	5,890	—	—
Total	$(114)	$7,882	$—	$—

At June 30, 2010 and December 31, 2009, the fair value of AFS securities pledged to the State of California Treasurer’s Office to secure certificates of deposit was $38.7 million and $43.1 million, respectively.  Deposits from the State of California were $34.0 million and $39.0 million at June 30, 2010 and December 31, 2009, respectively.

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

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at December 31, 2009 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.  As of June 30, 2010, the Company did not have any impaired investment securities.

Comprehensive income (loss), which includes net income, the net change in unrealized gains (losses) on investment securities Available for Sale and the reclassification of net gains included in earnings, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net income	$119	$118	$243	$248
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities Available for Sale, net of tax expense (benefit) of $188 and $324 for the three and six months ended June 30, 2010, respectively, and $(171) and $(57) for the three and six months ended June 30, 2009, respectively	269	(245)	464	(81)
Reclassification for net gains included in earnings, net of tax expense of $18 for the three and six months ended June 30, 2010, and $6 for the three and six months ended June 30, 2009	(26)	(9)	(26)	(9)
Comprehensive income (loss)	$362	$(136)	$681	$158

The Company sold two available for sale securities totaling $3.8 million during the three months ended June 30, 2010, resulting in a realized gain of $44,000.  The Company sold three available for sale security totaling $3.4 million during the three months ended June 30, 2009, resulting in a realized gain of $15,000.  These gains were reported in non-interest income within the accompanying unaudited Consolidated Statements of Operations.

(3)

Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of June 30, 2010 and December 31, 2009, gross loans outstanding totaled $166.1 million and $181.7 million, respectively, within the following loan categories:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$76,052	45.8%	$84,721	46.6%
Real estate — residential mortgage	1,819	1.1%	1,880	1.0%
Real estate — commercial mortgage	58,140	35.0%	59,403	32.7%
Real estate — land and construction	11,310	6.8%	16,777	9.3%
Home equity	15,189	9.1%	12,747	7.0%
Consumer and other (2)	3,594	2.2%	6,180	3.4%
Loans, gross	166,104	100.0%	181,708	100.0%
Net deferred loan origination costs	37		99
Less — allowance for loan losses	(4,947)		(5,478)
Loans, net	$161,194		$176,329

(1)

Unsecured commercial loan balances were $14.8 million and $17.5 million at June 30, 2010 and December 31, 2009, respectively.

(2)

Unsecured consumer and other loan balances were $1.3 million and $1.8 million at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, substantially all of the Company’s loan customers are located in Southern California.

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$5,502	$4,294	$5,478	$5,171
Provision for loan losses	100	374	100	647
Charge-offs:
Commercial	(210)	—	(230)	—
Real estate-commercial mortgage	(400)	—	(400)	—
Consumer and other	(52)	—	(52)	(1,151)
Total charge-offs	(662)	—	(682)	(1,151)
Recoveries:
Commercial	5	65	5	66
Real estate-residential mortgage	—	—	22	—
Real estate-commercial mortgage	—	—	20	—
Consumer and other	2	—	4	—
Total recoveries	7	65	51	66
Ending balance	$4,947	$4,733	$4,947	$4,733

An allowance for probable losses on undisbursed commitments to extend credit of $203,000 at both June 30, 2010 and December 31, 2009, was related to commercial/home equity lines of credit, standby/commercial letters of credit and guarantees on revolving credit limits which amounted to $59.7 million and $57.4 million at June 30, 2010 and December 31, 2009, respectively. The inherent risk associated with the undisbursed portion of the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Non-Performing Assets

The following table sets forth non-performing assets at June 30, 2010 and December 31, 2009:

(dollars in thousands)	June 30, 2010	December 31, 2009
Non-accrual loans:
Commercial	$2,153	$3,032
Real estate-residential mortgage	845	845
Real estate-commercial mortgage	5,646	5,923
Consumer and other	—	10
Total non-accrual loans	8,644	9,810

Other real estate owned (“OREO”)	—	—

Total non-performing assets	$8,644	$9,810

Non-performing assets to gross loans and OREO	5.20%	5.40%
Non-performing assets to total assets	3.09%	3.60%

At June 30, 2010 and December 31, 2009, the recorded investment in impaired loans was $8.6 million and $9.8 million, respectively.  At June 30, 2010 and December 31, 2009, the Company had a $305,000 and $347,000, respectively, specific allowance for loan losses on $764,000 and $867,000, respectively, of impaired loans.  There were $7.9 million and $8.9 million of impaired loans with no specific allowance for loan losses at June 30, 2010 and December 31, 2009, respectively.  The average recorded investment in impaired loans for the three months ended June 30, 2010 and 2009 was $8.6 million and $6.3 million, respectively.  The average recorded investment in impaired loans for the six months ended June 30, 2010 and 2009 was $9.1 million and $5.5 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three and six months ended June 30, 2010 and 2009.

(4)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at June 30, 2010 and December 31, 2009 are comprised of the following:

(in thousands)	June 30, 2010	December 31, 2009
Leasehold improvements	$906	$906
Furniture & equipment	1,443	1,368
Software	490	452
Total	2,839	2,726
Accumulated depreciation	(1,790)	(1,618)
Premises and equipment, net	$1,049	$1,108

Depreciation and amortization included in occupancy expense was $90,000 and $172,000 for the three and six months ended June 30, 2010, respectively, and $76,000 and $187,000 for the three and six months ended June 30, 2009, respectively.

(5)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$80,341	36.4%	$67,828	32.7%
Interest bearing checking	25,999	11.8%	19,874	9.6%
Savings and money market	54,150	24.5%	46,240	22.3%
Certificates of deposit	60,374	27.3%	73,432	35.4%
Total	$220,864	100.0%	$207,374	100.0%

At June 30, 2010, the Company had five certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 15.4% of total deposits. At December 31, 2009, the Company had six certificate of deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. Each of these deposits outstanding at June 30, 2010 is scheduled to mature in the third quarter of 2010. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

At June 30, 2010, the Company had $9.7 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 4.4% of total deposits.  At December 31, 2009, the Company had $12.0 million of CDARS reciprocal deposits, which represented 5.8% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at June 30, 2010 and December 31, 2009 was $58.0 million and $68.8 million, respectively.  At June 30, 2010, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $49.6 million maturing in six months or less, $4.2 million maturing in six months to one year and $4.2 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at June 30, 2010.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$45,535	$2,685	$—
1.00% to 1.99%	5,447	1,706	3,932
2.00% to 2.99%	469	—	480
3.00% to 3.99%	100	—	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	20	—	—
Total	$51,571	$4,391	$4,412

(6)

Other Borrowings

At June 30, 2010, the Company had a $45.3 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $10.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2010.  At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2010 and December 31, 2009 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	—	1,500
July 12, 2010	3.38%	2,000	2,000
August 20, 2010	3.38%	2,000	2,000
September 8, 2010	3.25%	2,000	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$10,000	$16,500

The Company repaid the $2.0 million of long-term borrowings with the FHLB on July 12, 1010.

At June 30, 2010, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  At June 30, 2010, $5.0 million of these lines of credit were secured by a pledged certificate of deposit. The Company did not have any borrowings outstanding under these lines of credit at June 30, 2010 or December 31, 2009.

(7)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $58.0 million and $56.3 million in commitments to extend credit to customers, $1.5 million and $946,000 in standby/commercial letters of credit, and $242,000 and $223,000 in guarantees on revolving credit card limits at June 30, 2010 and December 31, 2009, respectively.  The outstanding balances on these credit cards were $40,000 and $76,000 as of June 30, 2010 and December 31, 2009, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $115,000 and $230,000 for the three and six months ended June 30, 2010, respectively, and $108,000 and $216,000 for the three and six months ended June 30, 2009, respectively.

The projected minimum rental payments under the term of the leases at June 30, 2010 are as follows (in thousands):

Years ending December 31,
2010 (July – December)	$299
2011	603
2012	632
2013	639
2014	374
Thereafter	331
$2,878

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At June 30, 2010, the Company did not have any litigation that management believes will have a material impact on the unaudited Consolidated Balance Sheet or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2010 (July – December)	$212
2011	326
2012	237
2013	119
2014	45
Thereafter	9
$948

(8)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2010:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$150	$150	$—	$—
Residential Mortgage-Backed Securities	38,478	—	38,478	—
Residential Collateralized Mortgage Obligations	229	—	229	—
Total	$38,857	$150	$38,707	$—
At December 31, 2009:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$1,992	$—	$1,992	$—
Residential Mortgage-Backed Securities	40,790	—	40,790	—
Residential Collateralized Mortgage Obligations	280	—	280	—
Total	$43,062	$—	$43,062	$—

AFS securities — Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements during the three and six months ended June 30, 2010.

As of June 30, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities was $38.5 million.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At June 30, 2010, the weighted average rate and weighed average life of these securities were 4.56% and 3.92 years, respectively.

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2010:
Impaired loans	$8,339	$—	$—	$8,339
At December 31, 2009:
Impaired loans	$9,463	$—	$—	$9,463

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  The Company recorded  net charge-offs of $655,000 and $631,000 on impaired loans during the three and six months ended June 30, 2010, respectively, and net recoveries of $65,000 and net charge-offs of $1.1 million on impaired loans during the three and six months ended June 30, 2009, respectively.

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

Cash and cash equivalents

The carrying amounts are considered to be their estimated fair values because of the short-term maturity of these instruments which includes cash and due from banks and interest earning deposits at other financial institutions.

Investment securities

AFS investment securities are carried at fair value, which are based on quoted prices of exact or similar securities, or on inputs that are observable, either directly or indirectly. The Company obtains quoted prices through third party brokers.

FRB and FHLB stock

For FRB and FHLB stock, the carrying amount is equal to the par value at which the stock may be sold back to FRB or FHLB, which approximates fair value.

Loans, net

For loans, the fair value is estimated using market quotes for similar assets or the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

The estimated fair value and carrying amounts of the financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$73,807	$73,807	$45,935	$45,935
Investment securities	38,857	38,857	43,062	43,062
FRB stock	1,289	1,289	1,511	1,511
FHLB stock	2,195	2,195	2,280	2,280
Loans, net	161,194	159,258	176,329	176,072
Accrued interest receivable	536	536	573	573

Liabilities
Non-interest bearing deposits	$80,341	$80,341	$67,828	$67,828
Interest bearing deposits	140,523	140,570	139,546	139,546
Other borrowings	10,000	10,062	16,500	16,500
Accrued interest payable	83	83	125	125

(10)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Loan arrangement fees	$98	$153	$ 250	$ 287
Service charges and other operating income	68	90	145	173
Net gain on sale of AFS securities	44	15	44	15
Total non-interest income	$210	$258	$ 439	$ 475

(11)

Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  On May 15, 2010, the Company granted 190,000 restricted stock awards to employees with various vesting periods as follows:  50% or 95,000 awards that vest in three years, 25% or 47,500 awards that vest in four years, and 25% or 47,500 awards that vest in five years.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations related to the restricted stock awards, net of estimated forfeitures, was $125,000 and $280,000 for the three and six months ended June 30, 2010, respectively, and $72,000 and $269,000 for the three and six months ended June 30, 2009, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the six months ended June 30, 2010 and 2009, respectively.

	Six Months Ended June 30,
	2010		2009
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	359,710	$5.58	366,278	$6.90
Granted	190,000	4.05	100,750	3.95
Vested	(108,116)	7.23	(79,278)	8.12
Forfeited and surrendered	(500)	6.70	(73,324)	5.90
Ending balance	441,094	$4.51	314,426	$5.89

The intrinsic value of restricted stock vested during the six months ended June 30, 2010 and 2009 was $0 and $226,000, respectively.

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the six months ended June 30, 2010 or 2009.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 3.66 and 4.66 years at June 30, 2010 and 2009, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan is $5.00.

The following table represents the status of all option shares and the exercise price thereof for the Director and Employee Stock Option Plan for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010		2009
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,045,673	$6.05	1,105,673	$6.01
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Ending Balance	1,045,673	$6.05	1,105,673	$6.01

The remaining contractual life of the Director and Employee Stock Options outstanding was 4.15 and 5.12 years at June 30, 2010 and 2009, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at June 30, 2010 and 2009.

The following tables detail the amount of shares authorized and available under all stock plans as of June 30, 2010:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	290,449	441,094	468,457

(12)

Regulatory Matters

Capital

Bancshares and the Bank are subject to the various regulatory capital requirements administered by federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancshares and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material and adverse effect on the financial statements of the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2010 and December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2010 and December 31, 2009 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total Risk-Based Capital Ratio	$48,353	24.84%	$44,571	22.87%	$15,574	8.00%	$19,489	10.00%
Tier 1 Risk-Based Capital Ratio	$45,886	23.57%	$42,101	21.60%	$7,787	4.00%	$11,693	6.00%
Tier 1 Leverage Ratio	$45,886	17.53%	$42,101	16.07%	$10,471	4.00%	$13,100	5.00%

December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

Dividends

In the ordinary course of business, Bancshares is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.  Currently, the Bank is prohibited from paying dividends to Bancshares until such time as the accumulated deficit is eliminated.

To date, Bancshares has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by Bancshares’ Board of Directors, as well as Bancshares’ legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

(13)

Subsequent Events

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, permanently raises the current standard maximum deposit insurance amount to $250,000, and imposes new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the Company’s financial position, results of operations and cash flows. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information currently available to management.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; management’s ability to manage the Company’s operations: and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”), and to general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors which we deem to be relevant, actual results could differ materially and adversely from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting polices related to the allowance for loan losses and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2010.

The allowance for loan losses is established through provisions for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Management carefully monitors qualitative factors, such as changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio and historical peer group loan loss data, to determine the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary materially from the estimates. No assurance can be given that adverse future economic conditions will not lead to further increases in the provision for loan losses and/or additional charge-off of loans. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” for further details considered by management in estimating the necessary level of the allowance for loan losses.

Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes.  A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon management’s evaluation of both positive and negative evidence, including historic financial performance, forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.

Summary of the Results of Operations and Financial Condition

For the three months ended June 30, 2010 and 2009, the Company recorded net income of $119,000, or $0.01 per diluted share, and $118,000, or $0.01 per diluted share, respectively.   During the three months ended June 30, 2010, net income was positively impacted by declines in provisions for loan losses and income tax provision of $274,000 and $52,000, respectively, as compared to the same period last year.  These items were offset almost entirely by declines in net interest income and non-interest income of $244,000 and $48,000, respectively, as well as an increase in total non-interest expenses of $33,000, each as compared to the same period last year.

For the six months ended June 30, 2010 and 2009, the Company recorded net income of $243,000, or $0.03 per diluted share, and $248,000, or $0.03 per diluted share, respectively.  During the six months ended June 30, 2010, net income was positively impacted by declines in provisions for loan losses and income tax provision of $547,000 and $136,000, respectively, as compared to the same period last year.  These items were primarily offset by a decline in net interest income of $523,000 and an increase in total non-interest expenses of $129,000, each as compared to the same period last year.

Total assets at June 30, 2010 were $280.1 million, representing an increase of approximately $8.0 million, or 2.9%, from $272.1 million reported at December 31, 2009. The increase in total assets was primarily attributable to an increase in cash and cash equivalents, partially offset by decreases in gross loans and investment securities-available for sale.  Gross loans at June 30, 2010 were $166.1 million, which represents a decrease of $15.6 million, or 8.6%, from $181.7 million at December 31, 2009. The decrease in gross loans was primarily attributable to loan amortization and pay-downs.  Cash and cash equivalents increased $27.9 million from $45.9 million at December 31, 2009 to $73.8 million at June 30, 2010.  The increase in cash and cash equivalents was primarily attributable to the increase in deposits generated during the first six months of the year, as well as the cash flows received in connection with the loan amortization and pay-offs.  Total liabilities increased by $7.1 million to $232.9 million as compared to $225.8 million at December 31, 2009.  This increase was primarily due to increases in non-interest bearing deposits, interest bearing checking and savings and money market deposits of $12.5 million, $6.1 million and $7.9 million, respectively, due to continued core deposit gathering efforts, partially offset by a $13.1 million decrease in certificates of deposit and a $6.5 million decrease in other borrowings.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits, were $160.5 million and $133.9 million at June 30, 2010 and December 31, 2009, respectively, representing an increase of $26.6 million, or 19.9%.

Average interest earning assets increased $4.7 million from $250.6 million for the three months ended June 30, 2009 to $255.3 million for the three months ended June 30, 2010.  Average interest-earning assets increased $2.0 million from $252.6 million for the six months ended June 30, 2009 to $254.6 million for the six months ended June 30, 2010.  The weighted average interest rate on interest earning assets decreased to 4.18% for the three months ended June 30, 2010 from 4.76% for the same period last year.  The weighted average interest rate on interest earning assets decreased to 4.29% for the six months ended June 30, 2010 from 4.84% for the same period last year.  The declines in yield earned during the current periods as compared to the same periods last year were primarily attributable to the increase in the average balance of interest earning deposits at other financial institutions, which were earning approximately 22 basis points during the three and six months ended June 30, 2010.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Annualized return on average assets	0.18%	0.18%	0.19%	0.19%

Annualized return on average stockholders’ equity	1.02%	0.85%	1.05%	0.90%

Average stockholders’ equity to average assets	17.80%	21.65%	17.78%	21.68%

Net interest margin	3.80%	4.26%	3.88%	4.33%

At June 30, 2010, stockholders’ equity totaled $47.1 million, or 16.8% of total assets, as compared to $46.3 million, or 17.0% of total assets at December 31, 2009.  The Company’s book value per share of common stock was $5.03 as of June 30, 2010, compared to $5.02 per share as of December 31, 2009.

Results of Operations

Net Interest Income

The management of interest income and interest expense is fundamental to the performance of the Company. Net interest income, which is the difference between interest income on interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and other borrowings, is the largest component of the Company’s total revenue. Management closely monitors both net interest income and net interest margin (net interest income divided by average earning assets).

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest bearing liabilities; and (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans, securities, deposits and borrowings.

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at June 30, 2010 and 2009.  There was no change in the targeted federal funds rate from June 30, 2009 to June 30, 2010, which remained at 0.00-0.25%.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management.”

During the three months ended June 30, 2010, net interest income was $2.4 million compared to $2.7 million for the same period last year.  The decline was primarily related to a decrease of $233,000 in interest earned in connection with our loan portfolio and a decrease of $101,000 in interest earned on our investment securities.  The fluctuation in our loan interest income was primarily related to a decrease of $31.5 million in the average balance of loans caused by loan amortization and pay-offs and, to a lesser extent, loan charge-offs. The change in interest earned on our investment portfolio was primarily related to a decrease of $3.2 million in its average balance of and a decline of 60 basis points in the yield earned on our residential agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).  These declines were partially offset by a decrease of $55,000 in interest paid for other borrowings, which was primarily attributable to a decline in the average outstanding balance of other borrowings.

During the six months ended June 30, 2010, net interest income was $4.9 million compared to $5.4 million for the same period a year ago.  The decline was primarily related to a decrease of $442,000 in interest earned in connection with our loan portfolio and a decrease of $234,000 in interest earned on our investment securities.  The fluctuation in our loan interest income was primarily related to a decrease of $27.2 million in the average balance of loans caused primarily by loan amortization and pay-offs and, to a lesser extent, loan charge-offs.  The change in interest earned on our investment portfolio was primarily related to a decrease of $5.3 million in its average balance of and a decline of 57 basis points in the yield earned on our residential agency mortgage-backed securities and CMOs.  These declines were partially offset by a decrease of $97,000 in interest paid for other borrowings, which was primarily attributable to a decline in the average outstanding balance of other borrowings.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.50% for the three months ended June 30, 2010 compared to 3.92% for the same period last year.  The decline in our net interest spread was primarily due to an increase of $39.9 million in the average balance of lower yielding interest earning deposits at other financial institutions.  These deposits yielded approximately 22 basis points during the three months ended June 30, 2010.

During the six months ended June 30, 2010, the Company’s net interest spread was 3.55% compared to 3.99% for the same period a year ago.  The decline in our net interest spread was primarily due to an increase of $34.2 million in the average balance of lower yielding interest earning deposits at other financial institutions.  These deposits yielded approximately 22 basis points during the six months ended June 30, 2010.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.80% and 3.88%, respectively, for the three and six months ended June 30, 2010, compared to 4.26% and 4.33%, respectively, for the three and six months ended June 30, 2009.  The declines of 46 and 45 basis point, respectively,  in net interest margin was primarily due to decreases in the yield on earning assets of 58 and 55 basis points, respectively, partially offset by declines of 16 and 11 basis points, respectively, in the cost of interest bearing deposits and borrowings.  As discussed above, the decrease in yield on earning assets was primarily the result of an increase in the average balance of lower yielding interest earning deposits at other financial institutions.  During the three and six months ended June 30, 2010, the decline in our cost of interest bearing deposits and other borrowings was primarily attributable to the decline in the volume of our borrowings, which decreased by $22.3 million and $26.3 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods last year.  In addition, we experienced a decline in our cost of certificates of deposit, which decreased by 25 and 24 basis points, respectively, during the three and six months ended June 30, 2010 compared to the same periods last year, as these deposits repriced to lower current market interest rates.  These items were partially offset by increases in the cost of borrowings of 113 and 137 basis points, respectively.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2010 and 2009, respectively.

                                Three Months Ended June 30,

	2010			2009
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$—	$—	0.00%	$49	$0	0.16%
Interest earning deposits at other financial institutions	40,079	22	0.22%	165	0	0.07%
U.S. Gov’t and Federal agency securities	16	0	0.04%	150	1	0.30%
Residential mortgage-backed securities and CMO’s	42,573	454	4.26%	45,782	554	4.86%
Federal Reserve Bank stock	1,406	21	6.02%	1,637	25	6.24%
Federal Home Loan Bank stock	2,235	1	0.27%	2,280	—	—%
Loans (1) (2)	168,988	2,162	5.13%	200,516	2,395	4.79%
Earning assets	255,297	2,660	4.18%	250,579	2,975	4.76%
Other assets	8,314			6,397
Total assets	$263,611			$256,976
Liabilities & Equity
Interest checking (NOW)	$23,017	11	0.20%	$10,232	6	0.23%
Savings and money market deposits	50,494	88	0.70%	45,888	69	0.60%
CD’s	58,471	73	0.50%	60,473	113	0.75%
Borrowings	10,658	71	2.67%	32,973	126	1.54%
Total interest bearing deposits and borrowings	142,640	243	0.68%	149,566	314	0.84%
Demand deposits	72,252			50,770
Other liabilities	1,805			1,002
Total liabilities	216,697			201,338
Equity	46,914			55,638
Total liabilities & equity	$263,611			$256,976

Net interest income / spread		$2,417	3.50%		$2,661	3.92%

Net interest margin			3.80%			4.26%

(1)

Average loans exclude the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $30,000 and $53,000 for the three months ended June 30, 2010 and 2009, respectively.

(2)

Includes average non-accrual loans of $8.6 million and $6.3 million for the three months ended June 30, 2010 and 2009, respectively.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2010 and 2009, respectively.

                                Six Months Ended June 30,

	2010			2009
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$—	$—	0.00%	$36	$0	0.20%
Interest earning deposits at other financial institutions	34,305	38	0.22%	142	0	0.23%
U.S. Gov’t and Federal agency securities	781	8	2.21%	149	0	0.65%
Residential mortgage-backed securities and CMO’s	42,336	914	4.32%	47,666	1,156	4.89%
Federal Reserve Bank stock	1,458	43	6.01%	1,716	52	6.06%
Federal Home Loan Bank stock	2,257	3	0.27%	2,275	—	—%
Loans (1) (2)	173,461	4,416	5.13%	200,619	4,858	4.88%
Earning assets	254,598	5,422	4.29%	252,603	6,066	4.84%
Other assets	8,613			5,381
Total assets	$263,211			$257,984
Liabilities & Equity
Interest checking (NOW)	$21,031	24	0.23%	$10,949	14	0.25%
Savings and money market deposits	49,032	173	0.71%	47,884	149	0.63%
CD’s	61,889	174	0.57%	57,654	232	0.81%
Borrowings	11,575	156	2.72%	37,839	253	1.35%
Total interest bearing deposits and borrowings	143,527	527	0.74%	154,326	648	0.85%
Demand deposits	71,089			46,596
Other liabilities	1,808			1,140
Total liabilities	216,424			202,062
Equity	46,787			55,922
Total liabilities & equity	$263,211			$257,984

Net interest income / spread		$4,895	3.55%		$5,418	3.99%

Net interest margin			3.88%			4.33%

(1)

Average loans exclude the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $63,000 and net loan origination fee income of $20,000 for the six months ended June 30, 2010 and 2009, respectively.

(2)

Includes average non-accrual loans of $9.1 million and $5.5 million for the six months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$22	$—	$22
U.S. Gov’t and Federal agency securities	(1)	—	(1)
Residential mortgage-backed securities and CMO’s	(35)	(65)	(100)
Federal Reserve Bank stock	(3)	(1)	(4)
Federal Home Loan Bank stock	—	1	1
Loans	(395)	162	(233)
Total (decrease) increase in interest income	(412)	97	(315)
Interest expense:
Interest checking (NOW)	6	(1)	5
Savings and money market deposits	7	12	19
CD’s	(4)	(36)	(40)
Borrowings	(116)	61	(55)
Total (decrease) increase in interest expense	(107)	36	(71)
Net (decrease) increase in net interest income	$(305)	$61	$(244)

	Six Months Ended June 30, 2010 Compared to 2009 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$38	$—	$38
U.S. Gov’t and Federal agency securities	5	3	8
Residential mortgage-backed securities and CMO’s	(118)	(124)	(242)
Federal Reserve Bank stock	(8)	(1)	(9)
Federal Home Loan Bank stock	—	3	3
Loans	(682)	240	(442)
Total (decrease) increase in interest income	(765)	121	(644)
Interest expense:
Interest checking (NOW)	12	(2)	10
Savings and money market deposits	4	20	24
CD’s	16	(74)	(58)
Borrowings	(248)	151	(97)
Total (decrease) increase in interest expense	(216)	95	(121)
Net (decrease) increase in net interest income	$(549)	$26	$(523)

Provision for Loan Losses

The provision for loan losses was $100,000 for both the three and six months ended June 30, 2010, and $374,000 and $647,000 for the three and six months ended June 30, 2009, respectively.  During the three and six months ended June 30, 2010, we had net charge-offs of $655,000 and $631,000, respectively, compared to net recoveries of $65,000 and net charge-offs of $1.1 million during the same periods last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 5.20% and 5.40% at June 30, 2010 and December 31, 2009, respectively.

Non-Interest Income

Non-interest income was $210,000 for the three months ended June 30, 2010 compared to $258,000 for the three months ended June 30, 2009.  The decrease in non-interest income was primarily due decreases in loan arrangement fees and service charges and other operating income of $55,000 and $22,000, respectively, partially offset by an increase in gain on sale of AFS securities of $29,000.  For the six months ended June 30, 2010 and 2009, non-interest income was $439,000 and $475,000, respectively.  The decrease in non-interest income was primarily due to decreases in loan arrangement fees and service charges and other operating income of $37,000 and $28,000, respectively, partially offset by an increase in gain on sale of AFS securities of $29,000.  During the three months ended June 30, 2010, the Company disposed of two agency mortgage backed securities with an amortized cost of $3.8 million at the time of sale and recognized a $44,000 gain in connection with this transaction.

Non-interest income primarily consists of loan arrangement fees, loan syndication fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer fees.  Loan arrangement fees are related to a college loan funding program the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  The loan syndication fees are related to loans in which the Company provided syndication services for other financial institutions.  A syndicated loan is a loan in which the Company sources, arranges, and manages a multi-bank facility. Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees. See Note 10 “Non-interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three and six months ended June 30, 2010 and 2009.

Non-Interest Expense

Non-interest expense was $2.4 million and $5.0 million for the three and six months ended June 30, 2010, respectively, compared to $2.4 million and $4.9 million for the three and six months ended June 30, 2009, respectively, representing increases of $33,000, or 1.4%, and $129,000, or 2.7%, respectively.

Income Tax Provision

During the three and six months ended June 30, 2010, we did not record an income tax provision related to our pretax earnings. Tax expense that would normally arise because of the Company’s earnings during the three and six months ended June 30, 2010 is not recorded because it is offset by a reduction in the valuation allowance on the Company’s deferred tax asset.  The income tax provision for the three and six months ended June 30, 2009 was $52,000 and $136,000, respectively, and resulted in an effective tax rate of 30.6% and 35.4%, respectively.

Financial Condition

ASSETS

Total assets at June 30, 2010 were $280.1 million, representing an increase of $8.0 million, or 2.9%, from $272.1 million reported at December 31, 2009. The increase in total assets was primarily attributable to an increase in cash and cash equivalents partially offset by a decrease in gross loans.  Gross loans at June 30, 2010 were $166.1 million, which represented a decrease of $15.6 million, or 8.6%, from $181.7 million at December 31, 2009.  The decrease in gross loans was primarily attributable to loan amortization and pay-offs.  Cash and cash equivalents increased $27.9 million from $45.9 million at December 31, 2009 to $73.8 million at June 30, 2010.

Cash and Cash Equivalents

Cash and cash equivalents totaled $73.8 million at June 30, 2010 and $45.9 million at December 31, 2009. We continued to maintain an elevated amount of cash and cash equivalents during the six months ended June 30, 2010.  The increase in cash and cash equivalents was primarily attributable to the increase in deposits generated during the first six months of the year, as well as the cash flows received in connection with loan amortization and pay-offs.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or investment securities. See the section “Liquidity and Asset/Liability Management” below.

Investment Securities

The investment securities portfolio is generally the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

The Company’s entire investment securities portfolio was categorized as “Available for Sale” at June 30, 2010 and December 31, 2009.

At June 30, 2010, investment securities totaled $38.9 million compared to $43.1 million at December 31, 2009.  The Company’s investment portfolio is currently primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  As of June 30, 2010 and December 31, 2009, the weighted average life of our investment portfolio was approximately 3.90 years and 4.56 years, respectively.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Loans, net of the allowance for loan losses and deferred loan origination cost/unearned fees decreased 8.6%, or $15.1 million, from $176.3 million at December 31, 2009 to $161.2 million at June 30, 2010.  The decrease in the loan portfolio during the six months ended June 30, 2010 was primarily the result of loan amortization and pay-offs.  As of June 30, 2010 and December 31, 2009, gross loans outstanding totaled $166.1 million and $181.7 million, respectively.  Loan originations were $8.0 million and $17.9 million during the three and six months ended June 30, 2010, respectively, as compared to $34.7 million and $64.7 million during the same periods last year.  The decline in loan originations was primarily caused by weaker loan demand from customers.

As of June 30, 2010, substantially all of the Company’s loan customers are located in Southern California.

Non-Performing Assets

The following table sets forth non-performing assets at June 30, 2010 and December 31, 2009:

(dollars in thousands)	June 30, 2010	December 31, 2009
Non-accrual loans:
Commercial	$2,153	$3,032
Real estate-residential mortgage	845	845
Real estate-commercial mortgage	5,646	5,923
Consumer and other	—	10
Total non-accrual loans	8,644	9,810

Other real estate owned (OREO)	—	—

Total non-performing assets	$8,644	$9,810

Non-performing assets to total loans and OREO	5.20%	5.40%
Non-performing assets to total assets	3.09%	3.60%

Non-accrual loans totaled $8.6 million and $9.8 million at June 30, 2010 and December 31, 2009, respectively.  There were no accruing loans past due 90 days or more at June 30, 2010 and December 31, 2009.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $115,000 and $225,000 for the three and six months ended June 30, 2010, respectively, and $121,000 and $234,000, respectively, for the same periods a year ago.

At June 30, 2010, non-accrual loans consisted of seven commercial loans totaling $2.2 million, three commercial real estate mortgage loans totaling $5.6 million, and two residential mortgage loans totaling $845,000.

At June 30, 2010 and December 31, 2009, the recorded investment in impaired loans was $8.6 million and $9.8 million, respectively.  At June 30, 2010 and December 31, 2009, the Company had a $305,000 and $347,000, respectively, specific allowance for loan losses on $764,000 and $867,000, respectively, of impaired loans.  There were $7.9 million and $8.9 million of impaired loans with no specific allowance for loan losses at June 30, 2010 and December 31, 2009, respectively.  The average outstanding balance of impaired loans for the six months ended June 30, 2010 and 2009 was $9.1 million and $5.5 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three and six months ended June 30, 2010 and 2009.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the ALL when management believes that principal is uncollectible.  Subsequent repayments or recoveries, if any, are credited to the ALL.  Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

•

the risk characteristics of various classifications of loans;

•

general portfolio trends relative to asset and portfolio size;

•

asset categories;

•

potential credit concentrations;

•

delinquency trends within the loan portfolio;

•

changes in the volume and severity of past due and other classified loans;

•

historical loss experience and risks associated with changes in economic, social and business conditions; and

•

the underwriting standards in effect when the loan was made.

Accordingly, the calculation of the adequacy of the ALL is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics).  We base the allocation for individual loans on the results of our impairment analysis, which is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral, if the loan is collateral dependent.  Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its risk grade.  The loss ratio is determined based on historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of our loan portfolio, augmented by the experience of management with similar assets and our independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a two-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  These quantitative calculations are based on estimates and actual losses may vary materially and adversely from the estimates.

The qualitative factors, included above, are also utilized to identify other risks inherent in the portfolio and to determine whether the estimated credit losses associated with the current portfolio might differ from historical loss trends or the loss ratios discussed above.  We estimate a range of exposure for each applicable qualitative factor and evaluate the current condition and trend of each factor.  Because of the subjective nature of these factors and the judgments required to determine the estimated ranges, the actual losses incurred may vary materially and adversely from the estimated amounts.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of June 30, 2010 and December 31, 2009 was adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of the activity for the ALL for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$5,502	$4,294	$5,478	$5,171
Provision for loan losses	100	374	100	647
Charge-offs:
Commercial	(210)	—	(230)	—
Real estate-commercial mortgage	(400)	—	(400)	—
Consumer and other	(52)	—	(52)	(1,151)
Total charge-offs	(662)	—	(682)	(1,151)
Recoveries:
Commercial	5	65	5	66
Real estate-residential mortgage	—	—	22	—
Real estate-commercial mortgage	—	—	20	—
Consumer and other	2	—	4	—
Total recoveries	7	65	51	66
Ending balance	$4,947	$4,733	$4,947	$4,733

The ALL was $4.9 million, or 2.98% of our total loan portfolio, at June 30, 2010 compared to $5.5 million, or 3.01%, at December 31, 2009.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to uncertainty regarding its realizability.  During the three and six months ended June 30, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At June 30, 2010, the Company maintained a deferred tax liability of $877,000 in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying unaudited Consolidated Balance Sheet.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At June 30, 2010, total deposits were $220.9 million compared to $207.4 million at December 31, 2009, representing an increase of 6.5%, or $13.5 million. This increase was primarily due to increases in non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits of $12.5 million, $6.1 million and $7.9 million, respectively, partially offset by a decrease in certificates of deposit of $13.1 million. The decrease in certificates of deposit was primarily attributable to a decrease of $5.0 million in State of California Treasurer’s Office certificates of deposit.  The increase in non-interest bearing, as well as interest bearing demand deposits was the result of our efforts to specifically focus on growing our core deposit franchise.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits, were $160.5 million and $133.9 million at June 30, 2010 and December 31, 2009, respectively, representing an increase of $26.6 million, or 19.9%.

The following table reflects a summary of deposit categories by dollar and percentage at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$80,341	36.4%	$67,828	32.7%
Interest bearing demand deposits	25,999	11.8%	19,874	9.6%
Savings and money market deposits	54,150	24.5%	46,240	22.3%
Certificates of deposit	60,374	27.3%	73,432	35.4%
Total	$220,864	100.0%	$207,374	100.0%

At June 30, 2010, the Company had five certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million that represented 15.4% of total deposits. At December 31, 2009, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. Each of these deposits outstanding at June 30, 2010 are scheduled to mature in the third quarter of 2010. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 5 “Deposits.”

The aggregate amount of certificates of deposit of $100,000 or more at June 30, 2010 and December 31, 2009 was $58.0 million and $68.8 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at June 30, 2010, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$46,460
Due after 3 months and within 6 months	3,175
Due after 6 months and within 12 months	4,153
Due after 12 months	4,164
Total	$57,952

Liquidity and Asset/Liability Management

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing. The Company’s main sources of funds to provide liquidity are its cash and cash equivalents, cashflow generated by pay-downs and maturities of investments, loan repayments, and increases in deposits and borrowings.  The Company maintains lines of credit with the FHLB and other correspondent financial institutions.

The liquidity ratio (the sum of cash and cash equivalents and Available for Sale investments, excluding amounts required to be pledged under borrowings, lines of credit, State of California deposit relationships and operating requirements, divided by total assets) was 24.2% at June 30, 2010 and 16.7% at December 31, 2009.  At June 30, 2010, the majority of our cash and cash equivalents were earning approximately 25 basis points.

At June 30, 2010, the Company had a $45.3 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $10.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2010.  At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2010 and December 31, 2009 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	—	1,500
July 12, 2010	3.38%	2,000	2,000
August 20, 2010	3.38%	2,000	2,000
September 8, 2010	3.25%	2,000	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$10,000	$16,500

At June 30, 2010, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  At June 30, 2010, $5.0 million of these lines of credit were secured by a pledged certificate of deposit.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2010 or December 31, 2009.

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

Capital Expenditures

As of June 30, 2010, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At June 30, 2010, the Company had total stockholders’ equity of $47.1 million, which included $106,000 in common stock, $63.8 million in additional paid-in capital, $12.7 million accumulated deficit, $1.3 million in accumulated other comprehensive income, and $5.4 million in treasury stock.

As of June 30, 2010, the Company was not subject to any material commitments for capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2010 and December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2010 and December 31, 2009 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total Risk-Based Capital Ratio	$48,353	24.84%	$44,571	22.87%	$15,574	8.00%	$19,489	10.00%
Tier 1 Risk-Based Capital Ratio	$45,886	23.57%	$42,101	21.60%	$7,787	4.00%	$11,693	6.00%
Tier 1 Leverage Ratio	$45,886	17.53%	$42,101	16.07%	$10,471	4.00%	$13,100	5.00%

December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

Dividends

In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.  Currently, the Bank is prohibited from paying dividends to the Company until such time as the accumulated deficit is eliminated.

To date, the Company has not paid any cash dividends.  Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by the Company’s Board of Directors, as well as the Company’s legal ability to pay dividends.  Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	June 30, 2010	December 31, 2009
Commitments to extend credit	$58,029	$56,249
Commitments to extend credit to directors and officers (undisbursed amount)	$2,525	$3,190
Standby/commercial letters of credit	$1,513	$946
Guarantees on revolving credit card limits	$242	$223
Outstanding credit card balances	$40	$76

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of June 30, 2010 and December 31, 2009, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.35% and 0.36% of the undisbursed loan funds, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the three and/or six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

At present, there are no known material pending legal proceedings against the Company other than ordinary routine litigation incidental to the Company’s business.

Item 1A.

Risk Factors

Except as noted below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the promulgation of regulations thereunder could significantly increase our compliance and operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation. This legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies, including the elimination of the ability to treat trust preferred securities as Tier 1 capital; (v) the termination of investments by the Treasury under the Troubled Assets Relief Program ("TARP"); (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts, and (xi) changes in the calculation of FDIC deposit insurance assessments and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (less than $15 billion with respect to trust preferred securities) are exempt from certain provisions of the legislation. Management cannot predict how this new legislation may be interpreted and enforced nor how implementing regulations and supervisory policies may affect the Company. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a material and adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program
April 1-30, 2010	—	$—	—	$—
May 1-31, 2010	34,632	4.00	—	—
June 1-30, 2010	—	—	—	—
Total	34,632	4.00	—

(1)

Shares purchased during the three months ended June 30, 2010, represent shares acquired from employees in connection with the vesting of restricted stock grants.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Reserved.

Item 5.

Other Information

(a)

Additional Disclosures.  None.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the board of directors during the three months ended June 30, 2010.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 10th day of August, 2010.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer