Form 10-Q
period 2010-09-30
1st Century Bancshares, Inc.
filed 2010-11-09
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

9,331,770 shares of common stock of the registrant were outstanding as of November 5, 2010.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and due from banks	$9,429	$8,758
Interest earning deposits at other financial institutions	80,158	37,177
Total cash and cash equivalents	89,587	45,935
Investment securities — Available for Sale (“AFS”), at estimated fair value	38,288	43,062
Loans, net of allowance for loan losses of $4,519 and $5,478 at September 30, 2010 and December 31, 2009, respectively	164,612	176,329
Premises and equipment, net	1,052	1,108
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,399	3,791
Accrued interest and other assets	1,972	1,903
Total Assets	$298,910	$272,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$88,383	$67,828
Interest bearing deposits:
Interest bearing checking (“NOW”)	32,693	19,874
Savings and money market	63,712	46,240
Certificates of deposit less than $100	2,577	4,584
Certificates of deposit of $100 or greater	58,262	68,848
Total deposits	245,627	207,374
Other borrowings	4,000	16,500
Accrued interest and other liabilities	2,120	1,934
Total Liabilities	251,747	225,808

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,634,580 and 10,446,580 issued at September 30, 2010 and December 31, 2009, respectively	106	104
Additional paid-in capital	63,951	63,562
Accumulated deficit	(12,505)	(12,903)
Accumulated other comprehensive income	1,138	817
Treasury stock at cost — 1,298,173 and 1,227,181 shares at September 30, 2010 and December 31, 2009, respectively	(5,527)	(5,260)
Total Stockholders’ Equity	47,163	46,320
Total Liabilities and Stockholders’ Equity	$298,910	$272,128

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and fee income on:
Loans	$2,185	$2,372	$6,601	$7,229
Investments	405	473	1,327	1,629
Other	73	32	157	84
Total interest and fee income	2,663	2,877	8,085	8,942

Interest expense on:
Deposits	189	229	560	624
Borrowings	41	119	197	372
Total interest expense	230	348	757	996
Net interest income	2,433	2,529	7,328	7,946

Provision for loan losses	100	1,707	200	2,354
Net interest income after provision for loan losses	2,333	822	7,128	5,592

Non-interest income	223	301	662	776

Non-interest expenses:
Compensation and benefits	1,230	1,180	3,905	3,790
Occupancy	232	255	688	735
Professional fees	155	235	510	563
Technology	172	124	482	372
Marketing	51	47	140	164
FDIC assessments	107	83	283	282
Other operating expenses	454	395	1,384	1,275
Total non-interest expenses	2,401	2,319	7,392	7,181
Income (loss) before income taxes	155	(1,196)	398	(813)
Income tax provision	—	3,362	—	3,498
Net income (loss)	$155	$(4,558)	$398	$(4,311)

Basic earnings (loss) per share	$0.02	$(0.50)	$0.04	$(0.47)
Diluted earnings (loss) per share	$0.02	$(0.50)	$0.04	$(0.47)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Restricted stock issued	100,750	1	—	—	—	—	—	1
Forfeiture of restricted stock	(73,324)	—	(139)	—	—	—	—	(139)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	542	—	—	—	—	542
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(63,381)	(260)	(260)
Common stock repurchased	—	—	—	—	—	(642,600)	(2,556)	(2,556)
Comprehensive loss:
Net loss	—	—	—	(4,311)	—	—	—	(4,311)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	253	—	—	253
Total comprehensive loss	—	—	—	(4,311)	253	—	—	(4,058)
Balance at September 30, 2009	10,396,724	$104	$63,409	$(9,405)	$1,094	(1,065,381)	$(4,624)	$50,578

Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Restricted stock issued	190,000	2	—	—	—	—	—	2
Forfeiture of restricted stock	(2,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	389	—	—	—	—	389
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(35,512)	(142)	(142)
Common stock repurchased	—	—	—	—	—	(35,480)	(125)	(125)
Comprehensive income:
Net income	—	—	—	398	—	—	—	398
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	321	—	—	321
Total comprehensive income	—	—	—	398	321	—	—	719
Balance at September 30, 2010	10,634,580	$106	$63,951	$(12,505)	$1,138	(1,298,173)	$(5,527)	$47,163

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$398	$(4,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	263	286
Deferred income tax expense	—	4,263
Provision for loan losses	200	2,354
Amortization (accretion) of deferred loan costs, net of fees	109	(117)
Non-cash stock compensation, net of forfeitures	389	403
Other, net	(39)	(25)
Decrease (increase) in accrued interest and other assets	244	(395)
Decrease in accrued interest and other liabilities	(39)	(196)
Net cash provided by operating activities	1,525	2,262
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(8,773)	(10,589)
Maturities, calls and principal reductions	10,247	9,326
Proceeds from the sale of securities	3,887	9,344
Decrease in loans, net	11,095	9,391
Purchase of premises and equipment	(207)	(143)
Sale of FRB stock and FHLB stock	392	211
Net cash provided by investing activities	16,641	17,540
Cash flows from financing activities:
Net increase in deposits	38,253	34,463
Net repayments of overnight FHLB borrowings	—	(32,000)
Proceeds from long-term FHLB borrowings	—	2,000
Repayment of long-term FHLB borrowings	(12,500)	—
Purchase of treasury stock	(267)	(2,816)
Net cash provided by financing activities	25,486	1,647
Increase in cash and cash equivalents	43,652	21,449
Cash and cash equivalents, beginning of period	45,935	4,153
Cash and cash equivalents, end of period	$89,587	$25,602

Supplemental cash flow information:
Cash paid during the period for interest	$778	$969

Supplemental disclosure of non-cash investing activity:
Transfer of Held to Maturity (“HTM”) securities to AFS securities	$—	$3,707
Transfer of real estate-residential mortgage loan to Other Real Estate Owned (“OREO”)	$313	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2009, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”).  The unaudited consolidated financial statements include the accounts of Bancshares and the Bank.  All intercompany accounts and transactions have been eliminated.

Certain items in the 2009 unaudited consolidated financial statements have been reclassified to conform to the 2010 presentation.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2010.

The Company’s accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying unaudited consolidated financial statements follows:

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a two-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. The allowance is based on estimates and actual losses may vary from the estimates. The Company may establish a specific allowance for loan losses on certain impaired loans based on the methodologies described above.  In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of September 30, 2010 and December 31, 2009 was adequate to absorb known and inherent risks in the loan portfolio.

Other Real Estate Owned

Other real estate owned (“OREO”) represents real estate and acquired through or in lieu of foreclosure.  OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition.  OREO are included in accrued interest and other assets within the Consolidated Balance Sheets and the net operating results, if any, from OREO are recognized as non-interest expense within the unaudited Consolidated Statements of Operations.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At September 30, 2010, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At September 30, 2010, the Company maintained a deferred tax liability of $796,000 in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying unaudited Consolidated Balance Sheet.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At September 30, 2010 and December 31, 2009, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets and, along with net income (loss), are components of comprehensive income (loss).

Earnings (Loss) per Share

The Company reports both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is determined by dividing net income (loss) by the average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing net income (loss) by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  Diluted earnings (loss) per share are not adjusted for potentially dilutive common shares when a net loss occurs because conversion of potentially dilutive common shares is antidilutive.

	Three Months Ended September 30,
(dollars in thousands)	2010	2009
Net income (loss)	$155	$(4,558)

Average number of common shares outstanding	8,921,861	9,081,213
Effect of dilution of restricted stock	95,882	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	9,017,743	9,081,213

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Net income (loss)	$398	$(4,311)

Average number of common shares outstanding	8,899,752	9,206,756
Effect of dilution of restricted stock	108,820	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	9,008,572	9,206,756

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 8: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the three months ended March 31, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of ASU 10-06 that were adopted during the three months ended March 31, 2010, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of ASU 10-06 will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”)  – Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. This ASU became effective upon issuance.  Removal of the disclosure requirement did not affect the nature or timing of subsequent events evaluations performed by the Company.

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

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules - Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (“ASU 10-21”).  ASU 10-21 amends various SEC paragraphs in the FASB Accounting Standards Codification to conform to SEC Release No. 33-9026, Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies, which was effective April 23, 2009.  ASU 10-21 also proposes additions or modifications to the eXtensible Business Reporting Language (“XBRL”) taxonomy as a result of the amendments in the ASU.  With respect to this ASU that was adopted during the current period, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

(2)

Investments

The following is a summary of the investments categorized as Available for Sale at September 30, 2010 and December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At September 30, 2010:
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Residential Mortgage-Backed Securities	36,006	1,928	—	37,934
Residential Collateralized Mortgage Obligations	199	5	—	204
Total	$36,355	$1,933	$—	$38,288
At December 31, 2009:
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$2,000	$—	$(8)	$1,992
Residential Mortgage-Backed Securities	39,402	1,494	(106)	40,790
Residential Collateralized Mortgage Obligations	272	8	—	280
Total	$41,674	$1,502	$(114)	$43,062

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at September 30, 2010 or December 31, 2009.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at September 30, 2010 are as follows:

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Gov’t and Federal Agency Securities	$ 150	0.19%	$ —	—%	$ —	—%	$ —	—%	$ 150	0.19%
Residential Mortgage-Backed Securities	—	—	2,038	4.36	16,553	4.34	19,343	4.45	37,934	4.40
Residential Collateralized Mortgage Obligations	—	—	—	—	204	4.23	—	—	204	4.23
Total	$150	0.19%	$2,038	4.36%	$16,757	4.33%	$19,343	4.45%	$38,288	4.38%

There were no securities with an unrealized loss at September 30, 2010.  A total of four securities had unrealized losses at December 31, 2009.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2009:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$(8)	$1,992	$—	$—
Residential Mortgage-Backed Securities	(106)	5,890	—	—
Total	$(114)	$7,882	$—	$—

At September 30, 2010 and December 31, 2009, the fair value of AFS securities pledged to the State of California Treasurer’s Office to secure certificates of deposit was $38.1 million and $43.1 million, respectively.  Deposits from the State of California were $34.0 million and $39.0 million at September 30, 2010 and December 31, 2009, respectively.

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

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at December 31, 2009 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.  As of September 30, 2010, the Company did not have any impaired investment securities.

Comprehensive income (loss), which includes net income (loss), the net change in unrealized gains (losses) on investment securities Available for Sale and the reclassification of net (gains) losses included in earnings (losses), is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$155	$(4,558)	$398	$(4,311)
Other comprehensive income (loss):
(Decrease) increase in net unrealized gains on investment securities Available for Sale, net of tax (benefit) expense of ($82) and $242 for the three and nine months ended September 30, 2010, respectively, and net of tax expense of $234 and $177 for the three and nine months ended September 30, 2009, respectively	(117)	334	347	254
Reclassification for net losses (gains) included in earnings (losses), net of tax expense of $18 for the nine months ended September 30, 2010, and net of tax (benefit) expense of ($6) and $0 for the three and nine months ended September 30, 2009, respectively	—	8	(26)	(1)
Comprehensive income (loss)	$38	$(4,216)	$719	$(4,058)

The Company did not sell any available for sale securities during the three months ended September 30, 2010.  The Company sold five available for sale securities totaling $5.9 million during the three months ended September 30, 2009, resulting in a realized loss of $14,000.  The realized loss of $14,000 was reported in non-interest income within the accompanying Unaudited Consolidated Statements of Operations.  The Company sold two available for sale securities totaling $3.8 million during the nine months ended September 30, 2010, resulting in a realized gain of $44,000. The realized gain was reported in non-interest income within the accompanying unaudited Consolidated Statements of Operations. The Company sold eight Available for Sale securities totaling $9.3 million during the nine months ended September 30, 2009, resulting in a realized gain of $1,000.  The realized gain of $1,000 was reported in non-interest income within the accompanying unaudited Consolidated Statements of Operations.

(3)

Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of September 30, 2010 and December 31, 2009, gross loans outstanding totaled $169.1 million and $181.7 million, respectively, within the following loan categories:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$68,978	40.8%	$84,721	46.6%
Real estate — residential mortgage	11,948	7.1%	1,880	1.0%
Real estate — commercial mortgage	57,378	33.9%	59,403	32.7%
Real estate — land and construction	11,129	6.6%	16,777	9.3%
Home equity	15,781	9.3%	12,747	7.0%
Consumer and other (2)	3,849	2.3%	6,180	3.4%
Loans, gross	169,063	100.0%	181,708	100.0%
Net deferred loan origination costs	68		99
Less — allowance for loan losses	(4,519)		(5,478)
Loans, net	$164,612		$176,329

(1)

Unsecured commercial loan balances were $9.6 million and $17.5 million at September 30, 2010 and December 31, 2009, respectively.

(2)

Unsecured consumer and other loan balances were $1.5 million and $1.8 million at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, substantially all of the Company’s loan customers are located in Southern California.

Allowance for Loan Losses

The following is a summary of activities for the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$4,947	$4,733	$5,478	$5,171
Provision for loan losses	100	1,707	200	2,354
Charge-offs:
Commercial	(659)	(547)	(889)	(547)
Real estate-commercial mortgage	(250)	—	(650)	—
Consumer and other	—	(349)	(52)	(1,500)
Total charge-offs	(909)	(896)	(1,591)	(2,047)
Recoveries:
Commercial	381	22	386	88
Real estate-residential mortgage	—	—	22	—
Real estate-commercial mortgage	—	—	20	—
Consumer and other	—	—	4	—
Total recoveries	381	22	432	88
Ending balance	$4,519	$5,566	$4,519	$5,566

An allowance for probable losses on undisbursed commitments to extend credit of $203,000 at both September 30, 2010 and December 31, 2009, was related to commercial/home equity lines of credit, standby/commercial letters of credit and guarantees on revolving credit limits which amounted to $65.6 million and $57.4 million at September 30, 2010 and December 31, 2009, respectively. The inherent risk associated with the undisbursed portion of the loan is evaluated at the same time the credit is extended. However, the allowance held for undisbursed commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.

Non-Performing Assets

The following table sets forth non-performing assets at September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30, 2010	December 31, 2009
Non-accrual loans:
Commercial	$940	$3,032
Real estate-residential mortgage	876	845
Real estate-commercial mortgage	5,365	5,923
Consumer and other	—	10
Total non-accrual loans	7,181	9,810

Other real estate owned (“OREO”)	313	—

Total non-performing assets	$7,494	$9,810

Non-performing assets to gross loans and OREO	4.42%	5.40%
Non-performing assets to total assets	2.51%	3.60%

At September 30, 2010 and December 31, 2009, the recorded investment in impaired loans was $7.2 million and $9.8 million, respectively.  At September 30, 2010 and December 31, 2009, the Company had a $264,000 and $347,000, respectively, specific allowance for loan losses on $1.4 million and $867,000, respectively, of impaired loans.  There were $5.8 million and $8.9 million of impaired loans with no specific allowance for loan losses at September 30, 2010 and December 31, 2009, respectively.  The average recorded investment in impaired loans for the three months ended September 30, 2010 and 2009 was $8.4 million and $9.7 million, respectively.  The average recorded investment in impaired loans for the nine months ended September 30, 2010 and 2009 was $8.9 million and $6.6 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three and nine months ended September 30, 2010 and 2009.

(4)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at September 30, 2010 and December 31, 2009 are comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009
Leasehold improvements	$906	$906
Furniture & equipment	1,519	1,368
Software	508	452
Total	2,933	2,726
Accumulated depreciation	(1,881)	(1,618)
Premises and equipment, net	$1,052	$1,108

Depreciation and amortization included in occupancy expense was $91,000 and $263,000 for the three and nine months ended September 30, 2010, respectively, and $99,000 and $286,000 for the three and nine months ended September 30, 2009, respectively.

(5)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$88,383	36.0%	$67,828	32.7%
Interest bearing checking	32,693	13.3%	19,874	9.6%
Savings and money market	63,712	25.9%	46,240	22.3%
Certificates of deposit	60,839	24.8%	73,432	35.4%
Total	$245,627	100.0%	$207,374	100.0%

At September 30, 2010, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.8% of total deposits. At December 31, 2009, the Company had six certificate of deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. Each of these deposits outstanding at September 30, 2010 is scheduled to mature in the fourth quarter of 2010. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

At September 30, 2010, the Company had $11.8 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 4.8% of total deposits.  At December 31, 2009, the Company had $12.0 million of CDARS reciprocal deposits, which represented 5.8% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at September 30, 2010 and December 31, 2009 was $58.3 million and $68.8 million, respectively.  At September 30, 2010, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $49.9 million maturing in six months or less, $4.7 million maturing in six months to one year and $3.7 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at September 30, 2010.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$46,390	$3,282	$—
1.00% to 1.99%	5,176	1,458	3,933
2.00% to 2.99%	—	480	—
3.00% to 3.99%	100	—	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	20	—	—
Total	$51,686	$5,220	$3,933

(6)

Other Borrowings

At September 30, 2010, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $4.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2010.  At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2010 and December 31, 2009 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	—	1,500
July 12, 2010	3.38%	—	2,000
August 20, 2010	3.38%	—	2,000
September 8, 2010	3.25%	—	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$4,000	$16,500

At September 30, 2010, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2010 or December 31, 2009.

(7)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $63.4 million and $56.3 million in commitments to extend credit to customers, $2.2 million and $946,000 in standby/commercial letters of credit, and $246,000 and $223,000 in guarantees on revolving credit card limits at September 30, 2010 and December 31, 2009, respectively.  The outstanding balances on these credit cards were $58,000 and $76,000 as of September 30, 2010 and December 31, 2009, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $113,000 and $343,000 for the three and nine months ended September 30, 2010, respectively, and $115,000 and $331,000 for the three and nine months ended September 30, 2009, respectively.

The projected minimum rental payments under the term of the leases at September 30, 2010 are as follows (in thousands):

Years ending December 31,
2010 (October – December)	$150
2011	603
2012	632
2013	639
2014	374
Thereafter	322
$2,720

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2010, the Company did not have any litigation that management believes will have a material impact on the unaudited Consolidated Balance Sheet or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2010 (October – December)	$102
2011	326
2012	237
2013	119
2014	45
Thereafter	9
$838

(8)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2010:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$150	$150	$—	$—
Residential Mortgage-Backed Securities	37,934	—	37,934	—
Residential Collateralized Mortgage Obligations	204	—	204	—
Total	$38,288	$150	$38,138	$—
At December 31, 2009:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$1,992	$—	$1,992	$—
Residential Mortgage-Backed Securities	40,790	—	40,790	—
Residential Collateralized Mortgage Obligations	280	—	280	—
Total	$43,062	$—	$43,062	$—

AFS securities — Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements during the three and nine months ended September 30, 2010.

As of September 30, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities was $37.9 million.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At September 30, 2010, the weighted average rate and weighed average life of these securities were 4.40% and 3.68 years, respectively.

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2010:
Impaired loans	$6,917	$—	$—	$6,917
Other real estate owned	313	—	—	313
Total	$7,230	$—	$—	$7,230
At December 31, 2009:
Impaired loans	$9,463	$—	$—	$9,463

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  The Company recorded  net charge-offs of $528,000 and $1.2 million on impaired loans during the three and nine months ended September 30, 2010, respectively, and net charge-offs of $874,000 and $2.0 million on impaired loans during the three and nine months ended September 30, 2009, respectively.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

The estimated fair value and carrying amounts of the financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$89,587	$89,587	$45,935	$45,935
Investment securities	38,288	38,288	43,062	43,062
FRB stock	1,289	1,289	1,511	1,511
FHLB stock	2,110	2,110	2,280	2,280
Loans, net	164,612	162,171	176,329	176,072
Accrued interest receivable	596	596	573	573

Liabilities
Non-interest bearing deposits	$88,383	$88,383	$67,828	$67,828
Interest bearing deposits	157,244	157,245	139,546	139,546
Other borrowings	4,000	4,022	16,500	16,500
Accrued interest payable	104	104	125	125

(10)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Loan arrangement fees	$163	$219	$ 413	$ 506
Service charges and other operating income	60	40	205	213
Gain on sale of other real estate owned	—	56	—	56
Net gain on sale of AFS securities	—	(14)	44	1
Total non-interest income	$223	$301	$ 662	$ 776

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations related to the restricted stock awards, net of estimated forfeitures, was $109,000 and $389,000 for the three and nine months ended September 30, 2010, respectively, and $134,000 and $403,000 for the three and nine months ended September 30, 2009, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the nine months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended September 30,
	2010		2009
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	359,710	$5.58	366,278	$6.90
Granted	190,000	4.05	100,750	3.95
Vested	(112,795)	7.11	(81,060)	8.05
Forfeited and surrendered	(2,000)	4.71	(73,324)	5.90
Ending balance	434,915	$5.88	312,644	$5.89

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the nine months ended September 30, 2010 or 2009.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 3.41 and 4.41 years at September 30, 2010 and 2009, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan is $5.00.

The following table represents the status of all option shares and the exercise price thereof for the Director and Employee Stock Option Plan for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010		2009
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,045,673	$6.05	1,105,673	$6.01
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	(60,000)	5.25
Ending Balance	1,045,673	$6.05	1,045,673	$6.05

The remaining contractual life of the Director and Employee Stock Options outstanding was 3.89 and 4.89 years at September 30, 2010 and 2009, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at September 30, 2010 and 2009.

The following tables detail the amount of shares authorized and available under all stock plans as of September 30, 2010:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	295,128	434,915	469,957

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2010 and December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2010 and December 31, 2009 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total Risk-Based Capital Ratio	$48,584	23.99%	$44,997	22.21%	$16,203	8.00%	$20,256	10.00%
Tier 1 Risk-Based Capital Ratio	$46,026	22.72%	$42,438	20.95%	$8,102	4.00%	$12,154	6.00%
Tier 1 Leverage Ratio	$46,026	16.15%	$42,438	14.88%	$11,400	4.00%	$14,261	5.00%

December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”), and to customary practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors, which we deem to be relevant, actual results could differ materially and adversely from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting polices related to the allowance for loan losses and income taxes are considered to be critical.  These critical accounting policies, and our procedures related to these policies, are described in detail below.  There have been no changes to our critical accounting policies and estimates during the three months ended September 30, 2010.

The allowance for loan losses is established through provisions for loan losses charged to operations. The provisions reflect management’s evaluation of the adequacy of the allowance based upon estimates used from and comparisons to historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  In addition, management carefully monitors qualitative factors, such as changing economic conditions, the concentrations of loan categories and collateral, to further evaluate the adequacy of the allowance for loan losses. The allowance is based on estimates, and actual losses may vary materially from the estimates. No assurance can be given that adverse future economic conditions will not lead to further increases in the provision for loan losses and/or additional charge-off of loans. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” for further details considered by management in estimating the necessary level of the allowance for loan losses.

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

Summary of the Results of Operations and Financial Condition

For the three months ended September 30, 2010 and 2009, the Company recorded net income of $155,000, or $0.02 per diluted share, and a net loss of $4.6 million, or $0.50 per diluted share, respectively.   During the three months ended September 30, 2010, net income was positively impacted by declines in provisions for loan losses and income tax provision of $1.6 million and $3.4 million, respectively, as compared to the same period last year.  These items were partially offset by declines in net interest income and non-interest income of $96,000 and $78,000, respectively, as well as an increase in total non-interest expense of $82,000, each as compared to the same period last year.

For the nine months ended September 30, 2010 and 2009, the Company recorded net income of $398,000, or $0.04 per diluted share, and a net loss of $4.3 million, or $0.47 per diluted share, respectively.  During the nine months ended September 30, 2010, net income was positively impacted by declines in provisions for loan losses and income tax provision of $2.2 million and $3.5 million, respectively, as compared to the same period last year.  These items were partially offset by declines in net interest income and non-interest income of $618,000 and $114,000, respectively, and an increase in total non-interest expense of $211,000, each as compared to the same period last year.

Total assets at September 30, 2010 were $298.9 million, representing an increase of approximately $26.8 million, or 9.8%, from $272.1 million reported at December 31, 2009. The increase in total assets was primarily attributable to an increase in cash and cash equivalents, partially offset by decreases in gross loans and investment securities-available for sale.  Cash and cash equivalents increased $43.7 million from $45.9 million at December 31, 2009 to $89.6 million at September 30, 2010.  The increase in cash and cash equivalents was primarily attributable to the increase in deposits generated during the nine months ended September 30, 2010, as well as the cash flows received in connection with the loan amortization and pay-downs.  Gross loans at September 30, 2010 were $169.1 million, which represents a decrease of $12.6 million, or 6.9%, from $181.7 million at December 31, 2009. The decrease in gross loans was primarily attributable to loan amortization and pay-downs.

Total liabilities increased by $25.9 million to $251.7 million as compared to $225.8 million at December 31, 2009.  This increase was primarily due to increases in non-interest bearing deposits, interest bearing checking and savings and money market deposits of $20.6 million, $12.8 million and $17.5 million, respectively, due to continued core deposit gathering efforts, partially offset by a $12.6 million decrease in certificates of deposit and a $12.5 million decrease in other borrowings.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits, were $184.8 million and $133.9 million at September 30, 2010 and December 31, 2009, respectively, representing an increase of $50.9 million, or 38.0%.

Average interest earning assets increased $32.6 million from $246.0 million for the three months ended September 30, 2009 to $278.6 million for the three months ended September 30, 2010.  Average interest earning assets increased $12.3 million from $250.4 million for the nine months ended September 30, 2009 to $262.7 million for the nine months ended September 30, 2010.  The weighted average interest rate on interest earning assets decreased to 3.80% for the three months ended September 30, 2010 from 4.64% for the same period last year.  The weighted average interest rate on interest earning assets decreased to 4.11% for the nine months ended September 30, 2010 from 4.77% for the same period last year.  The declines in yields earned during the current periods as compared to the same periods last year were primarily attributable to the increase in the average balance of interest earning deposits at other financial institutions, which had average balances of $69.4 million and $46.1 million, respectively, and were earning approximately 29 and 26 basis points, respectively, during the three and nine months ended September 30, 2010.  During the same periods last year, the average balance of interest earning deposits at other financial institutions were $4.9 million and $1.7 million, respectively.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Annualized return on average assets	0.22%	(7.07)%	0.20%	(2.24)%

Annualized return on average stockholders’ equity	1.31%	(33.25)%	1.14%	(10.40)%

Average stockholders’ equity to average assets	16.45%	21.26%	17.30%	21.54%

Net interest margin	3.46%	4.08%	3.73%	4.24%

At September 30, 2010, stockholders’ equity totaled $47.2 million, or 15.8% of total assets, as compared to $46.3 million, or 17.0% of total assets at December 31, 2009.  The Company’s book value per share of common stock was $5.05 as of September 30, 2010, compared to $5.02 per share as of December 31, 2009.

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at September 30, 2010 and 2009.  There was no change in the targeted federal funds rate from September 30, 2009 to September 30, 2010, which remained at 0.00-0.25%.  Management anticipates that there will be continued pressure on the net interest margin in the current rate environment.

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

During the three months ended September 30, 2010, net interest income was $2.4 million compared to $2.5 million for the same period last year.  The decline was primarily related to a decrease of $187,000 in interest earned in connection with our loan portfolio and a decrease of $68,000 in interest earned on our investment securities.  The fluctuation in our loan interest income was primarily related to a decrease of $27.6 million in the average balance of loans caused by loan amortization and pay-downs and, to a lesser extent, loan charge-offs. The change in interest earned on our investment portfolio was primarily due to a decline of 51 basis points in the yield earned on our residential agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).  These declines were partially offset by an increase of $48,000 in interest earned on interest earning deposits at other financial institutions, which was attributed to the increase in the average balance of interest earning deposits at other financial institutions, and decreases of $78,000 and $57,000 in interest paid for other borrowings and certificates of deposit, respectively, which were attributable to declines in their respective average outstanding balances, as well as a decline in the rates paid in connection with these interest bearing liabilities.

During the nine months ended September 30, 2010, net interest income was $7.3 million compared to $7.9 million for the same period a year ago.  The decline was primarily related to a decrease of $628,000 in interest earned in connection with our loan portfolio and a decrease of $302,000 in interest earned on our investment securities.  The fluctuation in our loan interest income was primarily related to a decrease of $27.3 million in the average balance of loans caused primarily by loan amortization and pay-downs and, to a lesser extent, loan charge-offs.  The change in interest earned on our investment portfolio was primarily due to a decline of 56 basis points in the yield earned on our residential agency mortgage-backed securities and CMOs, as well as a decrease of $3.9 million in its average balance.  These declines were partially offset by an increase of $86,000 in interest earned on interest earning deposits at other financial institutions, which was attributed to the increase in the average balance of interest earning deposits at other financial institutions, and decreases of $175,000 and $115,000 in interest paid for other borrowings and certificates of deposit, respectively.  The decrease in interest paid on other borrowings was primarily attributable to a decline in the average outstanding balance of other borrowings, partially offset by an increase in rates paid on other borrowings, while the decrease related to certificates of deposit was primarily attributed to a decline in the rates paid on these deposits.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.20% for the three months ended September 30, 2010 compared to 3.68% for the same period last year.  The decline in our net interest spread was primarily due to an increase of $64.5 million in the average balance of lower yielding interest earning deposits at other financial institutions.  These deposits yielded approximately 29 basis points during the three months ended September 30, 2010.  As discussed above, the increase in the average balance of interest earning deposits at other financial institutions was primarily due to excess liquidity generated by the growth in deposits, as well as cash flows from loan amortization and pay-downs.

During the nine months ended September 30, 2010, the Company’s net interest spread was 3.43% compared to 3.89% for the same period a year ago.  The decline in our net interest spread was primarily due to an increase of $44.4 million in the average balance of lower yielding interest earning deposits at other financial institutions.  These deposits yielded approximately 26 basis points during the nine months ended September 30, 2010.  As discussed above, the increase in the average balance of interest earning deposits at other financial institutions was primarily due to excess liquidity generated by the growth in deposits, as well as cash flows from loan amortization and pay-downs.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.46% and 3.73%, respectively, for the three and nine months ended September 30, 2010, compared to 4.08% and 4.24%, respectively, for the three and nine months ended September 30, 2009.  The declines of 62 and 51 basis points, respectively,  in net interest margin was primarily due to decreases in the yield on earning assets of 84 and 66 basis points, respectively, partially offset by declines of 38 and 20 basis points, respectively, in the cost of interest bearing deposits and borrowings.  As discussed above, the decrease in yield on earning assets was primarily the result of an increase in the average balance of lower yielding interest earning deposits at other financial institutions.  During the three and nine months ended September 30, 2010, the decline in our cost of interest bearing deposits was attributable to the decrease in interest rates paid on deposit accounts during these periods, as compared to the same periods last year.  The average cost of interest bearing deposits was 0.50% and 0.54% during the three and nine months ended September 30, 2010 compared to 0.71% and 0.69% for the same periods last year.  Net interest margin was further impacted by declines in the average balance of borrowings of $9.8 million and $20.7 million during the three and nine months ended September 30, 2010, respectively, as compared to the same periods last year.  The average cost of borrowings was 2.37% and 2.64% during the three and nine months ended September 30, 2010 compared to 2.83% and 1.62% for the same periods last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2010 and 2009, respectively.

Three Months Ended September 30,

	2010			2009
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$—	$—	—%	$1,383	$1	0.25%
Interest earning deposits at other financial institutions	69,403	50	0.29%	4,887	2	0.14%
U.S. Gov’t and Federal agency securities	124	—	0.13%	1,629	1	0.12%
Residential mortgage-backed securities and CMO’s	39,393	405	4.12%	40,457	472	4.63%
Federal Reserve Bank stock	1,289	20	6.00%	1,620	25	6.09%
Federal Home Loan Bank stock	2,150	3	0.45%	2,280	5	0.83%
Loans (1) (2)	166,210	2,185	5.22%	193,774	2,371	4.85%
Earning assets	278,569	2,663	3.80%	246,030	2,877	4.64%
Other assets	8,558			9,820
Total assets	$287,127			$255,850
Liabilities & Equity
Interest checking (NOW)	$27,555	15	0.22%	$11,682	9	0.29%
Savings and money market deposits	61,554	98	0.63%	50,110	87	0.69%
CD’s	60,251	76	0.50%	65,363	133	0.81%
Borrowings	6,827	41	2.37%	16,673	119	2.83%
Total interest bearing deposits and borrowings	156,187	230	0.58%	143,828	348	0.96%
Demand deposits	81,604			56,243
Other liabilities	2,102			1,387
Total liabilities	239,893			201,458
Equity	47,234			54,392
Total liabilities & equity	$287,127			$255,850

Net interest income / spread		$2,433	3.22%		$2,529	3.68%

Net interest margin			3.46%			4.08%

(1)

Average loans exclude the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $39,000 and $59,000 for the three months ended September 30, 2010 and 2009, respectively.

(2)

Includes average non-accrual loans of $8.4 million and $9.7 million for the three months ended September 30, 2010 and 2009, respectively.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30,

	2010			2009
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$—	$—	—%	$490	$1	0.25%
Interest earning deposits at other financial institutions	46,133	88	0.26%	1,741	2	0.15%
U.S. Gov’t and Federal agency securities	559	8	2.07%	648	1	0.20%
Residential mortgage-backed securities and CMO’s	41,344	1,319	4.25%	45,237	1,628	4.81%
Federal Reserve Bank stock	1,401	64	6.01%	1,684	76	6.07%
Federal Home Loan Bank stock	2,221	5	0.33%	2,276	5	0.28%
Loans (1) (2)	171,018	6,601	5.16%	198,312	7,229	4.87%
Earning assets	262,676	8,085	4.11%	250,388	8,942	4.77%
Other assets	8,595			6,877
Total assets	$271,271			$257,265
Liabilities & Equity
Interest checking (NOW)	$23,230	39	0.23%	$11,196	22	0.26%
Savings and money market deposits	53,252	271	0.68%	48,634	237	0.65%
CD’s	61,337	250	0.55%	60,252	365	0.81%
Borrowings	9,975	197	2.64%	30,706	372	1.62%
Total interest bearing deposits and borrowings	147,794	757	0.68%	150,788	996	0.88%
Demand deposits	74,633			49,848
Other liabilities	1,907			1,223
Total liabilities	224,334			201,859
Equity	46,937			55,406
Total liabilities & equity	$271,271			$257,265

Net interest income / spread		$7,328	3.43%		$7,946	3.89%

Net interest margin			3.73%			4.24%

(1)

Average loans exclude the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $102,000 and $39,000 for the nine months ended September 30, 2010 and 2009, respectively.

(2)

Includes average non-accrual loans of $8.9 million and $6.6 million for the nine months ended September 30, 2010 and 2009, respectively.

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

	Three Months Ended September 30, 2010 Compared to 2009 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$(1)	$—	$(1)
Interest earning deposits at other financial institutions	45	3	48
U.S. Gov’t and Federal agency securities	(1)	—	(1)
Residential mortgage-backed securities and CMO’s	(12)	(55)	(67)
Federal Reserve Bank stock	(5)	—	(5)
Federal Home Loan Bank stock	—	(2)	(2)
Loans	(354)	168	(186)
Total (decrease) increase in interest income	(328)	114	(214)
Interest expense:
Interest checking (NOW)	9	(3)	6
Savings and money market deposits	19	(8)	11
CD’s	(10)	(47)	(57)
Borrowings	(61)	(17)	(78)
Total decrease in interest expense	(43)	(75)	(118)
Net (decrease) increase in net interest income	$(285)	$189	$(96)

	Nine Months Ended September 30, 2010 Compared to 2009 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$(1)	$—	$(1)
Interest earning deposits at other financial institutions	84	2	86
U.S. Gov’t and Federal agency securities	—	7	7
Residential mortgage-backed securities and CMO’s	(132)	(177)	(309)
Federal Reserve Bank stock	(11)	(1)	(12)
Federal Home Loan Bank stock	—	—	—
Loans	(1,036)	408	(628)
Total (decrease) increase in interest income	(1,096)	239	(857)
Interest expense:
Interest checking (NOW)	21	(4)	17
Savings and money market deposits	23	11	34
CD’s	6	(121)	(115)
Borrowings	(333)	158	(175)
Total (decrease) increase in interest expense	(283)	44	(239)
Net (decrease) increase in net interest income	$(813)	$195	$(618)

Provision for Loan Losses

The provision for loan losses was $100,000 and $200,000 for the three and nine months ended September 30, 2010, and $1.7 million and $2.4 million for the three and nine months ended September 30, 2009, respectively.  During the three and nine months ended September 30, 2010, we had net charge-offs of $528,000 and $1.2 million, respectively, compared to $874,000 and $2.0 million during the same periods last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 4.25% and 5.40% at September 30, 2010 and December 31, 2009, respectively.  As a percentage of our total loan portfolio and OREO, the amount of non-performing assets was 4.42% and 5.40% at September 30, 2010 and December 31, 2009, respectively.

Non-Interest Income

Non-interest income was $223,000 for the three months ended September 30, 2010 compared to $301,000 for the three months ended September 30, 2009.  The decrease in non-interest income was primarily due to decreases in loan arrangement fees and gain on sale of other real estate owned of $56,000 and $56,000, respectively, partially offset by an increase in service charges and other operating income of $20,000 and a decline in losses incurred in connection with the sale of AFS securities of $14,000.  For the nine months ended September 30, 2010 and 2009, non-interest income was $662,000 and $776,000, respectively.  The decrease in non-interest income was primarily due to decreases in loan arrangement fees and gain on sale of other real estate owned of $93,000 and $56,000, respectively, partially offset by an increase in gain on sale of AFS securities of $43,000.  During the nine months ended September 30, 2010, the Company disposed of two agency mortgage-backed securities with an amortized cost of $3.8 million at the time of sale and recognized a $44,000 gain in connection with this transaction.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with two student loan providers.  The Company initially funds student loans originated by the student loan providers in exchange for non-interest income.  All loans are purchased by the student loan providers within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees. See Note 10 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three and nine months ended September 30, 2010 and 2009.

Non-Interest Expense

Non-interest expense was $2.4 million and $7.4 million for the three and nine months ended September 30, 2010, respectively, compared to $2.3 million and $7.2 million for the three and nine months ended September 30, 2009, respectively, representing increases of $82,000, or 3.5%, and $211,000, or 2.9%, respectively.

Income Tax Provision

During the three and nine months ended September 30, 2010, we did not record an income tax provision related to our pretax earnings. Tax expense that would normally arise because of the Company’s earnings during the three and nine months ended September 30, 2010 is not recorded because it is offset by a reduction in the valuation allowance on the Company’s deferred tax asset.  The income tax provision for the three and nine months ended September 30, 2009 was $3.4 million and $3.5 million, respectively.  A 100% valuation allowance was provided against the deferred tax asset at September 30, 2009.  The valuation allowance of $3.4 million was recorded as income tax expense.

Financial Condition

Assets

Total assets at September 30, 2010 were $298.9 million, representing an increase of $26.8 million, or 9.8%, from $272.1 million reported at December 31, 2009. The increase in total assets was primarily attributable to an increase in cash and cash equivalents partially offset by a decrease in gross loans.  Gross loans at September 30, 2010 were $169.1 million, which represented a decrease of $12.6 million, or 6.9%, from $181.7 million at December 31, 2009.  The decrease in gross loans was primarily attributable to loan amortization and pay-downs.  Cash and cash equivalents increased $43.7 million from $45.9 million at December 31, 2009 to $89.6 million at September 30, 2010.

Cash and Cash Equivalents

Cash and cash equivalents totaled $89.6 million at September 30, 2010 and $45.9 million at December 31, 2009. We continued to maintain an elevated amount of cash and cash equivalents during the nine months ended September 30, 2010.  The increase in cash and cash equivalents was primarily attributable to the increase in deposits generated during the nine months ended September 30, 2010, as well as the cash flows received in connection with loan amortization and pay-offs.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

The Company’s entire investment securities portfolio was categorized as “Available for Sale” at September 30, 2010 and December 31, 2009.

At September 30, 2010, investment securities totaled $38.3 million compared to $43.1 million at December 31, 2009.  The Company’s investment portfolio is currently primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  As of September 30, 2010 and December 31, 2009, the weighted average life of our investment portfolio was approximately 3.63 years and 4.56 years, respectively.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Loans, net of the allowance for loan losses and deferred loan origination cost/unearned fees decreased 6.6%, or $11.7 million, from $176.3 million at December 31, 2009 to $164.6 million at September 30, 2010.  The decrease in the loan portfolio during the nine months ended September 30, 2010 was primarily the result of loan amortization and pay-downs and, to a lesser extent, loan charge-offs.  As of September 30, 2010 and December 31, 2009, gross loans outstanding totaled $169.1 million and $181.7 million, respectively.  Loan originations were $14.8 million and $32.7 million during the three and nine months ended September 30, 2010.

As of September 30, 2010, substantially all of the Company’s loan customers are located in Southern California.

Non-Performing Assets

The following table sets forth non-performing assets at September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30, 2010	December 31, 2009
Non-accrual loans:
Commercial	$940	$3,032
Real estate-residential mortgage	876	845
Real estate-commercial mortgage	5,365	5,923
Consumer and other	—	10
Total non-accrual loans	7,181	9,810

Other real estate owned (OREO)	313	—

Total non-performing assets	$7,494	$9,810

Non-performing assets to total loans and OREO	4.42%	5.40%
Non-performing assets to total assets	2.51%	3.60%

Non-accrual loans totaled $7.2 million and $9.8 million at September 30, 2010 and December 31, 2009, respectively.  There were two commercial loans past due 90 days or more totaling $1.1 million that were accruing interest at September 30, 2010.  There were no accruing loans past due 90 days or more at December 31, 2009.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $125,000 and $350,000 for the three and nine months ended September 30, 2010, respectively, and $172,000 and $406,000, respectively, for the same periods last year.

At September 30, 2010, non-accrual loans consisted of six commercial loans totaling $940,000, two residential real estate mortgage loans totaling $876,000, and three commercial real estate mortgage loans totaling $5.4 million.  At September 30, 2010, OREO consisted of one single family residential property.

At September 30, 2010 and December 31, 2009, the recorded investment in impaired loans was $7.2 million and $9.8 million, respectively.  At September 30, 2010 and December 31, 2009, the Company had a $264,000 and $347,000, respectively, specific allowance for loan losses on $1.4 million and $867,000, respectively, of impaired loans.  There were $5.8 million and $8.9 million of impaired loans with no specific allowance for loan losses at September 30, 2010 and December 31, 2009, respectively.  The average outstanding balance of impaired loans for the nine months ended September 30, 2010 and 2009 was $8.9 million and $6.6 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three and nine months ended September 30, 2010 and 2009.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of September 30, 2010 and December 31, 2009 was adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of the activity for the ALL for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$4,947	$4,733	$5,478	$5,171
Provision for loan losses	100	1,707	200	2,354
Charge-offs:
Commercial	(659)	(547)	(889)	(547)
Real estate-commercial mortgage	(250)	—	(650)	—
Consumer and other	—	(349)	(52)	(1,500)
Total charge-offs	(909)	(896)	(1,591)	(2,047)
Recoveries:
Commercial	381	22	386	88
Real estate-residential mortgage	—	—	22	—
Real estate-commercial mortgage	—	—	20	—
Consumer and other	—	—	4	—
Total recoveries	381	22	432	88
Ending balance	$4,519	$5,566	$4,519	$5,566

The ALL was $4.5 million, or 2.67% of our total loan portfolio, at September 30, 2010 compared to $5.5 million, or 3.01%, at December 31, 2009.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to uncertainty regarding its realizability.  During the three and nine months ended September 30, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At September 30, 2010, the Company maintained a deferred tax liability of $796,000 in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheet.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At September 30, 2010, total deposits were $245.6 million compared to $207.4 million at December 31, 2009, representing an increase of 18.4%, or $38.2 million. This increase was primarily due to increases in non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits of $20.6 million, $12.8 million and $17.5 million, respectively, partially offset by a decrease in certificates of deposit of $12.6 million. The decrease in certificates of deposit was primarily attributable to a decrease of $5.0 million in State of California Treasurer’s Office certificates of deposit.  The increase in non-interest bearing, as well as interest bearing demand deposits was the result of our efforts to specifically focus on growing our core deposit franchise.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and savings and money market deposits, were $184.8 million and $133.9 million at September 30, 2010 and December 31, 2009, respectively, representing an increase of $50.9 million, or 38.0%.

The following table reflects a summary of deposit categories by dollar and percentage at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$88,383	36.0%	$67,828	32.7%
Interest bearing demand deposits	32,693	13.3%	19,874	9.6%
Savings and money market deposits	63,712	25.9%	46,240	22.3%
Certificates of deposit	60,839	24.8%	73,432	35.4%
Total	$245,627	100.0%	$207,374	100.0%

At September 30, 2010, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.8% of total deposits. At December 31, 2009, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits. Each of these deposits outstanding at September 30, 2010 are scheduled to mature in the fourth quarter of 2010. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 5 “Deposits.”

The aggregate amount of certificates of deposit of $100,000 or more at September 30, 2010 and December 31, 2009 was $58.3 million and $68.8 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at September 30, 2010, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$46,556
Due after 3 months and within 6 months	3,347
Due after 6 months and within 12 months	4,674
Due after 12 months	3,685
Total	$58,262

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

The liquidity ratio (the sum of cash and cash equivalents and Available for Sale investments, excluding amounts required to be pledged under borrowings, lines of credit, State of California deposit relationships and operating requirements, divided by total assets) was 29.7% at September 30, 2010 and 16.7% at December 31, 2009.  At September 30, 2010, the majority of our cash and cash equivalents were earning approximately 25 basis points.

At September 30, 2010, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $4.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2010.  At December 31, 2009, the Company had a $43.0 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $16.5 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2009.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2010 and December 31, 2009 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	—	1,500
July 12, 2010	3.38%	—	2,000
August 20, 2010	3.38%	—	2,000
September 8, 2010	3.25%	—	2,000
December 17, 2010	1.72%	2,000	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$4,000	$16,500

At September 30, 2010, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2010 or December 31, 2009.

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

Capital Expenditures

As of September 30, 2010, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At September 30, 2010, the Company had total stockholders’ equity of $47.2 million, which included $106,000 in common stock, $64.0 million in additional paid-in capital, $12.5 million accumulated deficit, $1.1 million in accumulated other comprehensive income, and $5.5 million in treasury stock.

As of September 30, 2010, the Company was not subject to any material commitments for capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2010 and December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2010 and December 31, 2009 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total Risk-Based Capital Ratio	$48,584	23.99%	$44,997	22.21%	$16,203	8.00%	$20,256	10.00%
Tier 1 Risk-Based Capital Ratio	$46,026	22.72%	$42,438	20.95%	$8,102	4.00%	$12,154	6.00%
Tier 1 Leverage Ratio	$46,026	16.15%	$42,438	14.88%	$11,400	4.00%	$14,261	5.00%

December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

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

(in thousands)	September 30, 2010	December 31, 2009
Commitments to extend credit	$63,371	$56,249
Commitments to extend credit to directors and officers (undisbursed amount)	$2,251	$3,190
Standby/commercial letters of credit	$1,973	$946
Guarantees on revolving credit card limits	$246	$223
Outstanding credit card balances	$58	$76

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of September 30, 2010 and December 31, 2009, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.32% and 0.36% of the undisbursed loan funds, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

At present, there are no known material pending legal proceedings against the Company.

Item 1A.

Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by the risk factor discussed in Part II, Item 1A of the Quarterly Report on Form 10-Q for the three months ended June 30, 2010.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by the risk factor discussed in Part II, Item 1A of the Quarterly Report on Form 10-Q for the three months ended June 30, 2010, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K, as supplemented by the risk factor discussed in Part II, Item 1A of the Quarterly Report on Form 10-Q for the three months ended June 30, 2010, are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended September 30, 2010.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
July 1-31, 2010	—	$—	—	$—
August 1-31, 2010	31,424	3.54	31,424	1,889
September 1-30, 2010	4,056	3.55	4,056	1,875
Total	35,480	$ 3.54	35,480	$ 1,875

(1)

In August 2010, the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The Company’s stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Reserved.

Item 5.

Other Information

(a)

Additional Disclosures.  None.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the board of directors during the three months ended September 30, 2010.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 9th day of November, 2010.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer