Form 10-K
period 2010-12-31
1st Century Bancshares, Inc.
filed 2011-03-15
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 333-148302

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1169687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Century Park East, Suite 1400

Los Angeles, California   90067

(Address of principal executive offices)

(Zip Code)

(310) 270-9500

Registrant’s telephone number, including area code

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates was approximately $27.6 million based on the closing sales price of a share of Common Stock of $3.49 as of June 30, 2010.

9,300,779 shares of common stock of the registrant were outstanding as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2010

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Annual Report on Form 10-K.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Annual Report on Form 10-K, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information available to management at the time such forward-looking statements are made.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; management’s ability to manage the Company’s operations: and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other risk factors, see “Item 1A. Risk Factors.”

This Annual Report on Form 10-K and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I

Item 1 - Business

Overview

1st Century Bancshares, Inc. (“Bancshares”), a Delaware corporation is registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  Bancshares has one subsidiary, 1st Century Bank, National Association (the “Bank”).  The Bank is subject to both the regulation of and periodic examinations by the Office of the Comptroller of the Currency (the “OCC”), which is the Bank’s primary federal regulatory agency.

Bancshares and the Bank are collectively referred to herein as “we”, “our”, “us” or “the Company.”

Bancshares’ common stock trades on the NASDAQ Stock Market LLC Capital Market (“NASDAQ CM”) under the symbol “FCTY.”  All companies listed on the NASDAQ CM must meet certain financial requirements and adhere to NASDAQ CM’s corporate governance standards.

Bancshares’ principal source of income is dividends from the Bank. Bancshares’ operating costs, including certain professional fees and stockholders’ costs are paid from dividends paid to Bancshares by the Bank.

At December 31, 2010, the Company had consolidated assets of $308.4 million, deposits of $258.0 million and stockholders’ equity of $44.3 million.

The Company maintains a website at http://www.1stcenturybank.com.  By including the foregoing website address link, the Company does not intend to and shall not be deemed to incorporate by reference any material contained therein.  The Company makes available, free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).

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

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard to the east, the Santa Monica Mountains to the north, the Pacific Ocean to the west and the Los Angeles International Airport to the south.  This is a highly diversified market with most businesses operating in the service industry.  According to the Los Angeles Economic Development Corporation (the “LAEDC”), the average annual wage of the Westside of Los Angeles was $64,050 in 2009 exceeding all other regions of Los Angeles County.  The average annual wage of Los Angeles County during the same period was $49,060.  The LAEDC defines the Westside of Los Angeles as the six incorporated cities of Beverly Hills, Culver City, Malibu, Santa Monica, West Hollywood, as well as major portions of the city of Los Angeles.  The latter includes some distinct communities such as Bel Air, Brentwood, Century City, Hollywood, Korea town, Miracle Mile, Pacific Palisades, Westchester, Westwood and Venice.

The micro-economic market of Century City, where the Bank is based, is much more concentrated.  Smaller businesses dominate this market with 66.3% of employers having less than 5 employees.  According to the U.S. Department of Commerce, Bureau of the Census data for 2008, there are approximately 2,400 businesses located in Century City’s one square mile area, of which 564 (23.2%) are legal services firms.  Other industries heavily represented in Century City include entertainment, financial services, real estate investment and accounting/business management.

Target Customers

The target market for our products and services is those middle market business and professional firms with basic borrowing needs between $250,000 and $5,000,000 and/or with the need for non-credit services, including operating account services and cash management needs. Loans in excess of our borrowing limits to one customer or related entities are participated out to other financial institutions as a way of accommodating customers with higher borrowing needs. Our market territory is characterized by a sizeable number of small businesses in proportion to the number of large employers. Service firms, merchandising, distribution and support industries make up the vast majority of firms and the employment base. Within the professional services markets, we have made loans to and attracted deposits from law firms, medical practices and individual physicians, business management and accounting firms, real estate professionals, managers and investors and other family and closely held corporations. We also supply credit and depository services to meet the personal needs of their principals, families and employees.

We develop business through personalized and direct marketing programs, utilizing experienced banking officers. We rely greatly on our ability to access our investor and founder base, along with referrals from satisfied clients. In addition, we have a very strong commitment to civic, community and business groups important to our client base.

Competition

The Bank competes with other banks and financial institutions to attract deposits. The Bank faces competition from established local and regional banks and savings and loan institutions. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories.  In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole, or in part, by its correspondent banks. See Part I, Item 1 – “Business - Supervision and Regulation.”

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

•

Trust accounts,

•

Cash management and on-line banking, and

•

Debit cards

Loan Approval

Our Board of Directors (the “Board”) establishes lending policies to ensure the above objectives are met.  Management has established an Officers’ Loan Committee which consists of the President/Chief Executive Officer, the Senior Vice President/Chief Credit Officer, and the Senior Vice President/Chief Lending Officer.  Members of the Officers’ Loan Committee individually and jointly have designated approval limits.

The Board has established an approval process that generally requires a high level of review relative to any credit consideration.  The Board has also established the Bank’s Board of Directors’ Loan Committee (the “Directors’ Loan Committee”), which approves loans above designated amounts.  The Directors’ Loan Committee consists of three outside Bank board members and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $6.9 million at December 31, 2010.

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

•

Loss – Grade 8. Loan assets classified as “Loss” are considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has absolutely no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or all of a perceived asset even though partial recovery may be collected in the future.

It is the underwriting department’s responsibility to grade each credit. However, the grade may be changed as the loan moves through the approval process.

To further ensure proper risk grading of loans and administration of the loan portfolio, the Executive Vice President / Chief Risk Management Officer (who reports to the Audit Committee of the Board) performs ongoing reviews of the quality of (i) the current administration of the loans, (ii) loans that require the attention of management, and (iii) the risk grade identification. The review assesses credit quality, compliance with internal policies, loan agreement covenants, laws and regulations, and documentation.  In addition, we hire an independent internal audit firm to conduct a review of our loan review process on an annual basis.

Concentrations/Customers

Approximately 51.1% of total loans at December 31, 2010, consisted of real estate loans, including first trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2010, there are 55 loans that have outstanding balances of $1,000,000 or more, which totals approximately $128.1 million or 71.4% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 298 loans totaling $181.7 million at December 31, 2009 to approximately 350 loans totaling $179.3 million at December 31, 2010. Between December 31, 2009 and December 31, 2010, the average balance per loan has decreased from $610,000 to $512,000.  Substantially all of the Company’s loan, as well as deposit customers are located in Southern California.

Correspondent Banks

Correspondent bank deposit accounts are generally maintained to enable the Bank to transact types of activities that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Employees

At December 31, 2010, the Company had 41 total and full-time equivalent employees.

Economic Conditions, Government Policies, Legislation, and Regulation

Introduction

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, the rate of economic growth, employment levels, and other future changes in domestic and foreign economic conditions, and the impact of these factors on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the U.S. federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

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

Recent Economic Conditions

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2010.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and residential construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many commercial as well as residential loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  Bank and bank holding company stock prices have been significantly negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring that institutions take action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

The Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in the TLG program and did not opt out of the six-month extension.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2010 on amounts in covered accounts exceeding $250,000.  During the six-month extension period in 2010, the fee assessment increased to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.  As discussed below in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, a separate temporary unlimited coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and will last until December 31, 2012.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

♦

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

♦	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

♦

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, such as 1st Century Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

♦

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF") and increase the floor of the size of the DIF.

♦

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

♦	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

♦	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

♦

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

♦	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

♦

Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.  Provisions in the legislation that affect the payment of interest on demand deposits are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.

Supervision and Regulation

Introduction

The Company is extensively regulated under both federal and state laws. Regulation and supervision by the federal banking agencies is intended primarily for the protection of depositors and the DIF administered by the FDIC and not for the benefit of stockholders.  Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the FRB and the OCC.

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

The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels.  In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.”  Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan.  Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan.  However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became “undercapitalized” and (ii) the amount necessary to bring the bank into compliance with the plan.  Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership, if it becomes “critically undercapitalized.”  A bank subject to prompt corrective action also may affect its parent bank holding company in other ways.  These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank, subordinated debt payments to the parent and other transactions between the bank and the holding company.  In addition, the regulators may impose restrictions on the ability of the bank holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the “undercapitalized” subsidiary bank.

Redemptions and Repurchases

A bank holding company is generally required to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

Acquisition of a Bank or Bank Holding Company

A bank holding company is also required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock.  Prior approval from the FRB is also required in connection with the acquisition of another bank holding company, or business combinations with another bank holding company.

Non-Banking and Financial Activities

Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any, or acquire shares of companies engaged in, those non-banking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Securities Registration

Bancshares’ securities are registered with the SEC under the Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

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

Various requirements and restrictions under the laws of the State of California and federal banking laws and regulations affect the operations of the Bank.  State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans and investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements.  Furthermore, the Bank is required to maintain certain levels of capital.

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

In September 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided for in GLBA for securities activities which banks may conduct without registering with the SEC as broker-dealer or moving such activities to a broker-dealer affiliate.  This rule became effective for the Bank on January 1, 2009.  The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs.  The final rules did not have a material effect on the current securities activities which the Bank now conducts for customers.

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances).  At December 31, 2010, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $2.0 million.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits).  Additionally, each member bank is required to hold stock in its regional federal reserve bank.  The stock cannot be sold, traded, or pledged as collateral for loans.  As specified by law, member banks receive a six percent annual dividend on their federal reserve bank stock.  At December 31, 2010, the Bank was in compliance with these requirements and the investment in federal reserve bank stock totaled $1.3 million.

Dividends and Other Transfers of Funds

Holders of Bancshares’ common stock are entitled to receive dividends as and when declared by the Board out of funds legally available under the laws of the State of Delaware.  Delaware corporations such as Bancshares may make distributions to their stockholders out of their surplus, or out of their net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year.  However, dividends may not be paid out of a corporation’s net profits if, after the payment of the dividend, the corporation’s capital would be less than the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.

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

The Bank is a legal entity that is separate and distinct from Bancshares.  Bancshares may receive income through dividends paid by the Bank.  Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors.

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

The FRB, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities for certain banking organizations, less goodwill, most intangible assets and certain other assets.

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

•

Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

The Dodd-Frank Act requires the FRB, the OCC and the FDIC to adopt regulations imposing a continuing "floor" of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the FRB, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures

(computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

♦	3.5% CET1 to risk-weighted assets.

♦	4.5% Tier 1 capital to risk-weighted assets.

♦	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could materially and adversely impact the Company's net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and the Company as of December 31, 2010:

	Adequately Capitalized	Well Capitalized	Bank	Company
	(greater than or equal to)			(consolidated)
Total risk-based capital ratio	8.00%	10.00%	20.16%	21.69%
Tier 1 risk-based capital ratio	4.00%	6.00%	18.90%	20.42%
Tier 1 leverage capital ratio	4.00%	5.00%	12.88%	13.93%

As of December 31, 2010, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries.  The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor.  Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000.  In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.  The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.  Pursuant to the FDIA, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits.  The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011.

FDIC insurance expense totaled $399,000 and $374,000 in 2010 and 2009, respectively.

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

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDIA prompt corrective action provisions and the supervisory authority of the Federal and state banking agencies.

Incentive Compensation

In June 2010, the FRB, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Bank Secrecy Act and USA Patriot Act

The Bank Secrecy Act (“BSA”) is a disclosure law that forms the basis of the federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises.  Under the BSA, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency.  Among other requirements, the BSA requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more.  The Bank has established a BSA compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in the aggregate totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for BSA compliance.  The BSA also requires that financial institutions report to relevant law enforcement agencies any suspicious transactions potentially involving violations of law.

The “USA PATRIOT Act” and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws in response to the terrorist attacks in September 2001.  The Bank has adopted additional comprehensive policies and procedures to address the requirements of the “USA PATRIOT Act”.  Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion.  Such enforcement actions could also have serious reputational consequences for the Company.

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

Declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have significantly reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Such conditions could materially and adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

The Company has grown since it began operations in March 2004. At December 31, 2010, the Company had $308.4 million in total assets, $174.0 million in net loans and $258.0 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships.  The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all, which would have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

If the Company cannot attract deposits, its growth may be inhibited.

The Company plans to increase the level of its assets, including its loan portfolio. The Company’s ability to increase its assets depends in large part on its ability to attract additional deposits at competitive rates. The Company intends to seek additional deposits by continuing to establish and strengthen its personal relationships with its customers and by offering deposit products that are competitive with those offered by other financial institutions in its markets. The Company cannot ensure that these efforts will be successful. The Company’s inability to attract additional deposits at competitive rates could have a material and adverse effect on its business, financial condition, results of operations, cash flows and stock price.

The Company relies heavily on its senior management team and other employees, the loss of whom could significantly harm its business.

The Company’s success depends heavily on the abilities and continued service of its executive officers, especially Alan I. Rothenberg, Chairman and Chief Executive Officer, Jason P. DiNapoli, President and Chief Operating Officer, Bradley S. Satenberg, Executive Vice President and Chief Financial Officer and J. Kevin Sampson, Senior Vice President and Chief Credit Officer. These four individuals are integral to implementing the Company’s business plan.  If the Company loses the services of any of these executive officers, the Company’s business, financial condition, results of operations, cash flows and stock price may be materially and adversely affected. Furthermore, attracting suitable replacements may be difficult and may require significant management time and resources.

The Company also relies to a significant degree on the abilities and continued service of our deposit generating, lending, administrative, operational, accounting and financial reporting, marketing and technical personnel. Competition for qualified employees in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California independent banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. If the Company fails to attract and retain the necessary deposit generating, lending, administrative, operational, accounting and financial reporting, marketing and technical personnel, the Company’s business, financial condition, results of operations, cash flows and stock price may be materially and adversely affected.

If the Company’s underwriting practices are not effective, the Company may suffer losses in its loan portfolio and its results of operations may be affected.

The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Depending on the type of loan, these practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. If the Company’s underwriting criteria prove to be ineffective, the Company may incur losses in its loan portfolio, which would have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price, particularly during the current global economic downturn. Unexpected losses may arise for a wide variety of reasons, many of which are beyond the Company’s ability to predict, influence or control. Some of these reasons could include a prolonged economic downturn in the State of California or the United States, such as the current recession, a decline in the state or national real estate market, like the one we are currently experiencing, changes in the interest rate environment and natural disasters.

If the Company’s allowance for loan losses is inadequate to cover actual losses, the Company’s financial results would be affected.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price. The Company’s allowance for loan losses reflects the Company’s best estimate of the losses inherent in the existing loan portfolio at the relevant balance sheet date and is based on management’s evaluation of the collectability of the loan portfolio, which evaluation is based on historical loss experience, the loss experience of other financial institutions, and other significant factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company cannot assure that it will not increase the allowance for loan losses further.  This occurrence could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price.

See discussion of the Company’s nonperforming assets and allowance for loan losses in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Bank regulators may require the Company to increase its allowance for loan losses, which could have a negative effect on the Company’s financial condition and results of operations.

Bank regulators, as an integral part of their respective supervisory functions, periodically review the Company’s allowance for loan losses. They may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses required by bank regulators could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company’s lending limit may adversely affect the Company’s competitiveness.

The Company’s regulatory lending limit as of December 31, 2010 to any one customer or related group of customers was approximately $6.9 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes and it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company faces strong competition from financial services companies and other companies that offer banking services, and its failure to compete effectively with these companies could have a material adverse affect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company also faces competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in the Company’s market areas. If the Company is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, and its business, financial condition, results of operations, cash flows and stock price may be materially adversely affected.

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

The Company relies heavily on third-party service providers for much of its communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, and servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in the Company’s customer relationship management, general ledger, deposit, and servicing and/or loan origination systems. The Company cannot assure that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by it or the third parties on which the Company relies.  The occurrence of any failures or interruptions could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price. If any of the Company’s third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in the Company’s relationships with them, the Company may be required to locate alternative sources of such services, and the Company cannot assure that it could negotiate terms that are as favorable to the Company, or could obtain services with similar functionality as found in its existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company may experience certain risks in connection with its online banking services that could adversely affect its business.

The Company’s business depends in part upon the use of the internet and online services as a medium for banking and commerce by customers. The Company’s inability to modify or adapt its infrastructure in a timely manner or the expenses incurred in making such adaptations could hurt the Company’s business. Additionally, any compromise in the secured transmission of confidential information over public networks could have a material and adverse effect on the Company’s business.

Changes in economic conditions, and in particular the current prolonged economic slowdown in the State of California and the United States, could hurt the Company’s business materially.

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control.  The Company is particularly susceptible to conditions and changes affecting the State of California and Southern California in particular in view of the concentration of its operations and collateral securing, and likely to secure its loan portfolio in Southern California. The current deterioration in economic conditions, in California and Southern California in particular, is having or could have the following consequences, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price:

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

The Company Is Subject To Extensive Government Regulation and Supervision

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, the DIF and the banking system as a whole, not stockholders. These regulations affect the Company's lending practices, capital structure, investment practices and growth.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and stock price.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase the Corporation's Interest Expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions may commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company's interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and stock price.

Many of the Company’s loans are secured by real estate, and the ongoing downturn in the real estate market could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The current downturn in the real estate market has had and may continue to have an adverse effect on the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2010, approximately 51.1% of the Company’s total loans consisted of real estate loans. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and acts of nature. In addition, real estate values in California could be affected by, among other things, earthquakes and national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and as a result the Company is more likely to suffer losses on defaulted loans.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, results of operations, cash flows and stock price could be materially and adversely affected.  In addition, we may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties, which could also materially adversely affect our business, financial condition, results of operations, cash flows and stock price.

A natural disaster or recurring energy shortage, especially in California, could harm the Company’s business.

Historically, Southern California has been vulnerable to natural disasters. Therefore, the Company is susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and its operational, financial and management information systems. Uninsured or underinsured disasters may reduce a borrower’s ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing the Company’s loans, impairing its ability to recover on defaulted loans. Southern California has also experienced energy shortages which, if they recur, could impair the value of the real estate in those areas affected. The occurrence of natural disasters or energy shortages in Southern California could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company’s operations are concentrated in the Los Angeles metropolitan area.

The Company’s loan and deposit activities are largely based in the Los Angeles metropolitan area.  As a result, the Company’s financial performance will depend largely upon economic conditions in this area. Adverse local economic conditions could cause the Company to experience an increase in loan delinquencies and a reduction in deposits, and have caused an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company’s income, cash flows and asset values could be reduced by changes in interest rates.

The Company’s income and cash flows and the value of its assets depend to a great extent on the difference between the interest rates it earns on interest-earning assets, such as loans and investment securities, and the interest rates it pays on interest bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence not only the interest the Company receives on its loans and investment securities and the amount of interest it pays on deposits, it will also affect the Company’s ability to originate loans and obtain deposits and its costs in doing so. If the rate of interest the Company pays on its deposits and other borrowings increases more than the rate of interest it earns on its loans and other investments, the Company’s net interest income, and therefore its earnings, could be materially and adversely affected. The Company’s earnings could also be adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other borrowings.

The Company may be materially and adversely affected by the soundness of other financial institutions.

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships.  In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks.  These transactions expose the Company to credit risk in the event of a default by counterparty.  On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties.  As of December 31, 2010, the Company had not entered into any financial derivative contracts with any counterparties.  In addition, at December 31, 2010, the Company did not have any unsecured federal funds sold with any correspondent banks.  However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

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

The Company cannot assure that such capital will be available on acceptable terms or at all.  Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s businesses, financial condition, results of operations, cash flows and stock price.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building.  The Bank has a branch office and a Private Banking Center at this same location.

The Company’s main office consists of approximately 3,158 square feet of usable ground floor space for the branch office and administrative offices, and 8,108 square feet of usable space for the administrative offices on the 14th floor of the building with a lease term expiring in June 2014, as well as 2,746 square feet of usable ground floor space for the Bank’s Private Banking Center with a lease term expiring in November 2017. The total future minimum commitments for the leases at 1875 Century Park East at December 31, 2010 were $2.6 million.

Item 3.

Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 4.

Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ CM under the symbol “FCTY”.  All companies listed on the NASDAQ CM must meet certain financial requirements and adhere to NASDAQ CM’s corporate governance standards.  Any investment in the Company’s common stock should be considered a long-term investment in the event that no active trading market for its stock develops. In addition, the price obtained is unpredictable.

Trading prices are based on information received from the NASDAQ CM based on all transactions reported on the NASDAQ CM.  The following table below sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2010 and 2009.

Year ended December 31, 2010	High	Low
Fourth Quarter	$4.20	$3.65
Third Quarter	$3.75	$3.20
Second Quarter	$4.32	$3.35
First Quarter	$3.95	$3.35

Year ended December 31, 2009	High	Low
Fourth Quarter	$4.71	$3.25
Third Quarter	$4.50	$3.51
Second Quarter	$4.20	$3.75
First Quarter	$4.75	$3.25

As of December 31, 2010, there were 958 registered shareholders of record of the Company’s common stock, including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended December 31, 2010.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
October 1-31, 2010	4,087	$3.75	4,087	$1,859
November 1-30, 2010	33,375	3.81	33,375	1,732
December 1-31, 2010	34,200	4.04	34,200	1,594
Total	71,662	$ 3.92	71,662	$ 1,594

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States, or GAAP, and to general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ materially from those estimates.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a two-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  The allowance is based on estimates and actual losses may vary from the estimates.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further increases in the provision for loan losses and/or additional charge-off of loans.  See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for further details considered by management in estimating the necessary level of the allowance for loan losses.

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

Summary of the Results of Operations and Financial Condition

For the years ended December 31, 2010 and 2009, the Company recorded net losses of $2.0 million and $7.8 million, respectively, or $0.22 and $0.86 per diluted share.  The net loss incurred during 2010 was primarily attributable to a $2.8 million provision for loan losses recorded during the year.  Approximately $2.0 million of this provision was specifically recorded in connection with a single problem credit that emerged during the fourth quarter of 2010.  Net interest income declined by approximately $530,000, or 5.1%, to $9.9 million during the year ended December 31, 2010, compared to $10.4 million during the same period last year.  This decline was primarily related to decreases of $694,000 and $331,000 in interest income earned on loans and investments, respectively, partially offset by a decline in interest expense incurred of $386,000.

Total assets at December 31, 2010 were $308.4 million representing an increase of approximately $36.3 million, or 13.3%, from $272.1 million reported at December 31, 2009.  The increase in total assets was primarily attributable to a $23.1 million increase in cash and cash equivalents and a $15.4 million increase in investment securities, partially offset by a $2.3 million decrease in net loans.  Gross loans at December 31, 2010 were $179.3 million, which represents a decrease of $2.4 million, or 1.3%, from $181.7 million at December 31, 2009.  Total liabilities increased during the year by $38.2 million, or 16.9%, due to a $50.6 million increase in deposits, partially offset by a $14.5 million decline in other borrowings.  Total deposits increased approximately $50.6 million, or 24.4%, from $207.4 million at December 31, 2009 to $258.0 million at December 31, 2010.

Average interest earning assets increased $21.0 million, or 8.3%, from $252.4 million for 2009 to $273.4 million for 2010.  The weighted average interest rate on interest earning assets decreased to 3.97% for the year ended December 31, 2010 from 4.67% for the year ended December 31, 2009.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2010	2009
Return on average assets	(0.70)%	(3.00)%

Return on average stockholders’ equity	(4.18)%	(14.47)%

Average equity to average assets	16.63%	20.73%

Net interest margin	3.62%	4.13%

At December 31, 2010, stockholders' equity totaled $44.3 million, or 14.4% of total assets, as compared to $46.3 million, or 17.0% at December 31, 2009.  The decline in stockholders’ equity was primarily caused by the $2.0 million net loss incurred during 2010, as well as an increase of $550,000 of treasury stock acquired during 2010.  The Company’s book value per share of common stock was $4.77 as of December 31, 2010, a decrease of 5.0%, from $5.02 per share as of December 31, 2009.

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

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest bearing liabilities; and (2) the relationship between repricing or maturity of our variable rate and fixed rate loans, securities, deposits and borrowings.

The majority of the Company’s loans are indexed to the national prime rate.  The movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was unchanged at 3.25% as of December 31, 2010 and 2009.  There was also no change in the targeted federal funds rate during 2010 and 2009, which remained at 0.00-0.25%.

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

For the year ended December 31, 2010, average interest earning assets were $273.4 million, generating net interest income of $9.9 million.  For the year ended December 31, 2009, average interest earning assets were $252.4 million, generating net interest income of $10.4 million. The growth in average earning assets was primarily related to a $47.3 million increase in the average balance of interest earning deposits at other financial institutions, partially offset by a $22.7 million decline in average loans.  The net increase in average earning assets was primarily funded by an increase in average deposits during the year, partially offset by a decline in average other borrowings.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.34% for the year ended December 31, 2010 compared to 3.78% for the year ended December 31, 2009.

The Company’s net interest margin (net interest income divided by average interest-earning assets) was 3.62% for the year ended December 31, 2010 compared to 4.13% for the same period last year.  The 51 basis point decline in net interest margin was primarily due to a decrease in yield on earning assets of 70 basis points, partially offset by a 26 basis point decline in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets was primarily the result of an increase of $47.3 million in the average balance of lower yielding interest earning deposits at other financial institutions.  These deposits yielded approximately 25 basis points during the year ended December 31, 2010.  The increase in the average balance of interest earning deposits at other financial institutions was primarily due to excess liquidity generated by the growth in deposits, as well as cash flows from loan amortization and pay-downs.

The following table sets forth our average balance sheet, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
	2010			2009			2008
	Average	Interest		Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$—	$—	—%	$385	$1	0.25%	$3,715	$112	3.01%
Interest earning deposits at other financial institutions	54,896	140	0.25%	7,571	16	0.21%	122	4	3.08%
U.S. Gov’t treasuries	73	0	0.15%	1,689	2	0.11%	106	2	2.26%
U.S. Gov’t-Sponsored agencies	383	8	2.25%	115	2	2.14%	1,456	76	5.22%
Debt securities issued by the states of the United States	215	4	1.72%	—	—	—%	—	—	—%
Residential mortgage backed securities and CMOs	42,122	1,732	4.11%	43,822	2,071	4.73%	44,888	2,163	4.82%
Federal Reserve Bank stock	1,376	83	6.01%	1,640	99	6.01%	1,769	106	6.01%
Federal Home Loan Bank stock	2,182	7	0.35%	2,277	5	0.21%	1,277	57	4.46%
Loans (1) (2)	172,177	8,891	5.16%	194,868	9,585	4.92%	188,078	11,479	6.10%
Earning assets	273,424	10,865	3.97%	252,367	11,781	4.67%	241,411	13,999	5.80%
Other assets	8,643			7,978			5,983
Total assets	$282,067			$260,345			$247,394
Liabilities & Equity
Interest checking (NOW)	$26,409	62	0.23%	$12,400	34	0.28%	$8,655	41	0.48%
Money market deposits and savings	58,281	378	0.65%	48,967	329	0.68%	59,490	863	1.46%
CDs	61,185	320	0.52%	63,705	504	0.79%	60,529	1,525	2.52%
Borrowings	8,387	212	2.53%	27,126	491	1.81%	17,120	392	2.29%
Total interest bearing deposits and borrowings	154,262	972	0.63%	152,198	1,358	0.89%	145,794	2,821	1.94%
Demand deposits	78,858			52,725			41,315
Other liabilities	2,050			1,439			1,695
Total liabilities	235,170			206,362			188,804
Equity	46,897			53,983			58,590
Total liabilities & equity	$282,067			$260,345			$247,394

Net interest income / spread		$9,893	3.34%		$10,423	3.78%		$11,178	3.86%

Net interest margin			3.62%			4.13%			4.63%

(1)

Before allowance for loan losses and net deferred loan fees and costs.  Included in net interest income was net loan origination cost amortization of $95,000 and $84,000 for the years ended December 31, 2010 and 2009, respectively, and net loan fee accretion of $206,000 for the year ended December 31, 2008.

(2)

Includes average non-accrual loans of $8.4 million, $8.1 million and $703,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Years ended December 31,
	2010 Compared to 2009
	Increase (Decrease)
	Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$(1)	$—	$(1)
Interest earning deposits at other financial institutions	119	5	124
U.S. Gov’t treasuries	(2)	—	(2)
U.S. Gov’t-Sponsored agencies	6	—	6
Debt securities issued by the states of the United States	4	—	4
Residential mortgage backed securities and CMOs	(77)	(262)	(339)
Federal Reserve Bank stock	(16)	—	(16)
Federal Home Loan Bank stock	—	2	2
Loans	(1,150)	456	(694)
Total (decrease) increase in interest income	(1,117)	201	(916)
Interest expense:
Interest checking (NOW)	35	(7)	28
Money market deposits and savings	59	(10)	49
CDs	(18)	(166)	(184)
Borrowings	(425)	146	(279)
Total decrease in interest expense	(349)	(37)	(386)
Net (decrease) increase in net interest income	$(768)	$238	$(530)

	Years ended December 31,
	2009 Compared to 2008
	Increase (Decrease)
	Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$(55)	$(56)	$(111)
Interest earning deposits at other financial institutions	19	(7)	12
U.S. Gov’t treasuries	4	(4)	—
U.S. Gov’t-Sponsored agencies	(45)	(29)	(74)
Residential mortgage backed securities and CMOs	(51)	(41)	(92)
Federal Reserve Bank stock	(7)	—	(7)
Federal Home Loan Bank stock	26	(78)	(52)
Loans	402	(2,296)	(1,894)
Total increase (decrease) in interest income	293	(2,511)	(2,218)
Interest expense:
Interest checking (NOW)	14	(21)	(7)
Money market deposits and savings	(132)	(402)	(534)
CDs	76	(1,097)	(1,021)
Borrowings	193	(94)	99
Total increase (decrease) in interest expense	151	(1,614)	(1,463)
Net increase (decrease) in net interest income	$142	$(897)	$(755)

Provision for Loan Losses

The provision for loan losses was $2.8 million and $6.2 million for the years ended December 31, 2010 and 2009, respectively.  The decrease in the provision for loan losses was primarily due to a general improvement in the level of non-performing loans, as well as a decrease in the amount of charge-offs incurred during 2010 as compared to the same period last year.  Non-

performing loans decreased by $2.7 million during 2010, compared to a net increase of $4.1 million during 2009.  As of December 31, 2010 and 2009, non-performing loans were $7.1  million and $9.8 million, respectively.  We incurred net charge-offs of $3.0 million during the current year compared to $5.8 million during the same period last year.  The provision for loan losses was recorded based on an analysis of the factors discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

The decline in non-performing loans was primarily related to loan charge-offs recorded during the year and, to a lesser extent, loans migrating back to performing status or being foreclosed upon and transferred to other real estate owned.  These declines were partially offset by newly identified problem credits during the current year.  Loans transferred from performing to non-performing status during the year primarily consisted of $2.6 million in commercial loans, $705,000 in commercial real estate loans, and $345,000 in a consumer and other loan.  During 2010, we foreclosed upon two residential properties located in Southern California.  The collective fair value, less estimated costs of disposition, of these properties was approximately $845,000 at December 31, 2010.

During the years ended December 31, 2010 and 2009, we recorded gross loan charge-offs of $3.4 million and $6.0 million, respectively.  The current year charge-offs primarily consist of $2.3 million of commercial loans, $900,000 of commercial real estate loans, and $190,000 of consumer and other loans.  During the year ended December 31, 2010, we recorded a provision for loan losses and corresponding net charge-off of approximately $2.0 million and $1.0 million, respectively, in connection with one commercial loan located in Southern California that emerged as a problem during the fourth quarter of 2010.    As a percentage of our total loan portfolio, the amount of non-performing loans was 3.97% and 5.40% at December 31, 2010 and 2009, respectively.  As a percentage of our total loan portfolio and OREO, the amount of non-performing assets was 4.42% and 5.40% at December 31, 2010 and 2009, respectively.

Non-Interest Income

Non-interest income was $945,000 for the year ended December 31, 2010 compared to $1.0 million for the same period last year.  The decrease in non-interest income of $81,000 was primarily due to a decrease in loan arrangement fees from $734,000 in 2009 to $588,000 in 2010, partially offset by an increase in service charges and other operating income from $267,000 in 2009 to $313,000 in 2010 due to deposit growth and an increase in the gain on sale of AFS securities of $43,000.  During the year ended December 31, 2010, the Company disposed of two agency mortgage-backed securities with an amortized cost of $3.8 million at the time of sale and recognized a $44,000 gain in connection with this transaction.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees.  See Note 13 “Non-Interest Income” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding non-interest income for the years ended December 31, 2010 and 2009.

Non-Interest Expense

Non-interest expense was $10.0 million for 2010 compared to $9.6 million for 2009, representing an increase of $419,000, or 4.4%.  Compensation and benefits increased $123,000, or 2.4%, to $5.2 million in 2010 from $5.1 million in 2009.  The increase during the year was primarily due to incremental hiring of additional staff to handle the growth in deposits.  Technology expense increased $139,000 from $520,000 in 2009 to $660,000 in 2010, primarily related to increases in data processing, online banking and website expense.  See Note 14 “Other Operating Expenses” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding other operating expenses for the years ended December 31, 2010 and 2009.

Income Tax Provision

There was no income tax provision or benefit recorded during 2010 compared to an income tax provision of $3.5 million in 2009.  Any income tax benefit that would normally arise because of the Company’s losses incurred during the year ended December 31, 2010 is not recorded because it is offset by a corresponding increase in the valuation allowance on the Company’s net deferred tax assets.  During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to uncertainty regarding its realizability.  During the year ended December 31, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.  The valuation allowance is established by charges recorded through income taxes provisions in the Consolidated Statements of Operations.

See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deferred Tax Asset.

Financial Condition

Assets

Total assets increased 13.3%, or $36.3 million, to $308.4 million at December 31, 2010, from $272.1 million at December 31, 2009. The growth in total assets was primarily due to increases of $23.1 million and $15.4 million in cash and cash equivalents and investment securities, respectively, partially offset by a decrease of $2.4 million in gross loans.  The increase in total assets during the year was primarily funded through a $50.6 million increase in total deposits.

Cash and Cash Equivalents

Cash and cash equivalents totaled $69.0 million and $45.9 million at December 31, 2010 and 2009, respectively.  The elevated amount of cash and cash equivalents maintained at the current year end was primarily due to the increase in deposits generated during the year.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or investment securities.  See the section “Liquidity and Asset/Liability Management” below.

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

See Note 2 “Investment Securities” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2010 and 2009.

The following is a summary of the investments categorized as Available for Sale and Held to Maturity at December 31, 2008:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Investments–Available for Sale
Residential Mortgage-Backed Securities	$41,349	$1,417	$(1)	$42,765
Residential Collateralized Mortgage Obligations	3,789	94	(81)	3,802
Total	$45,138	$1,511	$(82)	$46,567

Investments–Held to Maturity
U.S. Gov’t and Federal Agency Securities	$150	$—	$—	$150
Residential Mortgage-Backed Securities	1,001	15	—	1,016
Residential Collateralized Mortgage Obligations	3,115	3	(263)	2,855
Total	$4,266	$18	$(263)	$4,021

The Company did not have any investment securities categorized as “Trading” at December 31, 2010, 2009 or 2008.

Loans

Loans, net of the allowance for loan losses and deferred cost/unearned fees decreased 1.3%, or $2.3 million, from $176.3 million at December 31, 2009 to $174.0 million at December 31, 2010.  As of December 31, 2010 and 2009, gross loans outstanding totaled $179.3 million and $181.7 million, respectively.  Loan originations were $67.6 million and $119.4 million during the years ended December 31, 2010 and 2009, respectively.  The decline in loan originations was primarily due to a lack of customer demand.  The following table sets forth the comparison of our loan portfolio by major categories as of the dates indicated:

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$67,411	37.6%	$84,721	46.6%	$104,990	52.5%	$90,801	52.7%	$92,849	72.4%
Commercial real estate	54,456	30.4%	59,403	32.7%	56,682	28.3%	47,210	27.4%	20,710	16.2%
Residential	21,707	12.1%	1,880	1.0%	1,983	1.0%	3,551	2.0%	4,728	3.7%
Land and construction	15,462	8.6%	16,777	9.3%	17,371	8.7%	13,446	7.8%	—	—%
Consumer and other (2)	20,235	11.3%	18,927	10.4%	18,957	9.5%	17,356	10.1%	9,848	7.7%
Loans, gross	179,271	100.0%	181,708	100.0%	199,983	100.0%	172,364	100.0%	128,135	100.0%
Plus (Less) — net deferred cost (unearned fee income)	22		99		(27)		(131)		(155)
Less — allowance for loan losses	(5,283)		(5,478)		(5,171)		(2,369)		(1,668)
Loans, net	$174,010		$176,329		$194,785		$169,864		$126,312

(1)

Unsecured commercial loan balances were $11.0 million, $17.5 million, $23.9 million, $22.0 million, and $33.1 million at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

(2)

Unsecured consumer and other loan balances were $1.9 million, $1.8 million, $4.1 million, $5.9 million, and $2.7 million at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

As of December 31, 2010, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

The table below reflects the maturity distribution for the loans (except for the consumer and other loans) in our loan portfolio at December 31, 2010:

	December 31, 2010
		Greater than one year
	One Year or	through	Greater than
(in thousands)	Less	five years	five years	Total
Commercial Loans
Floating rate	$28,765	$7,584	$274	$36,623
Fixed rate	7,519	20,099	3,170	30,788

Real Estate Loans
Floating rate	800	798	—	1,598
Fixed rate	28,368	37,435	24,224	90,027
	$65,452	$65,916	$27,668	$159,036

As of December 31, 2010, $12.7 million of our floating rate loans were at or below their floor rates.  The weighted average minimum interest rate on these loans was 4.78% at December 31, 2010.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at December 31, 2010, 2009 and 2008:

	December 31,
(dollars in thousands)	2010	2009	2008
Non-accrual loans:
Commercial	$1,693	$3,032	$—
Commercial real estate	5,080	5,923	3,435
Residential	—	845	607
Consumer and other	345	10	1,650
Total non-accrual loans	7,118	9,810	5,692

Other real estate owned (OREO)	845	—	162

Total non-performing assets	$7,963	$9,810	$5,854

Non-performing assets to total loans and OREO	4.42%	5.40%	2.92%
Non-performing assets to total assets	2.58%	3.60%	2.26%

There were no non-performing assets at December 31, 2007 and 2006.

Non-accrual loans totaled $7.1 million and $9.8 million at December 31, 2010 and 2009, respectively.  There were no accruing loans past due 90 days or more at December 31, 2010 and 2009.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $434,000 and $487,000 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, non-accrual loans consisted of four commercial loans totaling $1.7 million, three commercial real estate loans totaling $5.1 million and one consumer and other loan totaling $345,000.

As of December 31, 2010, OREO consisted of two single-family residential properties totaling $845,000.  These properties are located in Southern California and are recorded as and included in accrued interest and other assets on the Consolidated Balance Sheet.  As of December 31, 2009, the Company did not own any OREO.

At December 31, 2010 and 2009, the recorded investment in impaired loans was $7.1 million and $9.8 million, respectively.  At December 31, 2010, the Company had a $1.2 million specific allowance for loan losses on $2.4 million of impaired loans.  At December 31, 2009, the Company had a $347,000 specific allowance for loan losses on impaired loans of $867,000.  There were $4.7 million and $8.9 million of impaired loans with no specific allowance for loan losses at December 31, 2010 and 2009, respectively.  The average outstanding balance of impaired loans for the years ended December 31, 2010 and 2009 was $8.4 million and $8.1 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the years ended December 31, 2010 and 2009.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs.  Management believes that the ALL as of December 31, 2010 and 2009 was adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of activity for the ALL for the years ended December 31, 2010, 2009, 2008, 2007 and 2006:

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Beginning balance	$5,478	$5,171	$2,369	$1,668	$1,164
Provision for loan losses	2,775	6,154	4,342	701	504
Charge-offs:
Commercial	(2,321)	(1,528)	(972)	—	—
Commercial real estate	(900)	(2,674)	(189)
Residential	—	(125)	(368)	—	—
Land and construction	—	—	—	—	—
Consumer and other	(190)	(1,642)	(12)	—	—
Total Charge-offs	(3,411)	(5,969)	(1,541)	—	—
Recoveries:
Commercial	386	92	—	—	—
Commercial real estate	20	—	—	—	—
Residential	—	—	—	—	—
Land and construction	—	—	—	—	—
Consumer and other	35	30	1	—	—
Total Recoveries	441	122	1	—	—
Ending balance	$5,283	$5,478	$5,171	$2,369	$1,668

The ALL was $5.3 million or 2.95% of our total loan portfolio at December 31, 2010 as compared to $5.5 million or 3.01% of our total loan portfolio at December 31, 2009.  During the year ended December 31, 2010, we recorded a provision for loan losses of $2.8 million and incurred net charge-offs of $3.0 million.  The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2010.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Allocation of the Allowance for Loan Losses

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance or Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$4,994	94.5%	$5,237	96.6%	$4,961	96.4%	$2,263	95.6%	$1,539	97.6%
Consumer and other loans	289	5.5	241	3.4	209	3.6	106	4.4	129	2.4
Total	$5,283	100.0%	$5,478	100.0%	$5,171	100.0%	$2,369	100.0%	$1,668	100.0%

Deferred Tax Asset

Under GAAP, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.  During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  Management reached this conclusion as a result of the Company’s recent losses, its cumulative losses since inception, and the near term economic climate in which the Company operates.  During the year ended December 31, 2010, management reassessed the continuing need for this valuation allowance and determined that as of December 31, 2010, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At December 31, 2010 and 2009, the Company maintained a deferred tax liability of $586,000 and $571,000, respectively, in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

See Note 16 “Income Taxes” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the Company’s income tax provision (benefit) and deferred tax assets at December 31, 2010 and 2009.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2010, total deposits were $258.0 million compared to $207.4 million at December 31, 2009, representing an increase of 24.4%, or $50.6 million. The increase was primarily due to an increase in money market deposits and savings of $26.5 million, as well as increases in non-interest bearing and interest bearing demand deposits of $23.7 million and $13.8 million, respectively.  These increases were partially offset by a decrease in certificates of deposits of $13.3 million, which was primarily attributable to declines of $8.3 million and $5.0 million in certificates of deposits with customers and the State of California Treasurer’s Office, respectively. The general increase in our deposit accounts was primarily the result of our marketing and sales efforts to grow core deposits during the year.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $197.9 million and $133.9 million at December 31, 2010 and 2009, respectively, representing an increase of $64.0 million, or 47.8%.

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2010 and 2009:

	December 31,
	2010		2009
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$91,501	35.5%	$67,828	32.7%
Interest bearing demand deposits	33,632	13.0%	19,874	9.6%
Money market deposits and savings	72,757	28.2%	46,240	22.3%
Certificates of deposit	60,099	23.3%	73,432	35.4%
Total	$257,989	100.0%	$207,374	100.0%

At December 31, 2010, the Company had three certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.2% of total deposits.  At December 31, 2009, the Company had six deposit accounts with the State of California Treasurer’s Office for a total of $39.0 million that represented 18.8% of total deposits.  Each of these deposits outstanding at December 31, 2010 are scheduled to mature during the first quarter of 2011.  The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposits with the State of California Treasurer’s Office, see Part II, Item 8.  Financial Statements and Supplementary Data - Note 7 “Deposits.”

The aggregate amount of certificates of deposits of $100,000 or more at December 31, 2010, 2009 and 2008 was $57.6 million, $68.8 million and $51.8 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at December 31, 2010, including deposit accounts with the State of California Treasurer’s Office were as follows:

(in thousands)

Due within 3 months or less	$46,580
Due after 3 months and within 6 months	1,745
Due after 6 months and within 12 months	5,566
Due after 12 months	3,686
Total	$57,577

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

The liquidity ratio (the sum of cash and cash equivalents and Available for Sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships and operating requirements, divided by total assets) was 28.8% at December 31, 2010 and 16.7% at December 31, 2009.  The increase in the Company’s liquidity ratio was primarily due to an increase in cash and cash equivalents, as well as the amount of collateral pledged under the State of California deposit relationships that was in excess of the pledging requirements .  Cash and cash equivalents increased by $23.1 million during the year, from $45.9 million at December 31, 2009 to $69.0 million at December 31, 2010.  At December 31, 2010, the majority of our cash and cash equivalents were maintained at the Federal Reserve Bank of San Francisco and were earning approximately 25 basis points.  The amount of collateral pledged under the State of California deposit relationships that was in excess of the pledging requirements in connection with this program was $18.9 million at December 31, 2010 compared to $162,000 at December 31, 2009.  The increases in cash and cash equivalents and investment securities were primarily funded through the growth in our deposits.

At December 31, 2010 and 2009, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $45.8 million and $43.0 million, respectively. The Company had $2.0 million and $16.5 million of long-term borrowings under this borrowing/credit facility with the FHLB at December 31, 2010 and 2009, respectively.  The Company had no short-term overnight borrowings outstanding at both December 31, 2010 and 2009.

The following table summarizes the outstanding long-term borrowings under this borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2010 and 2009 (dollars in thousands):

Maturity Date	Interest Rate	December 31, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	—	1,500
July 12, 2010	3.38%	—	2,000
August 20, 2010	3.38%	—	2,000
September 8, 2010	3.25%	—	2,000
December 17, 2010	1.72%	—	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$2,000	$16,500

At December 31, 2010 and 2009, the Company had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to provide an additional source of funds for loan commitments and to satisfy potential demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at either December 31, 2010 and 2009.

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

As of December 31, 2010, the Company was not subject to any material commitments for capital expenditures.  For capital adequacy, see Part I, Item 1. Business — “Capital Standards.”

At December 31, 2010, the Company had total stockholders’ equity of $44.3 million, which included $107,000 in common stock, $64.1 million in additional paid-in capital, $14.9 million accumulated deficit, $838,000 in accumulated other comprehensive income, and $5.8 million in treasury stock.

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

	December 31,
(in thousands)	2010	2009
Commitments to extend credit	$60,616	$56,249
Commitments to extend credit to directors and officers (undisbursed amount)	$1,841	$3,190
Standby/commercial letters of credit	$2,054	$946
Guarantees on revolving credit card limits	$261	$223
Outstanding credit card balances	$49	$76

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of December 31, 2010 and 2009, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.33% and 0.36% of the undisbursed loan funds, respectively.

Management is not aware of any other material off-balance sheet arrangements or commitments outside of the ordinary course of the Company’s business.

For further information on commitments and contingencies, see Part II, Item 8.  Financial Statements and Supplementary Data - Note 5 “Related Party Transactions” and Note 9 “Commitments and Contingencies.”

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.

Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 44 and are incorporated herein by reference.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such Information is incorporated herein by reference.

Item 11.

Executive Compensation

Information required by this item will be contained in our Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010.

Such information is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010.  Such information is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010.  Such information is incorporated herein by reference.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2011.

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

Signature	Title	Date

/s/ William S. Anderson.	Director	March 15, 2011
William S. Anderson

/s/ Dave Brooks.	Director	March 15, 2011
Dave Brooks

/s/ Joseph J. Digange.	Director	March 15, 2011
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director (Principal Executive Officer)
Jason P. DiNapoli		March 15, 2011

/s/ Eric M. George.	Director	March 15, 2011
Eric George

/s/ Alan D. Levy.	Director	March 15, 2011
Alan D. Levy

/s/ Robert A. Moore.	Director	March 15, 2011
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 15, 2011
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2011
Alan I. Rothenberg

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Bradley S. Satenberg		March 15, 2011

/s/ Nadine I. Watt.	Director	March 15, 2011
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 15, 2011
Lewis N. Wolff

/s/ Stanley R. Zax.	Director	March 15, 2011
Stanley R. Zax

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,673	$8,758
Interest-earning deposits at other financial institutions	62,339	37,177
Total cash and cash equivalents	69,012	45,935
Investment securities — Available for Sale (“AFS”), at estimated fair value	58,474	43,062
Loans, net of allowance for loan losses of $5,283 and $5,478 at December 31, 2010 and 2009, respectively	174,010	176,329
Premises and equipment, net	988	1,108
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,327	3,791
Accrued interest and other assets	2,553	1,903
Total Assets	$308,364	$272,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$91,501	$67,828
Interest bearing deposits:
Interest bearing checking (“NOW”)	33,632	19,874
Money market deposits and savings	72,757	46,240
Certificates of deposit less than $100	2,522	4,584
Certificates of deposit of $100 or greater	57,577	68,848
Total deposits	257,989	207,374
Other borrowings	2,000	16,500
Accrued interest and other liabilities	4,037	1,934
Total Liabilities	264,026	225,808

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,672,676 and 10,446,580 issued at December 31, 2010 and 2009, respectively	107	104
Additional paid-in capital	64,069	63,562
Accumulated deficit	(14,866)	(12,903)
Accumulated other comprehensive income	838	817
Treasury stock at cost — 1,370,385 and 1,227,181 shares at December 31, 2010 and 2009, respectively	(5,810)	(5,260)
Total Stockholders’ Equity	44,338	46,320
Total Liabilities and Stockholders’ Equity	$308,364	$272,128

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
Interest and fee income on:
Loans	$8,891	$9,585
Investments	1,744	2,076
Other	230	120
Total interest and fee income	10,865	11,781

Interest expense on:
Deposits	760	867
Borrowings	212	491
Total interest expense	972	1,358
Net interest income	9,893	10,423

Provision for loan losses	2,775	6,154
Net interest income after provision for loan losses	7,118	4,269

Non-interest income	945	1,026

Non-interest expenses:
Compensation and benefits	5,194	5,071
Occupancy	924	962
Professional fees	767	717
Technology	660	520
Marketing	247	201
FDIC assessments	399	374
Other operating expenses	1,835	1,761
Total non-interest expenses	10,026	9,606
Loss before income taxes	(1,963)	(4,311)
Income tax provision	—	3,498
Net loss	$(1,963)	$(7,809)

Basic and diluted loss per share	$(0.22)	$(0.86)

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

Years ended December 31, 2010 and 2009

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2008	10,369,298	$103	$63,006	$(5,094)	$841	(359,400)	$(1,808)	$57,048
Restricted stock issued	155,606	1	—	—	—	—	—	1
Forfeiture of restricted stock	(78,324)	—	(139)	—	—	—	—	(139)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	695	—	—	—	—	695
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(63,381)	(260)	(260)
Common stock repurchased	—	—	—	—	—	(804,400)	(3,192)	(3,192)
Comprehensive loss:
Net loss	—	—	—	(7,809)	—	—	—	(7,809)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	(24)	—	—	(24)
Total comprehensive loss	—	—	—	(7,809)	(24)	—	—	(7,833)
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Restricted stock issued	228,096	3	—	—	—	—	—	3
Forfeiture of restricted stock	(2,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	507	—	—	—	—	507
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(36,062)	(144)	(144)
Common stock repurchased	—	—	—	—	—	(107,142)	(406)	(406)
Comprehensive loss:
Net loss	—	—	—	(1,963)	—	—	—	(1,963)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	21	—	—	21
Total comprehensive loss	—	—	—	(1,963)	21	—	—	(1,942)
Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,963)	$(7,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	357	367
Deferred income tax expense	—	3,498
Provision for loan losses	2,775	6,154
Amortization (accretion) of deferred loan fees, net of costs	107	(126)
Non-cash stock compensation, net of forfeitures	507	556
Other, net	(2)	(90)
Decrease (increase) in accrued interest and other assets	195	(631)
Increase (decrease) in accrued interest and other liabilities	2,088	(155)
Net cash provided by operating activities	4,064	1,764
Cash flows from investing activities:
Activity in AFS investment securities:
Purchases	(33,095)	(19,639)
Maturities, calls and principal reductions	13,837	18,089
Proceeds from sale of securities	3,887	9,344
Proceeds from sale of Other Real Estate Owned (“OREO”)	—	186
(Increase) decrease in loans, net	(1,408)	12,428
Purchase of premises and equipment	(237)	(236)
Redemption of FRB stock and FHLB stock	464	211
Net cash (used in) provided by investing activities	(16,552)	20,383
Cash flows from financing activities:
Net increase in deposits	50,615	53,087
Net repayments of overnight FHLB borrowings	—	(32,000)
Proceeds from long-term FHLB borrowings	—	2,000
Repayment of long-term FHLB borrowings	(14,500)	—
Purchase of treasury stock	(550)	(3,452)
Net cash provided by financing activities	35,565	19,635
Increase in cash and cash equivalents	23,077	41,782
Cash and cash equivalents, beginning of period	45,935	4,153
Cash and cash equivalents, end of period	$69,012	$45,935

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,006	$1,367

Supplemental disclosure of non-cash investing activity:
Transfer of HTM securities to AFS securities	$—	$3,707
Transfer of residential mortgage loans to OREO	$845	$—

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

Interest on loans is accrued as earned on a daily basis, except where reasonable doubt exists as to the collection of interest and principal, in which case the accrual of interest is discontinued and the loan is placed on non-accrual status.  Loans are placed on non-accrual at the time principal or interest is 90 days delinquent. Interest on non-accrual loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual status. In order for a loan to return to accrual status, all principal and interest amounts owed must be brought current and future payments must be reasonably assured, or the loan must be well secured and in the process of collection.

A loan is charged-off at any time the loan is determined to be uncollectible.  Collateral dependent loans, which generally include commercial real estate loans, residential loans, and construction and land loans, are typically charged down to their net realizable value when a loan is impaired or on non-accrual status.  All other loans are typically charged-off when, based upon current available facts and circumstances, it’s determined that either: (1) a loan is uncollectible, (2) repayment is determined to be protracted beyond a reasonable time frame, or (3) the loan is classified as a loss determined by either the Bank’s internal review process or by external examiners.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  As of December 31, 2010 and 2009, there were no TDRs within the Company’s loan portfolio.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  During this process, loans are segmented into the following categories: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a two-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each loan category discussed above, trends within each loan category, as well as general economic and real estate market conditions where the collateral and borrower are located.  For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors.  The allowance is based on estimates and actual losses may vary from the estimates.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2010 and December 31, 2009 was adequate to absorb known and inherent risks in the loan portfolio.

Other Real Estate Owned

Other real estate owned (“OREO”) represents real estate acquired through or in lieu of foreclosure.  OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition.  OREO are included in accrued interest and other assets within the Consolidated Balance Sheets and the net operating results, if any, from OREO are recognized as non-interest expense within the Consolidated Statements of Operations.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At December 31, 2010, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At December 31, 2010 and 2009, the Company maintained deferred tax liabilities of $586,000 and $571,000, respectively, in connection with net unrealized gains on investment securities, which is included in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize these deferred tax liabilities to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At December 31, 2010 and December 31, 2009, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

See Note 16 “Income Taxes” for further discussion regarding the Company’s tax positions at December 31, 2010 and 2009.

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

Earnings (Loss) per Share

The Company reports both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing net income or loss by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  However, dilutive loss per share is not presented when a net loss occurs because conversion of potentially dilutive common shares is antidilutive.  The weighted average shares utilized to calculate the basic and diluted loss per share for the years ended December 31, 2010 and 2009, were 8,897,520 and 9,130,941, respectively.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 9: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the three months ended March 31, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of ASU 10-06 that were adopted during the three months ended March 31, 2010, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of ASU 10-06 will have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The adoption of this portion of ASU 10-20 did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  Management does not believe that the adoption of this portion of the ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued ASU 2011-01, Receivables (“Topic 310”) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 11-01”).  ASU 11-01 temporarily defers the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed ASU related to troubled debt restructurings, which is currently expected to be effective for interim and annual periods ending after June 15, 2011.  Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)

Investment Securities

The following is a summary of the investments categorized as Available for Sale at December 31, 2010 and 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At December 30, 2010:
Investments — Available for Sale
U.S. Gov’t Treasuries	$150	$—	$—	$150
Debt issued by the states of the United States	2,012	3	—	2,015
Residential Mortgage-Backed Securities	53,105	1,588	(174)	54,519
Residential Collateralized Mortgage Obligations (“CMOs”)	1,783	7	—	1,790
Total	$57,050	$1,598	$(174)	$58,474
At December 31, 2009:
Investments — Available for Sale
U.S. Gov’t and Federal Agency Securities	$2,000	$—	$(8)	$1,992
Residential Mortgage-Backed Securities	39,402	1,494	(106)	40,790
Residential CMOs	272	8	—	280
Total	$41,674	$1,502	$(114)	$43,062

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2010 or 2009.

Additionally, at December 31, 2010 and 2009, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $56.3 million and $43.1 million, respectively.  Deposits from the State of California were $34.0 million and $39.0 million at December 31, 2010 and 2009, respectively.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at December 31, 2010 are as follows:

 (dollars in thousands)

Available for Sale	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$150	0.19%	$—	—%	$—	—%	$—	—%	$150	0.19%
Debit issued by the states of the United States	2,015	1.76	—	—	—	—	—	—	2,015	1.76
Residential Mortgage-Backed Securities	—	—	1,814	4.36	23,450	3.51	29,255	3.93	54,519	3.77
Residential CMOs	—	—	—	—	1,011	2.04	779	0.90	1,790	1.55
Total	$2,165	1.65%	$1,814	4.36%	$24,461	3.45%	$30,034	3.85%	$58,474	3.62%

A total of nine securities had unrealized losses at December 31, 2010.  Information pertaining to securities with gross unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(174)	$18,146	$—	$—

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

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at December 31, 2010 and 2009 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

The Company sold two Available for Sale securities totaling $3.8 million during the year ended December 31, 2010, resulting in a gross realized gain of $44,000.  The Company sold eight Available for Sale security totaling $9.3 million during the year ended December 31, 2009, resulting in a gross realized gain of $1,000.  These gains were reported in non-interest income within the accompanying Consolidated Statements of Operations.

(3)

Loans

Loans

As of December 31, 2010 and 2009, gross loans outstanding totaled $179.3 million and $181.7 million, respectively, within the following loan categories:

          December 31,

	2010		2009
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$67,411	37.6%	$84,721	46.6%
Commercial real estate	54,456	30.4%	59,403	32.7%
Residential	21,707	12.1%	1,880	1.0%
Land and construction	15,462	8.6%	16,777	9.3%
Consumer and other (2)	20,235	11.3%	18,927	10.4%
Loans, gross	179,271	100.0%	181,708	100.0%
Net deferred cost	22		99
Less — allowance for loan losses	(5,283)		(5,478)
Loans, net	$174,010		$176,329

(1)

Unsecured commercial loan balances were $11.0 million and $17.5 million at December 31, 2010 and 2009, respectively.

(2)

Unsecured consumer and other loan balances were $1.9 million and $1.8 million at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2010:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,121	$20	$—	$—	$40	$1,181
Ending balance: collectively evaluated for impairment	1,691	868	213	995	335	4,102
Total	$2,812	$888	$213	$995	$375	$5,283

Loans:
Ending balance: individually evaluated for impairment	$1,693	$5,080	$—	$—	$345	$7,118
Ending balance: collectively evaluated for impairment	65,718	49,376	21,707	15,462	19,890	172,153
Total	$67,411	$54,456	$21,707	$15,462	$20,235	$179,271

There were no loans acquired with deteriorated credit quality as of December 31, 2010.

The following is a summary of activities for the allowance for loan losses for the years ended December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Beginning balance	$5,478	$5,171
Provision for loan losses	2,775	6,154
Charge-offs:
Commercial	(2,321)	(1,528)
Commercial real estate	(900)	(2,674)
Residential	—	(125)
Land and construction	—	—
Consumer and other	(190)	(1,642)
Total charge-offs	(3,411)	(5,969)
Recoveries
Commercial	386	92
Commercial real estate	20	—
Residential	—	—
Land and construction	—	—
Consumer and other	35	30
Total recoveries	441	122
Ending balance	$5,283	$5,478

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in the Consolidated Statements of Operations.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.  As of December 31, 2010 and 2009, the allowance for unfunded lending commitments was $203,000 at the end of both years and is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $62.9 million and $57.4 million at December 31, 2010 and 2009, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of December 31, 2010. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  Total additions to non-performing loans in 2010 were $3.7 million.  Non-performing loans represented 4.0% of total loans at December 31, 2010.  As of December 31, 2010, there were no loans accruing interest that were past due greater than 90 days.

As of December 31, 2010
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total

Commercial	$437	$—	$—	$437	$66,974	$67,411
Commercial real estate	—	—	1,695	1,695	52,761	54,456
Residential	—	—	—	—	21,707	21,707
Land and construction	—	—	—	—	15,462	15,462
Consumer and other	50	—	345	395	19,840	20,235
Totals	$487	$—	$2,040	$2,527	$176,744	$179,271

The following table sets forth non-accrual loans and other real estate owned at December 31, 2010 and 2009:

	December 31,
(dollars in thousands)	2010	2009
Non-accrual loans:
Commercial	$1,693	$3,032
Commercial real estate	5,080	5,923
Residential	—	845
Consumer and other	345	10
Total non-accrual loans	7,118	9,810

Other real estate owned (“OREO”)	845	—
Total non-performing assets	$7,963	$9,810

Non-performing assets to gross loans and OREO	4.42%	5.40%
Non-performing assets to total assets	2.58%	3.60%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at December 31, 2010.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

The Company’s internally assigned grades are as follows:

Pass – Strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – Potential weaknesses that deserve management’s close attention.  Borrower and guarantor’s capacity to meet all financial obligations is marginally adequate or deteriorating.

Substandard – Inadequately protected by the paying capacity of the Borrower and/or collateral pledged. The borrower or guarantor is unwilling or unable to meet loan terms or loan covenants for the foreseeable future.

Doubtful – All the weakness inherent in one classified as Substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable.

Loss – Considered uncollectible or no longer a bankable asset. This classification does not mean that the asset has absolutely no recoverable value. In fact, a certain salvage value is inherent in these loans. Nevertheless, it is not practical or desirable to defer writing off a portion or whole of a perceived asset even though partial recovery may be collected in the future.

	As of December 31, 2010
(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
Grade:
Pass	$57,315	$49,376	$21,707	$7,861	$18,724
Special Mention	3,053	—	—	2,137	938
Substandard	5,922	5,080	—	5,464	573
Doubtful	1,121	—	—	—	—
Total	$67,411	$54,456	$21,707	$15,462	$20,235

There were no loans assigned to the Loss grade as of December 31, 2010.

Impaired Loans

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral.  In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.  Also presented in the table below are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the financing receivables of the period reported.

	As of and for the year ended December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial	$247	$262	$—	$1,380
Commercial real estate	4,425	8,276	—	5,300
Residential	—	—	—	707
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
With an allowance recorded:
Commercial	$1,446	$1,462	$1,121	$733
Commercial real estate	655	705	20	202
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	40	106
Totals:
Commercial	$1,693	$1,724	$1,121	$2,113
Commercial real estate	$5,080	$8,981	$20	$5,502
Residential	$—	$—	$—	$707
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$40	$106

At December 31, 2009, the recorded investment in impaired loans was $9.8 million.  At December 31, 2009, the Company had a $347,000 specific allowance for loan losses on impaired loans of $867,000.  There were $8.9 million of impaired loans with no specific allowance for loan losses at December 31, 2009.  The average recorded investment in impaired loans for the year ended December 31, 2009 was $8.1 million.

During the years ended December 31, 2010 and 2009, no interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.

(4)

Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), the net change in unrealized gains (losses) on investment securities available for sale and the reclassification of net (gains) losses included in earnings (losses), is presented below:

	For the Years Ended December 31,
(in thousands)	2010	2009
Net loss	$(1,963)	$(7,809)
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax (expense) benefit of $(33) and $16, respectively	47	(23)
Reclassification for net gains included in losses, net of tax expense of $18 and $0.4, respectively	(26)	(1)
Comprehensive loss	$(1,942)	$(7,833)

(5)

Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors, as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Such loans are made in the ordinary course of business at rates and terms no more favorable than to those offered to other customers with similar credit standings not affiliated with the Company. Gross loan commitments for officers and directors of the Company at December 31, 2010 and 2009 were $3.7 million and $7.0 million, respectively. The outstanding balances for these loans were $1.9 million and $3.8 million at December 31, 2010 and 2009, respectively.

The following is a summary of related party loan activities for the years ended December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Beginning balance	$3,829	$11,287
Credits granted	365	2,959
Repayments	(2,301)	(10,502)
Recoveries	—	85
Ending balance	$1,893	$3,829

Deposits by officers and directors of the Company at December 31, 2010 and 2009 totaled approximately $12.4 million and $4.9 million, respectively.

(6)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2010 and 2009 are comprised of the following:

December 31,

(in thousands)	2010	2009
Leasehold improvements	$906	$906
Furniture & equipment	1,530	1,368
Software	527	452
Total	2,963	2,726
Accumulated depreciation	(1,975)	(1,618)
Premises and equipment, net	$988	$1,108

Depreciation and amortization included in occupancy expense for the years ended December 31, 2010 and 2009 amounted to $357,000 and $367,000, respectively.

(7)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$91,501	35.5%	$67,828	32.7%
Interest bearing checking	33,632	13.0%	19,874	9.6%
Money market deposits and savings	72,757	28.2%	46,240	22.3%
Certificates of deposit	60,099	23.3%	73,432	35.4%
Total	$257,989	100.0%	$207,374	100.0%

At December 31, 2010, the Company had three certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.2% of total deposits. Each of these deposits are scheduled to mature in the first quarter of 2011. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.

At December 31, 2010, the Company had $12.8 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 5.0% of total deposits.  At December 31, 2009, the Company had $12.0 million of CDARS deposits, which represented 5.8% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at December 31, 2010 and 2009 was $57.6 million and $68.8 million, respectively.  At December 31, 2010, the maturity distribution of certificates of deposit of $100,000 or more, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $48.3 million maturing in six months or less, $5.6 million maturing in six months to one year and $3.7 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at December 31, 2010.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$48,060	$4,389	$48
1.00% to 1.99%	1,709	1,366	3,947
2.00% to 2.99%	—	480	—
3.00% to 3.99%	100	—	—
Total	$49,869	$6,235	$3,995

(8)

Other Borrowings

At December 31, 2010 and 2009, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $45.8 million and $43.0 million, respectively. The Company had $2.0 million and $16.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2010 and 2009, respectively.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2010 and 2009.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2010 and 2009 (dollars in thousands):

Maturity Date	Interest Rate	December 31, 2010	December 31, 2009
January 19, 2010	3.21%	$—	$5,000
May 10, 2010	2.97%	—	1,500
July 12, 2010	3.38%	—	2,000
August 20, 2010	3.38%	—	2,000
September 8, 2010	3.25%	—	2,000
December 17, 2010	1.72%	—	2,000
April 15, 2011	1.59%	2,000	2,000
	Total	$2,000	$16,500

At December 31, 2010 and 2009, the Company had $27.0 million in Federal fund lines of credit available with other correspondent banks.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2010 or 2009.

(9)

Commitment and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $60.6 million and $56.3 million in commitments to extend credit to customers and $2.1 million and $946,000 in standby/commercial letters of credit at December 31, 2010 and 2009, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $49,000 and $76,000 as of December 31, 2010 and 2009, respectively.

Lease Commitments

The Company leases office premises under two operating leases that expire in June 2014 and November 2017, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $459,000 and $446,000 for the years ended December 31, 2010 and 2009, respectively.  Sublease income earned during the years ended December 31, 2010 and 2009 were $97,000 and $119,000, respectively.

The projected minimum rental payments under the term of the leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$603
2012	632
2013	639
2014	374
2015	107
Thereafter	215
Total	$2,570

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2010 and 2009, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands):

Years ending December 31,
2011	$417
2012	278
2013	133
2014	47
2015	10
Total	$885

(10)

Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  During the year ended December 31, 2010, the Company repurchased 107,142 shares in the open market at a cost ranging from $3.35 to $4.02 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

In July 2008, the Company’s Board of Directors authorized the purchase of up to $5.0 million of the Company’s common stock over a 24-month period beginning in September 2008.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  During the year ended December 31, 2009, 804,400 shares were repurchased as treasury stock in the open market at a cost ranging from $3.69 to $4.14 per share.  As of December 31, 2009, the Company had completed the buyback under this program.

(11)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010:
Investments-Available for Sale
U.S. Gov’t treasuries	$150	$150	$—	$—
Debt Issued by the States of the United States	2,015	—	2,015	—
Residential Mortgage-Backed Securities	54,519	—	54,519	—
Residential CMOs	1,790	—	1,790	—
Total	$58,474	$150	$58,324	$—
At December 31, 2009:
Investments-Available for Sale
U.S. Gov’t and Federal Agency Securities	$1,992	$—	$1,992	$—
Residential Mortgage-Backed Securities	40,790	—	40,790	—
Residential CMOs	280	—	280	—
Total	$43,062	$—	$43,062	$—

AFS securities — Fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements during the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities and collateralized mortgage obligations was $56.3 million.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At December 31, 2010, the weighted average rate and weighed average life of these securities were 3.64% and 3.43 years, respectively.

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010:
Impaired loans
Commercial	$572	$—	$—	$572
Commercial real estate	5,060	—	—	5,060
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	305	—	—	305
Other real estate owned - residential	845	—	—	845
Total	$6,782	$—	$—	$6,782
At December 31, 2009:
Impaired loans
Commercial	$2,685	$—	$—	$2,685
Commercial real estate	5,923	—	—	5,923
Residential	845	—	—	845
Land and construction	—	—	—	—
Consumer and other	10	—	—	10
Total	$9,463	$—	$—	$9,463

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  During the years ended December 31, 2010 and 2009, the Company recorded net charge-offs of $3.0 million and $4.2 million, respectively, on impaired loans outstanding at December 31, 2010 and 2009.

Other real estate owned — OREO represents real estate acquired through or in lieu of foreclosure.  OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition.  The fair value of OREO is determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

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

Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent.

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

Other borrowings

The fair values of long term FHLB advances are estimated based on the rates currently offered by the FHLB for advances with similar interest rates and remaining maturities.

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

Summary

The estimated fair value and carrying amounts of the financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$69,012	$69,012	$45,935	$45,935
Investment securities	58,474	58,474	43,062	43,062
Federal Reserve Bank stock	1,301	1,301	1,511	1,511
Federal Home Loan Bank stock	2,026	2,026	2,280	2,280
Loans, net	174,010	170,595	176,329	176,072
Accrued interest receivable	658	658	573	573

Liabilities
Non-interest bearing deposits	$91,501	$91,501	$67,828	$70,541
Interest bearing deposits	166,488	166,489	139,546	140,868
Other borrowings	2,000	2,009	16,500	16,500
Accrued interest payable	91	91	125	125

(13)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2010 and 2009, respectively:

	Years ended December 31,
(in thousands)	2010	2009
Loan arrangement fees	$588	$734
Service charges and other operating income	313	267
Gain on sale of other real estate owned	—	24
Net gain on sale of available for sale securities	44	1
Total non-interest income	$945	$1,026

(14)

Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2010, and 2009, respectively:

Years ended December 31,

(in thousands)	2010	2009
Loan expenses	$392	$467
Board of Directors fees/non-cash stock expenses	237	222
OCC assessments	86	74
Branch/customer expense	343	170
Stationery and supplies	54	54
Insurance	90	101
Dues, memberships and subscriptions	83	70
Stockholders expense	70	73
Telephone	59	50
Delaware Franchise Tax	107	140
Other expenses	314	340
Total other operating expenses	$1,835	$1,761

(15)

Stock-Based Compensation

The Company has granted several restricted stock grant awards to directors and employees under the Equity Incentive Plan.  On May 15, 2010, the Company granted 190,000 restricted stock awards to employees with various vesting periods as follows:  50% or 95,000 awards that vest in three years, 25% or 47,500 awards that vest in four years, and 25% or 47,500 awards that vest in five years.  On November 18, 2010, the Company granted 38,096 restricted stock awards to directors with graded vesting over 3 years.

The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the Consolidated Statement of Operations related to the restricted stock awards, net of estimated forfeitures, was $507,000 in 2010 and $556,000 in 2009.

The following table reflects the activities related to restricted stock awards outstanding for the years ended December 31, 2010 and 2009, respectively.

	Years Ended December 31,
	2010		2009
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	359,710	$5.58	366,278	$6.90
Granted	228,096	4.00	155,606	3.84
Vested	(136,038)	6.85	(83,850)	7.94
Forfeited and surrendered	(2,000)	4.71	(78,324)	5.82
Ending balance	449,768	$4.40	359,710	$5.58

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the years ended December 31, 2010 or 2009.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 3.15 and 4.15 years at December 31, 2010 and 2009, respectively.  All options under the 2004 Founder Stock Option Plan were exercisable at December 31, 2010 and 2009.  The weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan is $5.00.

The following table represents the status of all option shares and the exercise price thereof for the Director and Employee Stock Option Plan for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010		2009
Director and Employee Stock Option Plan	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Beginning Balance	1,045,673	$6.05	1,105,673	$6.01
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	(60,000)	5.25
Ending Balance	1,045,673	$6.05	1,045,673	$6.05

The remaining contractual life of the Director and Employee Stock Options outstanding was 3.64 and 4.64 years at December 31, 2010 and 2009, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2010 and 2009.

The following tables detail the amount of shares authorized and available under all stock plans as of December 31, 2010:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	318,371	449,768	431,861

(16)

Income Taxes

The income tax provision consists of the following for the years ended December 31, 2010 and 2009:

(in thousands)	2010	2009
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	—	2,736
State	—	762

Income tax provision	$—	$3,498

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2010 and 2009 to the loss before income tax provision and the effective tax rate are as follows:

	2010		2009
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision (benefit) at statutory rate	$(667)	(34)%	$(1,466)	(34)%
Changes due to:
State franchise tax, net of federal income tax	(140)	(7)%	(308)	(7)%
Effect of meals and entertainment	32	2%	17	0%
State Enterprise Zone Tax Deduction	(54)	(3)%	(40)	(1)%
Valuation allowance	813	41%	5,267	122%
Other, net	16	1%	28	1%
Total income tax provision	$—	—%	$3,498	81%

The major components of the net deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Deferred tax assets:
Net operating losses	$3,767	$2,947
Allowance for loan losses	1,446	1,784
Equity compensation	562	620
Other	675	432
Valuation allowance	(6,080)	(5,267)
Total deferred tax assets	370	516

Deferred tax liabilities:
Prepaid expenses	313	457
Federal Home Loan Bank stock dividends	57	59
Net unrealized gains on investment securities	586	571
Total deferred tax liabilities	956	1,087
Net deferred tax liabilities	$(586)	$(571)

A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future taxable income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.  There was no income tax provision or benefit recorded during 2010 compared to an income tax provision of $3.5 million in 2009.  During the year ended December 31, 2009, management established a valuation allowance of $5.3 million against that portion of the Company’s net deferred tax assets that we believe it is more likely than not that the Company will be unable to realize the benefits associated with.  At December 31, 2010, management determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset and therefore maintained a full valuation allowance against the Company’s deferred tax assets at December 31, 2010.

As of December 31, 2010 and 2009, the Company maintained a $586,000 and $571,000, respectively, deferred tax liability in connection with unrealized gains on its investment securities available-for-sale. The Company did not utilize this deferred tax liability to reduce the tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $8.7 million and $11.2 million, respectively.  As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $6.9 million and $8.6 million, respectively.  For federal tax purposes, the Company’s NOL carryforwards expire beginning in 2024, and for California tax purposes, the Company’s NOL carryforwards expire beginning in 2014.

No uncertain tax positions were identified as of December 31, 2010 and 2009, and the Company had no tax reserve for uncertain tax positions at December 31, 2010 and December 31, 2009.  The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months.  Furthermore, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  At December 31, 2010 and 2009, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2006.

(17)

Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salaries on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participants. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of the employees for the years ended December 31, 2010 and 2009 was $135,000 and $125,000, respectively.

(18)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2010 and 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2010, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2010 and 2009 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

December 31, 2009:
Total Risk-Based Capital Ratio	$48,193	22.71%	$44,120	20.79%	$16,974	8.00%	$21,217	10.00%
Tier 1 Risk-Based Capital Ratio	$45,503	21.45%	$41,430	19.53%	$8,487	4.00%	$12,730	6.00%
Tier 1 Leverage Ratio	$45,503	16.89%	$41,430	15.33%	$10,784	4.00%	$13,514	5.00%

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

(19)

Parent Company Only Condensed Financial Information

The condensed financial statements of 1st Century Bancshares, Inc. as of and for the years ended December 31, 2010 and 2009 are presented below:

Condensed Balance Sheets

(in thousands)	December 31, 2010	December 31, 2009
Assets
Cash and due from banks	$3,346	$4,082
Investment in subsidiary bank	41,098	42,247
Total Assets	$44,444	$46,329

Liabilities and Stockholders’ Equity
Other liabilities	$106	$9

Common stock	107	104
Additional paid-in capital	64,069	63,562
Accumulated deficit	(14,866)	(12,903)
Accumulated other comprehensive income	838	817
Treasury stock at cost	(5,810)	(5,260)
Total Stockholders’ Equity	44,338	46,320
Total Liabilities and Stockholders’ Equity	$44,444	$46,329

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2010	2009
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Compensation and benefits	(67)	(61)
Other operating expenses	(217)	(268)
Loss before taxes	(284)	(329)
Income tax provision	—	(203)
Loss before equity in undistributed loss of subsidiary bank	(284)	(532)
Equity in undistributed loss of subsidiary bank	(1,679)	(7,277)
Net loss	$(1,963)	$(7,809)

Condensed Statements of Cash Flows

(in thousands)	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,963)	$(7,809)
Adjustments to reconcile net loss to net cash used in operations:
Equity in undistributed net loss of subsidiary bank	1,679	7,277
Decrease in deferred tax asset	—	203
Increase (decrease) in other liabilities	98	(37)
Net cash used in operating activities	(186)	(366)

Cash flows from investing activities:
Reduction in capital of subsidiary bank	—	4,000
Net cash provided by investing activities	—	4,000

Cash flows from financing activities:
Purchase of treasury stock	(550)	(3,452)
Net cash used in financing activities	(550)	(3,452)
Net change in cash and cash equivalents	(736)	182
Cash and cash equivalents, beginning of year	4,082	3,900
Cash and cash equivalents, end of year	$3,346	$4,082

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the years then ended.  1st Century Bancshares, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 15, 2011