Form 10-Q
period 2011-03-31
1st Century Bancshares, Inc.
filed 2011-05-11
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

9,298,394 shares of common stock of the registrant were outstanding as of May 6, 2011.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2011

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial service providers; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; management’s ability to manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$8,885	$6,673
Interest earning deposits at other financial institutions	55,731	62,339
Total cash and cash equivalents	64,616	69,012
Investment securities — Available for Sale (“AFS”), at estimated fair value	64,609	58,474
Loans, net of allowance for loan losses of $5,476 and $5,283 at March 31, 2011 and December 31, 2010, respectively	183,044	174,010
Premises and equipment, net	949	988
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,247	3,327
Accrued interest and other assets	2,578	2,553
Total Assets	$319,043	$308,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$96,942	$91,501
Interest bearing deposits:
Interest bearing checking (“NOW”)	33,949	33,632
Money market deposits and savings	85,843	72,757
Certificates of deposit less than $100	2,484	2,522
Certificates of deposit of $100 or greater	51,465	57,577
Total deposits	270,683	257,989
Other borrowings	2,000	2,000
Accrued interest and other liabilities	1,879	4,037
Total Liabilities	274,562	264,026

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,671,676 and 10,672,676 issued at March 31, 2011 and December 31, 2010, respectively	107	107
Additional paid-in capital	64,196	64,069
Accumulated deficit	(14,743)	(14,866)
Accumulated other comprehensive income	741	838
Treasury stock at cost — 1,372,897 and 1,370,385 shares at March 31, 2011 and December 31, 2010, respectively	(5,820)	(5,810)
Total Stockholders’ Equity	44,481	44,338
Total Liabilities and Stockholders’ Equity	$319,043	$308,364

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Interest and fee income on:
Loans	$2,316	$2,254
Investments	533	468
Other	55	40
Total interest and fee income	2,904	2,762

Interest expense on:
Deposits	185	199
Borrowings	8	85
Total interest expense	193	284
Net interest income	2,711	2,478

Provision for loan losses	200	—
Net interest income after provision for loan losses	2,511	2,478

Non-interest income	204	229

Non-interest expenses:
Compensation and benefits	1,416	1,416
Occupancy	239	224
Professional fees	183	177
Technology	151	146
Marketing	52	41
FDIC assessments	110	91
Other operating expenses	441	488
Total non-interest expenses	2,592	2,583
Income before income taxes	123	124
Income tax provision	—	—
Net income	$123	$124

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Forfeiture of restricted stock	(250)	—	(2)	—	—	—	—	(2)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	157	—	—	—	—	157
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(880)	(3)	(3)
Comprehensive income:
Net income	—	—	—	124	—	—	—	124
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	195	—	—	195
Total comprehensive income	—	—	—	124	195	—	—	319
Balance at March 31, 2010	10,446,330	$104	$63,717	$(12,779)	$1,012	(1,228,061)	$(5,263)	$46,791

Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Forfeiture of restricted stock	(1,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	127	—	—	—	—	127
Common stock repurchased	—	—	—	—	—	(2,512)	(10)	(10)
Comprehensive income:
Net income	—	—	—	123	—	—	—	123
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	(97)	—	—	(97)
Total comprehensive income	—	—	—	123	(97)	—	—	26
Balance at March 31, 2011	10,671,676	$107	$64,196	$(14,743)	$741	(1,372,897)	$(5,820)	$44,481

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$123	$124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	84	82
Provision for loan losses	200	—
Amortization of deferred loan costs, net of fees	23	31
Non-cash stock compensation, net of forfeitures	127	155
Other, net	51	(5)
Increase in accrued interest and other assets	(25)	(75)
Decrease in accrued interest and other liabilities	(2,090)	(365)
Net cash used in operating activities	(1,507)	(53)
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(12,137)	(3,960)
Maturities, calls and principal reductions	5,786	4,703
(Increase) decrease in loans, net	(9,257)	9,034
Purchase of premises and equipment	(45)	(37)
Redemption of FRB stock and FHLB stock	80	—
Net cash (used in) provided by investing activities	(15,573)	9,740
Cash flows from financing activities:
Net increase (decrease) in deposits	12,694	(3,746)
Repayment of long-term FHLB borrowings	—	(5,000)
Purchase of treasury stock	(10)	(3)
Net cash provided by (used in) financing activities	12,684	(8,749)
(Decrease) increase in cash and cash equivalents	(4,396)	938
Cash and cash equivalents, beginning of period	69,012	45,935
Cash and cash equivalents, end of period	$64,616	$46,873

Supplemental cash flow information:
Cash paid during the period for interest	$179	$342

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in stockholders’ equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations, changes in stockholders’ equity and comprehensive income and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2010, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”).  The unaudited consolidated financial statements include the accounts of Bancshares and the Bank.  All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2011.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of investment securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income provided that management does not have the intent to sell the securities and it is more likely than not that management will not have to sell the security before recovery of its cost basis.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2011 and December 31, 2010 was adequate to absorb known and inherent risks in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At March 31, 2011 and December 31, 2010, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At March 31, 2011 and December 31, 2010, the Company maintained a deferred tax liability of $518,000 and $586,000, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At March 31, 2011 and December 31, 2010, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Net income	$123	$124

Average number of common shares outstanding	8,854,671	8,863,018
Effect of dilution of restricted stock	188,365	115,600
Average number of common shares outstanding used to calculate diluted earnings per common share	9,043,036	8,978,618

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 10: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the three months ended March 31, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which was adopted during the three months ended March 31, 2011.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The adoption of this portion of ASU 10-20 did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of this portion of the ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued ASU 2011-01, Receivables (“Topic 310”) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 11-01”).  ASU 11-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings (“TDRs”) to coincide with the effective date of the ASU, discussed below, related to troubled debt restructurings.

In April 2011, the FASB issued ASU 2011-02, Receivables (“Topic 310”) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”).  ASU 11-02 amends the content in ASC 310 related to identifying

TDRs and effectively nullifies ASU 2011-01. This ASU removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.  Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)

Investments

The following is a summary of the investments categorized as Available for Sale at March 31, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At March 31, 2011:
Investments — Available for Sale
U.S. Gov’t Treasuries	$150	$—	$—	$150
Debt issued by the States of the United States	2,006	6	—	2,012
Residential Mortgage-Backed Securities	59,618	1,481	(236)	60,863
Residential Collateralized Mortgage Obligations (“CMOs”)	1,576	8	—	1,584
Total	$63,350	$1,495	$(236)	$64,609
At December 31, 2010:
Investments — Available for Sale
U.S. Gov’t Treasuries	$150	$—	$—	$150
Debt issued by the States of the United States	2,012	3	—	2,015
Residential Mortgage-Backed Securities	53,105	1,588	(174)	54,519
Residential CMOs	1,783	7	—	1,790
Total	$57,050	$1,598	$(174)	$58,474

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2011 or December 31, 2010.

Additionally, at March 31, 2011 and December 31, 2010, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $62.4 million and $56.3 million, respectively.  Deposits from the State of California were $34.0 million at both March 31, 2011 and December 31, 2010.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at March 31, 2011 are as follows:

(dollars in thousands)

Available for Sale	1Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$150	0.16%	$—	—%	$—	—%	$—	—%	$150	0.16%
Debit issued by the states of the United States	2,012	1.76	—	—	—	—	—	—	2,012	1.76
Residential Mortgage-Backed Securities	—	—	1,592	4.35	29,164	3.47	30,107	3.79	60,863	3.65
Residential CMOs	—	—	—	—	809	2.16	775	0.62	1,584	1.41
Total	$2,162	1.65%	$1,592	4.35%	$29,973	3.43%	$30,882	3.71%	$64,609	3.53%

A total of eleven securities and nine securities had unrealized losses at March 31, 2011 and December 31, 2010, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2011:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(236)	$19,351	$—	$—

At December 31, 2010:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(174)	$18,146	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at March 31, 2011 and December 31, 2010 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)

Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of March 31, 2011 and December 31, 2010, gross loans outstanding totaled $188.5 million and $179.3 million, respectively, within the following loan categories:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$65,342	34.6%	$67,411	37.6%
Commercial real estate	56,637	30.0%	54,456	30.4%
Residential	29,525	15.7%	21,707	12.1%
Land and construction	15,978	8.5%	15,462	8.6%
Consumer and other (2)	21,067	11.2%	20,235	11.3%
Loans, gross	188,549	100.0%	179,271	100.0%
Net (unearned fees) deferred costs	(29)		22
Less — allowance for loan losses	(5,476)		(5,283)
Loans, net	$183,044		$174,010

(1)

Unsecured commercial loan balances were $11.7 million and $11.0 million at March 31, 2011 and December 31, 2010, respectively.

(2)

Unsecured consumer and other loan balances were $1.4 million and $1.9 million at March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(90)	220	70	—	—	200
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	12	—	—	—	3	15
Ending balance	$2,712	$1,108	$283	$995	$378	$5,476

Ending balance: individually evaluated for impairment	$1,097	$220	$—	$—	$40	$1,357
Ending balance: collectively evaluated for impairment	1,615	888	283	995	338	4,119
Total	$2,712	$1,108	$283	$995	$378	$5,476

Loans:
Ending balance: individually evaluated for impairment	$1,631	$5,012	$—	$—	$345	$6,988
Ending balance: collectively evaluated for impairment	63,711	51,625	29,525	15,978	20,722	181,561
Total	$65,342	$56,637	$29,525	$15,978	$21,067	$188,549

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2010:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,121	$20	$—	$—	$40	$1,181
Ending balance: collectively evaluated for impairment	1,691	868	213	995	335	4,102
Total	$2,812	$888	$213	$995	$375	$5,283

Loans:
Ending balance: individually evaluated for impairment	$1,693	$5,080	$—	$—	$345	$7,118
Ending balance: collectively evaluated for impairment	65,718	49,376	21,707	15,462	19,890	172,153
Total	$67,411	$54,456	$21,707	$15,462	$20,235	$179,271

The following is a summary of activities for the allowance for loan losses for the three months ended March 31, 2010:

(dollars in thousands)
Beginning balance	$5,478
Provision for loan losses	—
Charge-offs:
Commercial	(20)
Total Charge-offs	(20)
Recoveries:
Commercial real estate	20
Residential	22
Consumer and other	2
Total Recoveries	44
Ending balance	$5,502

There were no loans acquired with deteriorated credit quality as of March 31, 2011 and December 31, 2010.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.  As of March 31, 2011 and December 31, 2010, the allowance for unfunded lending commitments was $203,000 and is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $67.6 million and $62.9 million at March 31, 2011 and December 31, 2010, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of March 31, 2011. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  Total additions to non-performing loans during the three months ended March 31, 2011 and 2010 were none and $125,000, respectively.  Non-performing loans represented 3.7% and 4.0% of total loans at March 31, 2011 and December 31, 2010, respectively.  There was one commercial loan past due 90 days or more totaling $841,000 that was accruing interest at March 31, 2011.  There were no accruing loans past due 90 days or more at December 31, 2010.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of March 31, 2011:
Commercial	$43	$—	$841	$884	$64,458	$65,342
Commercial real estate	—	—	1,695	1,695	54,942	56,637
Residential	—	—	—	—	29,525	29,525
Land and construction	—	—	—	—	15,978	15,978
Consumer and other	—	—	345	345	20,722	21,067
Totals	$43	$—	$2,881	$2,924	$185,625	$188,549

As of December 31, 2010:
Commercial	$437	$—	$—	$437	$66,974	$67,411
Commercial real estate	—	—	1,695	1,695	52,761	54,456
Residential	—	—	—	—	21,707	21,707
Land and construction	—	—	—	—	15,462	15,462
Consumer and other	50	—	345	395	19,840	20,235
Totals	$487	$—	$2,040	$2,527	$176,744	$179,271

The following table sets forth non-accrual loans and other real estate owned at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans:
Commercial	$1,631	$1,693
Commercial real estate	5,012	5,080
Residential	—	—
Consumer and other	345	345
Total non-accrual loans	6,988	7,118

Other real estate owned (“OREO”)	845	845

Total non-performing assets	$7,833	$7,963

Non-performing assets to gross loans and OREO	4.14%	4.42%
Non-performing assets to total assets	2.46%	2.58%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at March 31, 2011 and December 31, 2010.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of March 31, 2011:
Grade:
Pass	$57,496	$50,931	$29,525	$9,128	$20,135
Special Mention	2,486	—	—	2,137	312
Substandard	4,266	5,706	—	4,713	620
Doubtful	1,094	—	—	—	—
Total	$65,342	$56,637	$29,525	$15,978	$21,067

As of December 31, 2010:
Grade:
Pass	$57,315	$49,376	$21,707	$7,861	$18,724
Special Mention	3,053	—	—	2,137	938
Substandard	5,922	5,080	—	5,464	573
Doubtful	1,121	—	—	—	—
Total	$67,411	$54,456	$21,707	$15,462	$20,235

There were no loans assigned to the Loss grade as of March 31, 2011 and December 31, 2010.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the three months ended March 31, 2011:
With no related allowance recorded:
Commercial	$232	$250	$—	$237
Commercial real estate	3,317	4,614	—	4,020
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
With an allowance recorded:
Commercial	$1,399	$2,438	$1,097	$1,414
Commercial real estate	1,695	4,329	220	1,002
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	40	345
Totals:
Commercial	$1,631	$2,688	$1,097	$1,651
Commercial real estate	$5,012	$8,943	$220	$5,022
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$40	$345

As of and for the year ended December 31, 2010:
With no related allowance recorded:
Commercial	$247	$262	$—	$1,380
Commercial real estate	4,425	8,276	—	5,300
Residential	—	—	—	707
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
With an allowance recorded:
Commercial	$1,446	$2,462	$1,121	$733
Commercial real estate	655	705	20	202
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	40	106
Totals:
Commercial	$1,693	$2,724	$1,121	$2,113
Commercial real estate	$5,080	$8,981	$20	$5,502
Residential	$—	$—	$—	$707
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$40	$106

During the three months ended March 31, 2011 and 2010, no interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.

(4)

Comprehensive Income

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale is presented below:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income	$123	$124
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on investment securities available for sale, net of tax benefit (expense) of $68 and ($137) for the three months ended March 31, 2011 and 2010, respectively	(97)	195
Comprehensive income	$26	$319

The Company did not sell any available for sale securities during the three months ended March 31, 2011 and 2010.

(5)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at March 31, 2011 and December 31, 2010 are comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010
Leasehold improvements	$906	$906
Furniture & equipment	1,564	1,530
Software	538	527
Total	3,008	2,963
Accumulated depreciation	(2,059)	(1,975)
Premises and equipment, net	$949	$988

Depreciation and amortization included in occupancy expense for the three months ended March 31, 2011 and 2010 amounted to $84,000 and $82,000, respectively.

(6)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$96,942	35.8%	$91,501	35.5%
Interest bearing checking	33,949	12.5%	33,632	13.0%
Money market deposits and savings	85,843	31.7%	72,757	28.2%
Certificates of deposit	53,949	20.0%	60,099	23.3%
Total	$270,683	100.0%	$257,989	100.0%

At March 31, 2011, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 12.6% of total deposits.  Each of these deposits is scheduled to mature in the second quarter of 2011. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  At December 31, 2010, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.2% of total deposits.

At March 31, 2011, the Company had $7.5 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 2.8% of total deposits.  At December 31, 2010, the Company had $12.8 million of CDARS reciprocal deposits, which represented 5.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at March 31, 2011 and December 31, 2010 was $51.5 million and $57.6 million, respectively.  At March 31, 2011, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $45.4 million maturing in six months or less, $3.0 million maturing in six months to one year and $3.1 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2011.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$45,165	$2,890	$—
1.00% to 1.99%	1,366	763	3,185
2.00% to 2.99%	480	—	—
3.00% to 3.99%	100	—	—
Total	$47,111	$3,653	$3,185

(7)

Other Borrowings

At March 31, 2011, the Company had a $51.5 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2011.  At December 31, 2010, the Company had a $45.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2010.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2011 and December 31, 2010 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2011	December 31, 2010
April 15, 2011	1.59%	$ 2,000	$ 2,000

The Company repaid this $2.0 million borrowing upon its maturity on April 15, 2011.

At March 31, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2011 or December 31, 2010.

(8)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $64.9 million and $60.6 million in commitments to extend credit to customers and $2.5 million and $2.1 million in standby/commercial letters of credit at March 31, 2011 and December 31, 2010, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $44,000 and $49,000 as of March 31, 2011 and December 31, 2010, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in June 2014 and November 2017, respectively. Rental expense included in occupancy expense was $119,000 and $115,000 for the three months ended March 31, 2011 and 2010, respectively. Sublease income earned during the three months ended March 31, 2011 and 2010 were $26,000 and $20,000, respectively.

The projected minimum rental payments under the term of the leases at March 31, 2011 are as follows (in thousands):

Years ending December 31,
2011 (April – December)	$453
2012	632
2013	639
2014	374
2015	107
Thereafter	215
$2,420

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2011 and December 31, 2010, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2011 (April – December)	$289
2012	277
2013	133
2014	47
2015	10
$756

(9)

Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  During the three months ended March 31, 2011, the Company repurchased 2,512 shares in the open market at a cost ranging from $4.00 to $4.02 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(10)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2011:
Investments-Available for Sale
U.S. Gov’t treasuries	$150	$150	$—	$—
Debt issued by the States of the United States	2,012	—	2,012	—
Residential Mortgage-Backed Securities	60,863	—	60,863	—
Residential CMOs	1,584	—	1,584	—
Total	$64,609	$150	$64,459	$—
At December 31, 2010:
Investments-Available for Sale
U.S. Gov’t treasuries	$150	$150	$—	$—
Debt issued by the States of the United States	2,015	—	2,015	—
Residential Mortgage-Backed Securities	54,519	—	54,519	—
Residential CMOs	1,790	—	1,790	—
Total	$58,474	$150	$58,324	$—

AFS securities — Level 2 fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements during the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities and collateralized mortgage obligations was $62.4 million and $56.3 million, respectively.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At March 31, 2011 and December 31, 2010, the weighted average rate and weighed average life of these securities were 3.62% and 3.64%, respectively, and 3.69 years and 3.43 years, respectively.

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2011:
Impaired loans
Commercial	$534	$—	$—	$534
Commercial real estate	4,792	—	—	4,792
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	305	—	—	305
Other real estate owned - residential	845	—	—	845
Total	$6,476	$—	$—	$6,476
At December 31, 2010:
Impaired loans
Commercial	$572	$—	$—	$572
Commercial real estate	5,060	—	—	5,060
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	305	—	—	305
Other real estate owned - residential	845	—	—	845
Total	$6,782	$—	$—	$6,782

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  The Company recorded net charge-offs of $7,000 on impaired loans during the three months ended March 31, 2011 and a net recovery of $24,000 on impaired loans during the three months ended March 31, 2010.

Other real estate owned — OREO represents real estate acquired through or in lieu of foreclosure.  OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition.  The fair value of OREO is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

The estimated fair value and carrying amounts of the financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$64,616	$64,616	$69,012	$69,012
Investment securities	64,609	64,609	58,474	58,474
FRB stock	1,301	1,301	1,301	1,301
FHLB stock	1,946	1,946	2,026	2,026
Loans, net	183,044	180,983	174,010	170,595
Accrued interest receivable	798	798	658	658

Liabilities
Non-interest bearing deposits	$96,942	$96,942	$91,501	$91,501
Interest bearing deposits	173,741	173,741	166,488	166,489
Other borrowings	2,000	2,001	2,000	2,009
Accrued interest payable	105	105	91	91

(12)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
(in thousands)	2011	2010
Loan arrangement fees	$114	$152
Service charges and other operating income	90	77
Total non-interest income	$204	$229

(13)

Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  No restricted stock awards were granted during the three months ended March 31, 2011 or 2010.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations related to the restricted stock awards was $127,000 and $155,000 for the three months ended March 31, 2011 and 2010, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011		2010
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	449,768	$4.40	359,710	$5.58
Granted	—	—	—	—
Vested	(7,850)	4.07	(6,695)	5.38
Forfeited and surrendered	(1,000)	4.49	(250)	7.50
Ending balance	440,918	$4.40	352,765	$5.58

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the three months ended March 31, 2011 or 2010.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 2.91 and 3.91 years at March 31, 2011 and 2010, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at March 31, 2011 and 2010.  At March 31,

2011 and 2010, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the three months ended March 31, 2011 or 2010.

The remaining contractual life of the Director and Employee Stock Options outstanding was 3.39 and 4.39 years at March 31, 2011 and 2010, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2011 and 2010.  At March 31, 2011 and 2010, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2011:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	326,221	440,918	432,861

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of March 31, 2011 and December 31, 2010 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total Risk-Based Capital Ratio	$46,570	20.84%	$43,403	19.42%	$17,881	8.00%	$22,352	10.00%
Tier 1 Risk-Based Capital Ratio	$43,740	19.57%	$40,573	18.15%	$8,940	4.00%	$13,411	6.00%
Tier 1 Leverage Ratio	$43,740	13.95%	$40,573	12.94%	$12,539	4.00%	$15,680	5.00%

December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting polices related to the allowance for loan losses and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2011.

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

Summary of the Results of Operations and Financial Condition

For the three months ended March 31, 2011 and 2010, the Company recorded net income of $123,000, or $0.01 per diluted share, and $124,000, or $0.01 per diluted share, respectively.  During the three months ended March 31, 2011, net income was positively impacted by an increase in net interest income of $233,000, as compared to the same period last year, offset by a decline in non-interest income of $25,000, as well as an increase in provision for loan losses of $200,000, as compared to the same period last year.

Total assets at March 31, 2011 were $319.0 million, representing an increase of approximately $10.6 million, or 3.4%, from $308.4 million at December 31, 2010.  The increase in total assets was primarily attributable to increases in gross loans and investment securities, partially offset by a decrease in cash and cash equivalents.  Gross loans at March 31, 2011 were $188.5 million, representing an increase of $9.2 million, or 5.1%, from $179.3 million at December 31, 2010.  Investment securities at March 31, 2011 were $64.6 million, representing an increase of $6.1 million, or 10.4%, from $58.5 million at December 31, 2010.  Cash and cash equivalents decreased $4.4 million from $69.0 million at December 31, 2010 to $64.6 million at March 31, 2011.  The decrease in cash and cash equivalents was primarily attributable to utilizing excess liquidity to fund loan production and to purchase investment securities.

Total liabilities at March 31, 2011 increased by $10.6 million to $274.6 million as compared to $264.0 million at December 31, 2010.  This increase was primarily due to increases in non-interest bearing deposits and money market deposits and savings of $5.4 million and $13.1 million, respectively, due to continued core deposit gathering efforts, partially offset by a $6.2 million decrease in certificates of deposit.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $216.7 million and $197.9 million at March 31, 2011 and December 31, 2010, respectively, representing an increase of $18.8 million, or 9.5%.

Average interest earning assets increased $52.4 million from $253.9 million for the three months ended March 31, 2010 to $306.3 million for the three months ended March 31, 2011.  The weighted average interest rate on interest earning assets decreased to 3.84% for the three months ended March 31, 2011 from 4.41% for the same period last year.  The decline in yield earned during the current period as compared to the same period last year was primarily attributable to the increase in the average balance of interest earning deposits at other financial institutions, which had an average balance of $55.5 million, and was earning approximately 25 basis points, during the three months ended March 31, 2011.  During the same period last year, the average balance of interest earning deposits at other financial institutions was $28.5 million, and was earning approximately 23 basis points.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended March 31,
	2011	2010
Annualized return on average assets	0.16%	0.19%

Annualized return on average stockholders’ equity	1.13%	1.08%

Average stockholders’ equity to average assets	14.12%	17.75%

Net interest margin	3.59%	3.96%

At March 31, 2011, stockholders’ equity totaled $44.5 million, or 13.9% of total assets, as compared to $44.3 million, or 14.4% of total assets at December 31, 2010.  The Company’s book value per share of common stock was $4.78 as of March 31, 2011, compared to $4.77 per share as of December 31, 2010.

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at March 31, 2011 and 2010.  There was no change in the targeted federal funds rate from March 31, 2010 to March 31, 2011, which remained at 0.00-0.25%.

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

During the three months ended March 31, 2011, net interest income was $2.7 million compared to $2.5 million for the same period last year.  The increase was primarily related to an increase of $62,000 in interest earned in connection with our loan portfolio, an increase of $65,000 in interest earned on our investment securities and a $77,000 decline in interest expense incurred on borrowings. The fluctuation in our loan interest income was primarily related to an increase of $7.4 million in the average balance of loans, partially offset by a 6 basis point decline in our loan yield.  The increase in interest earned on our investment portfolio was primarily due to an increase in the average balance of residential mortgage-backed securities and CMOs, partially offset by a 93 basis points decline in the yield earned on these securities.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.37% for the three months ended March 31, 2011 compared to 3.61% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.59% for the three months ended March 31, 2011, compared to 3.96% for the same period last year.  The 37 basis point decline in net interest margin was primarily due to a decrease in the yield on earning assets of 57 basis points, partially offset by a decline of 33 basis points in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets was primarily the result of an increase of $27.0 million in the average balance of lower yielding interest earning deposits at other financial institutions.  These deposits yielded approximately 25 basis points during the three months ended March 31, 2011.  During the three months ended March 31, 2011 as compared to the same period last year, the decline in our cost of interest bearing deposits and borrowings was primarily attributable to the decrease in interest rates paid on these accounts, as well as a decline in the average balance of borrowings, partially offset by an increase in the average balance of interest bearing deposits.  The average cost of interest bearing deposits was 0.45% during the three months ended March 31, 2011 compared to 0.61% for the same period last year.  The average balance of borrowings decreased by $10.5 million during the three months ended March 31, 2011 as compared to the same period last year.  The average cost of borrowings was 1.59% during the three months ended March 31, 2011 compared to 2.76% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2011 and 2010, respectively.

Three Months Ended March 31,

	2011			2010
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$55,492	$35	0.25%	$28,466	$16	0.23%
U.S. Gov’t treasuries	141	—	0.18%	—	—	—%
U.S. Gov’t sponsored agencies	—	—	—%	1,554	8	2.22%
Debt securities issued by the States of the United States	2,014	9	1.72%	—	—	—%
Residential mortgage-backed securities and CMOs	59,950	524	3.50%	42,096	460	4.43%
Federal Reserve Bank stock	1,301	19	6.00%	1,511	23	6.00%
Federal Home Loan Bank stock	2,020	1	0.30%	2,279	1	0.27%
Loans (1) (2)	185,335	2,316	5.07%	177,985	2,254	5.13%
Earning assets	306,253	2,904	3.84%	253,891	2,762	4.41%
Other assets	8,458			8,916
Total assets	$314,711			$262,807
Liabilities & Equity
Interest checking (NOW)	$31,631	22	0.28%	$19,023	13	0.27%
Money market deposits and savings	76,701	103	0.55%	47,555	85	0.73%
CDs	57,368	60	0.42%	65,344	101	0.63%
Borrowings	2,001	8	1.59%	12,502	85	2.76%
Total interest bearing deposits and borrowings	167,701	193	0.47%	144,424	284	0.80%
Demand deposits	100,173			69,914
Other liabilities	2,410			1,812
Total liabilities	270,284			216,150
Equity	44,427			46,657
Total liabilities & equity	$314,711			$262,807

Net interest income / spread		$2,711	3.37%		$2,478	3.61%

Net interest margin			3.59%			3.96%

(1)

Average loans exclude the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $19,000 and $33,000 for the three months ended March 31, 2011 and 2010, respectively.

(2)

Includes average non-accrual loans of $7.0 million and $9.6 million for the three months ended March 31, 2011 and 2010, respectively.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column

	Three Months Ended March 31, 2011 Compared to 2010 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$17	$2	$19
U.S. Gov’t treasuries	—	—	—
U.S. Gov’t sponsored agencies	(4)	(4)	(8)
Debt securities issued by the States of the United States	9	—	9
Residential mortgage-backed securities and CMOs	168	(104)	64
Federal Reserve Bank stock	(3)	(1)	(4)
Federal Home Loan Bank stock	—	—	—
Loans	92	(30)	62
Total increase (decrease) in interest income	279	(137)	142
Interest expense:
Interest checking (NOW)	8	1	9
Money market deposits and savings	43	(25)	18
CDs	(11)	(30)	(41)
Borrowings	(51)	(26)	(77)
Total decrease in interest expense	(11)	(80)	(91)
Net increase (decrease) in net interest income	$290	$(57)	$233

Provision for Loan Losses

The provision for loan losses was $200,000 for the three months ended March 31, 2011, compared to no provision for the three months ended March 31, 2010.  During the three months ended March 31, 2011, we had net charge-offs of $7,000, compared to net recoveries of $24,000 during the same period last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 3.71% and 3.97% at March 31, 2011 and December 31, 2010, respectively.  As a percentage of our total loan portfolio and OREO, the amount of non-performing assets was 4.14% and 4.42% at March 31, 2011 and December 31, 2010, respectively.

Non-Interest Income

Non-interest income was $204,000 for the three months ended March 31, 2011 compared to $229,000 for the three months ended March 31, 2010.  The decrease in non-interest income was primarily due to a decrease in loan arrangement fees of $38,000, partially offset by an increase in service charges and other operating income of $13,000.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees. See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three months ended March 31, 2011 and 2010.

Non-Interest Expense

Non-interest expense was $2.6 million for both the three months ended March 31, 2011 and 2010.  Compensation and benefits was $1.4 million for both the three months ended March 31, 2011 and 2010.  Occupancy expense was $239,000 for the three months ended March 31, 2011, compared to $224,000 for the three months ended March 31, 2010, an increase of $15,000, or 6.7%.

Income Tax Provision

During the three months ended March 31, 2011 and 2010, we did not record an income tax provision related to our pre-tax earnings. Tax expense that would normally arise, because of the Company’s earnings during the three months ended March 31, 2011 and 2010, was not recorded because it was offset by a reduction in the valuation allowance on the Company’s deferred tax asset.

Financial Condition

Assets

Total assets at March 31, 2011 were $319.0 million, representing an increase of approximately $10.6 million, or 3.4%, from $308.4 million at December 31, 2010.  The increase in total assets was primarily attributable to increases in gross loans and investment securities, partially offset by a decrease in cash and cash equivalents.  Gross loans at March 31, 2011 were $188.5 million, representing an increase of $9.2 million, or 5.1%, from $179.3 million at December 31, 2010.  Investment securities at March 31, 2011 were $64.6 million, representing an increase of $6.1 million, or 10.4%, from $58.5 million at December 31, 2010.  Cash and cash equivalents decreased $4.4 million from $69.0 million at December 31, 2010 to $64.6 million at March 31, 2011.  The decrease in cash and cash equivalents was primarily attributable to utilizing excess liquidity to fund loan production and to purchase investment securities.

Cash and Cash Equivalents

Cash and cash equivalents totaled $64.6 million at March 31, 2011 and $69.0 million at December 31, 2010. We continued to maintain an elevated amount of cash and cash equivalents during the three months ended March 31, 2011.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At March 31, 2011, investment securities totaled $64.6 million compared to $58.5 million at December 31, 2010.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities and CMOs issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At March 31, 2011 and December 31, 2010, the weighted average rate and weighed average life of these securities were 3.62% and 3.64%, respectively, and 3.69 years and 3.43 years, respectively.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 5.2%, or $9.0 million, from $174.0 million at December 31, 2010 to $183.0 million at March 31, 2011.  The increase in the loan portfolio was primarily within our residential real estate portfolio, which increased by $7.8 million, or 36.0%.  As of March 31, 2011 and December 31, 2010, gross loans outstanding totaled $188.5 million and $179.3 million, respectively.  Loan originations were $29.9 million during the three months ended March 31, 2011 as compared to $9.9 million during the same period last year.

As of March 31, 2011, substantially all of the Company’s loan customers were located in Southern California.  Additionally, the Company did not have any subprime mortgages.

 Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans:
Commercial	$1,631	$1,693
Commercial real estate	5,012	5,080
Consumer and other	345	345
Total non-accrual loans	6,988	7,118

Other real estate owned (“OREO”)	845	845

Total non-performing assets	$7,833	$7,963

Non-performing assets to gross loans and OREO	4.14%	4.42%
Non-performing assets to total assets	2.46%	2.58%

Non-accrual loans totaled $7.0 million and $7.1 million at March 31, 2011 and December 31, 2010, respectively.  There was one commercial loan past due 90 days or more totaling $841,000 that was accruing interest at March 31, 2011.  There were no accruing loans past due 90 days or more at December 31, 2010.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $77,000 and $110,000 for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, non-accrual loans consisted of three commercial loans totaling $1.6 million, three commercial real estate loans totaling $5.0 million and one consumer and other loan totaling $345,000.  At March 31, 2011, OREO consisted of two single-family residential properties.

At March 31, 2011 and December 31, 2010, the recorded investment in impaired loans was $7.0 million and $7.1 million, respectively.  At March 31, 2011 and December 31, 2010, the Company had a $1.4 million and $1.2 million, respectively, specific allowance for loan losses on $3.4 million and $2.4 million, respectively, of impaired loans.  There were $3.6 million and $4.7 million of impaired loans with no specific allowance for loan losses at March 31, 2011 and December 31, 2010, respectively.  The average outstanding balance of impaired loans for the three months ended March 31, 2011 and 2010 was $7.0 million and $9.6 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the three months ended March 31, 2011 and 2010.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of March 31, 2011 and December 31, 2010 was adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of the activity for the ALL for the three months ended March 31, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(90)	220	70	—	—	200
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	12	—	—	—	3	15
Ending balance	$2,712	$1,108	$283	$995	$378	$5,476

The following is a summary of activities for the ALL for the three months ended March 31, 2010:

(dollars in thousands)
Beginning balance	$5,478
Provision for loan losses	—
Charge-offs:
Commercial	(20)
Total Charge-offs	(20)
Recoveries:
Commercial real estate	20
Residential	22
Consumer and other	2
Total Recoveries	44
Ending balance	$5,502

There were no loans acquired with deteriorated credit quality during the three months ended March 31, 2011 and 2010.

The ALL was $5.5 million, or 2.90% of our total loan portfolio, at March 31, 2011 compared to $5.3 million, or 2.95%, at December 31, 2010.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to uncertainty regarding its realizability.  At March 31, 2011 and December 31, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At March 31, 2011 and December 31, 2010, the Company maintained a deferred tax liability of $518,000 and $586,000, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At March 31, 2011, total deposits were $270.7 million compared to $258.0 million at December 31, 2010, representing an increase of 4.9%, or $12.7 million. This increase was primarily due to increases in non-interest bearing demand deposits and money market deposits and savings of $5.4 million and $13.1 million, respectively, partially offset by a decrease in certificates of deposit of $6.2 million.  The increase in our core deposits was the result of our efforts to specifically focus on growing our core deposit franchise.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $216.7 million and $197.9 million at March 31, 2011 and December 31, 2010, respectively, representing an increase of $18.8 million, or 9.5%.

The following table reflects a summary of deposit categories by dollar and percentage at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$96,942	35.8%	$91,501	35.5%
Interest bearing checking	33,949	12.5%	33,632	13.0%
Money market deposits and savings	85,843	31.7%	72,757	28.2%
Certificates of deposit	53,949	20.0%	60,099	23.3%
Total	$270,683	100.0%	$257,989	100.0%

At March 31, 2011, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million that represented 12.6% of total deposits. At December 31, 2010, the Company had three deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.2% of total deposits. Each of these deposits outstanding at March 31, 2011 is scheduled to mature in the second quarter of 2011. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 6 “Deposits.”

At March 31, 2011, the Company had $7.5 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 2.8% of total deposits.  At December 31, 2010, the Company had $12.8 million of CDARS deposits, which represented 5.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at March 31, 2011 and December 31, 2010 was $51.5 million and $57.6 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at March 31, 2011, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$41,571
Due after 3 months and within 6 months	3,868
Due after 6 months and within 12 months	2,907
Due after 12 months	3,119
Total	$51,465

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships and operating requirements, divided by total assets) was 27.7% at March 31, 2011 and 28.8% at December 31, 2010.

At March 31, 2011, the Company had a $51.5 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2011.  At December 31, 2010, the Company had a $45.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2010.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2011 and December 31, 2010 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2011	December 31, 2010
April 15, 2011	1.59%	$ 2,000	$ 2,000

The Company repaid this $2.0 million borrowing upon its maturity on April 15, 2011.

At March 31, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2011 or December 31, 2010.

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

Capital Expenditures

As of March 31, 2011, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At March 31, 2011 , the Company had total stockholders’ equity of $44.5 million, which included $107,000 in common stock, $64.2 million in additional paid-in capital, $14.7 million accumulated deficit, $741,000 in accumulated other comprehensive income, and $5.8 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of March 31, 2011 and December 31, 2010 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total Risk-Based Capital Ratio	$46,570	20.84%	$43,403	19.42%	$17,881	8.00%	$22,352	10.00%
Tier 1 Risk-Based Capital Ratio	$43,740	19.57%	$40,573	18.15%	$8,940	4.00%	$13,411	6.00%
Tier 1 Leverage Ratio	$43,740	13.95%	$40,573	12.94%	$12,539	4.00%	$15,680	5.00%

December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

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

(in thousands)	March 31, 2011	December 31, 2010
Commitments to extend credit	$64,916	$60,616
Commitments to extend credit to directors and officers (undisbursed amount)	$1,792	$1,841
Standby/commercial letters of credit	$2,466	$2,054
Guarantees on revolving credit card limits	$261	$261
Outstanding credit card balances	$44	$49

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of March 31, 2011 and

December 31, 2010, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.31% and 0.33% of the undisbursed loan funds, respectively.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For further information on commitments and contingencies, see Part I, Item 1.  Financial Statements - Note 8 “Commitments and Contingencies.”

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

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 1A.

Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended March 31, 2011.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
January 1-31, 2011	1,512	$4.04	1,512	$1,587
February 1-28, 2011	—	—	—	1,587
March 1-31, 2011	1,000	4.06	1,000	1,583
Total	2,512	$ 4.05	2,512	$ 1,583

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

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Removed and Reserved.

Item 5.

Other Information

(a)

Additional Disclosures.  None.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the board of directors during the three months ended March 31, 2011.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 11th day of May, 2011.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer