Form 10-Q
period 2011-06-30
1st Century Bancshares, Inc.
filed 2011-08-10
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

9,319,931 shares of common stock of the registrant were outstanding as of August 5, 2011.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

June 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$7,314	$6,673
Interest earning deposits at other financial institutions	89,407	62,339
Total cash and cash equivalents	96,721	69,012
Investment securities — Available for Sale (“AFS”), at estimated fair value	76,294	58,474
Loans, net of allowance for loan losses of $5,084 and $5,283 at June 30, 2011 and December 31, 2010, respectively	181,606	174,010
Premises and equipment, net	990	988
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,095	3,327
Accrued interest and other assets	2,379	2,553
Total Assets	$361,085	$308,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$106,827	$91,501
Interest bearing deposits:
Interest bearing checking (“NOW”)	29,132	33,632
Money market deposits and savings	119,450	72,757
Certificates of deposit less than $100	2,332	2,522
Certificates of deposit of $100 or greater	45,713	57,577
Total deposits	303,454	257,989
Other borrowings	10,000	2,000
Accrued interest and other liabilities	2,488	4,037
Total Liabilities	315,942	264,026

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,769,176 and 10,672,676 issued at June 30, 2011 and December 31, 2010, respectively	108	107
Additional paid-in capital	64,307	64,069
Accumulated deficit	(14,626)	(14,866)
Accumulated other comprehensive income	1,302	838
Treasury stock at cost — 1,405,584 and 1,370,385 shares at June 30, 2011 and December 31, 2010, respectively	(5,948)	(5,810)
Total Stockholders’ Equity	45,143	44,338
Total Liabilities and Stockholders’ Equity	$361,085	$308,364

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and fee income on:
Loans	$2,322	$2,162	$4,638	$4,416
Investments	564	454	1,097	922
Other	70	44	126	84
Total interest and fee income	2,956	2,660	5,861	5,422

Interest expense on:
Deposits	221	172	407	371
Borrowings	16	71	24	156
Total interest expense	237	243	431	527
Net interest income	2,719	2,417	5,430	4,895

Provision for loan losses	75	100	275	100
Net interest income after provision for loan losses	2,644	2,317	5,155	4,795

Non-interest income	192	210	396	439

Non-interest expenses:
Compensation and benefits	1,454	1,259	2,870	2,675
Occupancy	263	232	502	456
Professional fees	213	178	396	355
Technology	159	164	310	310
Marketing	55	48	107	89
FDIC assessments	115	85	225	176
Other operating expenses	461	442	901	930
Total non-interest expenses	2,720	2,408	5,311	4,991
Income before income taxes	116	119	240	243
Income tax provision	—	—	—	—
Net income	$116	$119	$240	$243

Basic earnings per share	$0.01	$0.01	$0.03	$0.03
Diluted earnings per share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Restricted stock issued	190,000	2	—	—	—	—	—	2
Forfeiture of restricted stock	(500)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	280	—	—	—	—	280
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(35,512)	(142)	(142)
Comprehensive income:
Net income	—	—	—	243	—	—	—	243
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	438	—	—	438
Total comprehensive income	—	—	—	243	438	—	—	681
Balance at June 30, 2010	10,636,080	$106	$63,842	$(12,660)	$1,255	(1,262,693)	$(5,402)	$47,141

Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Restricted stock issued	104,500	1	—	—	—	—	—	1
Forfeiture of restricted stock	(8,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	238	—	—	—	—	238
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,681)	(62)	(62)
Common stock repurchased	—	—	—	—	—	(19,518)	(76)	(76)
Comprehensive income:
Net income	—	—	—	240	—	—	—	240
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	464	—	—	464
Total comprehensive income	—	—	—	240	464	—	—	704
Balance at June 30, 2011	10,769,176	$108	$64,307	$(14,626)	$1,302	(1,405,584)	$(5,948)	$45,143

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$240	$243
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	172	172
Provision for loan losses	275	100
Amortization of deferred loan costs, net of fees	39	67
Non-cash stock compensation, net of forfeitures	238	280
Other, net	105	(46)
Decrease in accrued interest and other assets	174	221
Decrease in accrued interest and other liabilities	(1,874)	(172)
Net cash (used in) provided by operating activities	(631)	865
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(26,173)	(6,142)
Maturities, calls and principal reductions	8,898	7,252
Proceeds from the sale of securities	140	3,887
(Increase) decrease in loans, net	(7,910)	14,968
Purchase of premises and equipment	(174)	(113)
Redemption of FRB stock and FHLB stock	232	307
Net cash (used in) provided by investing activities	(24,987)	20,159
Cash flows from financing activities:
Net increase in deposits	45,465	13,490
Proceeds from long-term FHLB borrowings	10,000	—
Repayment of long-term FHLB borrowings	(2,000)	(6,500)
Purchase of treasury stock	(138)	(142)
Net cash provided by financing activities	53,327	6,848
Increase in cash and cash equivalents	27,709	27,872
Cash and cash equivalents, beginning of period	69,012	45,935
Cash and cash equivalents, end of period	$96,721	$73,807

Supplemental cash flow information:
Cash paid during the period for interest	$382	$569

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2011.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2011 and December 31, 2010 was adequate to absorb known and inherent risks in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At June 30, 2011 and December 31, 2010, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At June 30, 2011 and December 31, 2010, the Company maintained a deferred tax liability of $911,000 and $586,000, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At June 30, 2011 and December 31, 2010, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$116	$119	$240	$243
Average number of common shares outstanding	8,877,879	8,913,766	8,866,341	8,888,518
Effect of dilution of restricted stock	175,163	119,537	179,049	123,593
Average number of common shares outstanding used to calculate diluted earnings per common share	9,053,042	9,033,303	9,045,390	9,012,111

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

In April 2011, the FASB issued ASU 2011-02, Receivables (“Topic 310”) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”).  ASU 11-02 amends the content in ASC 310 related to identifying TDRs and effectively nullifies ASU 2011-01.  This ASU removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 11-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.  Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (“Topic 820”) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 11-04”).  This ASU amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 11-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 11-04 is effective for annual periods beginning after December 15, 2011.  Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income (“ASU 11-05”).  This ASU amends Topic 220, "Comprehensive Income," to require that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 11-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. ASU 11-05 is effective for annual periods beginning after December 15, 2011.  Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)

Investments

The following is a summary of the investments categorized as Available for Sale at June 30, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At June 30, 2011:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,244	$—	$—	$2,244
Corporate Notes	3,616	11	—	3,627
Residential Mortgage-Backed Securities	66,926	2,202	—	69,128
Residential Collateralized Mortgage Obligations (“CMOs”)	1,295	3	(3)	1,295
Total	$74,081	$2,216	$(3)	$76,294
At December 31, 2010:
Investments — Available for Sale
U.S. Gov’t Treasuries	$150	$—	$—	$150
Debt issued by the States of the United States	2,012	3	—	2,015
Residential Mortgage-Backed Securities	53,105	1,588	(174)	54,519
Residential CMOs	1,783	7	—	1,790
Total	$57,050	$1,598	$(174)	$58,474

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at June 30, 2011 or December 31, 2010.

Additionally, at June 30, 2011 and December 31, 2010, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $65.8 million and $56.3 million, respectively.  Deposits from the State of California were $34.0 million at both June 30, 2011 and December 31, 2010.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at June 30, 2011 are as follows:

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$150	0.16%	$2,094	2.90%	$—	—%	$—	—%	$2,244	2.72%
Corporate Notes	—	—	3,627	1.10	—	—	—	—	3,627	1.10
Residential Mortgage-Backed Securities	—	—	1,406	4.36	42,271	3.41	25,451	3.46	69,128	3.45
Residential CMOs	—	—	—	—	539	1.56	756	0.29	1,295	0.82
Total	$150	0.16%	$7,127	2.27%	$42,810	3.39%	$26,207	3.37%	$76,294	3.27%

A total of one security and nine securities had unrealized losses at June 30, 2011 and December 31, 2010, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2011:
Investments-Available for Sale
Residential CMOs	$(3)	$756	$—	$—

At December 31, 2010:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(174)	$18,146	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at June 30, 2011 and December 31, 2010 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)

Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of June 30, 2011 and December 31, 2010, gross loans outstanding totaled $186.7 million and $179.3 million, respectively, within the following loan categories:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$64,352	34.5%	$67,411	37.6%
Commercial real estate	55,978	30.0%	54,456	30.4%
Residential	31,115	16.6%	21,707	12.1%
Land and construction	16,396	8.8%	15,462	8.6%
Consumer and other (2)	18,812	10.1%	20,235	11.3%
Loans, gross	186,653	100.0%	179,271	100.0%
Net deferred costs	37		22
Less — allowance for loan losses	(5,084)		(5,283)
Loans, net	$181,606		$174,010

(1)

Unsecured commercial loan balances were $11.7 million and $11.0 million at June 30, 2011 and December 31, 2010, respectively.

(2)

Unsecured consumer and other loan balances were $1.3 million and $1.9 million at June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and six months ended June 30, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$2,712	$1,108	$283	$995	$378	$5,476
Provision for loan losses	153	74	13	(109)	(56)	75
Charge-offs	(200)	(280)	—	—	—	(480)
Recoveries	6	—	—	—	7	13
Ending balance	$2,671	$902	$296	$886	$329	$5,084

Six Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	63	294	83	(109)	(56)	275
arge-offs	(222)	(280)	—	—	—	(502)
Recoveries	18	—	—	—	10	28
Ending balance	$2,671	$902	$296	$886	$329	$5,084

As of June 30, 2011:
Ending balance: individually evaluated for impairment	$1,092	$—	$—	$—	$40	$1,132
Ending balance: collectively evaluated for impairment	1,579	902	296	886	289	3,952
Total	$2,671	$902	$296	$886	$329	$5,084

Loans:
Ending balance: individually evaluated for impairment	$2,283	$4,076	$—	$—	$345	$6,704
Ending balance: collectively evaluated for impairment	62,069	51,902	31,115	16,396	18,467	179,949
Total	$64,352	$55,978	$31,115	$16,396	$18,812	$186,653

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2010:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,121	$20	$—	$—	$40	$1,181
Ending balance: collectively evaluated for impairment	1,691	868	213	995	335	4,102
Total	$2,812	$888	$213	$995	$375	$5,283

Loans:
Ending balance: individually evaluated for impairment	$1,693	$5,080	$—	$—	$345	$7,118
Ending balance: collectively evaluated for impairment	65,718	49,376	21,707	15,462	19,890	172,153
Total	$67,411	$54,456	$21,707	$15,462	$20,235	$179,271

The following is a summary of activities for the allowance for loan losses for the three and six months ended June 30, 2010:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$5,502	$5,478
Provision for loan losses	100	100
Charge-offs:
Commercial	(210)	(230)
Commercial real estate	(400)	(400)
Consumer and other	(52)	(52)
Total charge-offs	(662)	(682)
Recoveries:
Commercial	5	5
Commercial real estate	—	20
Residential	—	22
Consumer and other	2	4
Total recoveries	7	51
Ending balance	$4,947	$4,947

There were no loans acquired with deteriorated credit quality as of June 30, 2011 and December 31, 2010.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above table.  As of June 30, 2011 and December 31, 2010, the allowance for unfunded lending commitments was $203,000 and is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $69.8 million and $62.7 million at June 30, 2011 and December 31, 2010, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of June 30, 2011. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  Total additions to non-performing loans during the six months ended June 30, 2011 and 2010 were $891,000 and $830,000, respectively.  Non-performing loans represented 3.6% and 4.0% of total loans at June 30, 2011 and December 31, 2010, respectively.  There was one consumer loan past due 90 days or more totaling $300,000 that was accruing interest at June 30, 2011.  There were no accruing loans past due 90 days or more at December 31, 2010.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of June 30, 2011:
Commercial	$393	$81	$1,036	$1,510	$62,842	$64,352
Commercial real estate	—	—	790	790	55,188	55,978
Residential	—	—	—	—	31,115	31,115
Land and construction	—	—	—	—	16,396	16,396
Consumer and other	—	81	300	381	18,431	18,812
Totals	$393	$162	$2,126	$2,681	$183,972	$186,653

As of December 31, 2010:
Commercial	$437	$—	$—	$437	$66,974	$67,411
Commercial real estate	—	—	1,695	1,695	52,761	54,456
Residential	—	—	—	—	21,707	21,707
Land and construction	—	—	—	—	15,462	15,462
Consumer and other	50	—	345	395	19,840	20,235
Totals	$487	$—	$2,040	$2,527	$176,744	$179,271

The following table sets forth non-accrual loans and other real estate owned at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans:
Commercial	$2,283	$1,693
Commercial real estate	4,076	5,080
Consumer and other	345	345
Total non-accrual loans	6,704	7,118

Other real estate owned (“OREO”)	845	845

Total non-performing assets	$7,549	$7,963

Non-performing assets to gross loans and OREO	4.03%	4.42%
Non-performing assets to total assets	2.09%	2.58%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at June 30, 2011 and December 31, 2010.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of June 30, 2011:
Grade:
Pass	$57,310	$51,211	$31,115	$9,781	$17,977
Special Mention	2,009	—	—	5,015	218
Substandard	3,950	4,767	—	1,600	617
Doubtful	1,083	—	—	—	—
Total	$64,352	$55,978	$31,115	$16,396	$18,812

As of December 31, 2010:
Grade:
Pass	$57,315	$49,376	$21,707	$7,861	$18,724
Special Mention	3,053	—	—	2,137	938
Substandard	5,922	5,080	—	5,464	573
Doubtful	1,121	—	—	—	—
Total	$67,411	$54,456	$21,707	$15,462	$20,235

There were no loans assigned to the Loss grade as of June 30, 2011 and December 31, 2010.

Impaired Loans

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral.  In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.  Also presented below are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the financing receivables of the period reported.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the six months ended June 30, 2011:
With no related allowance recorded:
Commercial	$908	$1,130	$—	$345
Commercial real estate	4,076	8,019	—	3,790
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
With an allowance recorded:
Commercial	$1,375	$2,431	$1,092	$1,397
Commercial real estate	—	—	—	957
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	40	345
Totals:
Commercial	$2,283	$3,561	$1,092	$1,742
Commercial real estate	$4,076	$8,019	$—	$4,747
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$40	$345

As of and for the year ended December 31, 2010:
With no related allowance recorded:
Commercial	$247	$262	$—	$1,380
Commercial real estate	4,425	8,276	—	5,300
Residential	—	—	—	707
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
With an allowance recorded:
Commercial	$1,446	$2,462	$1,121	$733
Commercial real estate	655	705	20	202
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	40	106
Totals:
Commercial	$1,693	$2,724	$1,121	$2,113
Commercial real estate	$5,080	$8,981	$20	$5,502
Residential	$—	$—	$—	$707
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$40	$106

During the three months ended June 30, 2011 and 2010, no interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual and reversed any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

(4)

Comprehensive Income

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net income	$116	$119	$240	$243
Other comprehensive income:
Increase in net unrealized gains on investment securities available for sale, net of tax expense of $375 and $324 for the three and six months ended June 30, 2011, respectively, and $188 and $324 for the three and six months ended June 30, 2010, respectively	563	269	465	464
Reclassification for net gains included in earnings, net of tax expense of $1 for the three and six months ended June 30, 2011, and $18 for the three and six months ended June 30, 2010	(1)	(26)	(1)	(26)
Comprehensive income	$678	$362	$704	$681

The Company sold one available for sale securities totaling $140,000 during the three months ended June 30, 2011, resulting in a realized gain of $2,000.  The Company sold two available for sale securities totaling $3.8 million during the three months ended June 30, 2010, resulting in a realized gain of $44,000.  These gains were reported in non-interest income within the accompanying unaudited Consolidated Statements of Operations.

(5)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at June 30, 2011 and December 31, 2010 are comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
Leasehold improvements	$963	$906
Furniture & equipment	1,630	1,530
Software	544	527
Total	3,137	2,963
Accumulated depreciation	(2,147)	(1,975)
Premises and equipment, net	$990	$988

Depreciation and amortization included in occupancy expense was $88,000 and $172,000 for the three and six months ended June 30, 2011, respectively, and $90,000 and $172,000 for the three and six months ended June 30, 2010, respectively.

(6)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$106,827	35.2%	$91,501	35.5%
Interest bearing checking	29,132	9.6%	33,632	13.0%
Money market deposits and savings	119,450	39.4%	72,757	28.2%
Certificates of deposit	48,045	15.8%	60,099	23.3%
Total	$303,454	100.0%	$257,989	100.0%

At June 30, 2011, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 11.2% of total deposits.  Each of these deposits is scheduled to mature in the third quarter of 2011. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  At December 31, 2010, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.2% of total deposits.

At June 30, 2011, the Company had $1.9 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.6% of total deposits.  At December 31, 2010, the Company had $12.8 million of CDARS reciprocal deposits, which represented 5.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at June 30, 2011 and December 31, 2010 was $45.7 million and $57.6 million, respectively.  At June 30, 2011, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $41.1 million maturing in six months or less, $1.5 million maturing in six months to one year and $3.1 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at June 30, 2011.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$40,894	$1,355	$—
1.00% to 1.99%	1,366	764	3,186
2.00% to 2.99%	480	—	—
Total	$42,740	$2,119	$3,186

(7)

Other Borrowings

At June 30, 2011, the Company had a $55.2 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $10.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2011.  At December 31, 2010, the Company had a $45.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2010.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2011 and December 31, 2010 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2011	December 31, 2010
April 15, 2011	1.59%	$—	$2,000
May 23, 2013	0.63%	2,500	—
May 23, 2014	1.14%	2,500	—
May 26, 2015	1.65%	2,500	—
May 23, 2016	2.07%	2,500	—
	Total	$10,000	$2,000

At June 30, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2011 or December 31, 2010.

(8)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $67.5 million and $60.6 million in commitments to extend credit to customers and $2.3 million and $2.1 million in standby/commercial letters of credit at June 30, 2011 and December 31, 2010, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $48,000 and $49,000 as of June 30, 2011 and December 31, 2010, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in May 2012, June 2014 and November 2017, respectively. During the three months ended June 30, 2011, the Company commenced a 12-month lease in connection with the opening of its Santa Monica relationship office.  Rental expense included in occupancy expense was $138,000 and $257,000 for the three and six months ended June 30, 2011 and $115,000 and $230,000 for the three and six months ended June 30, 2010, respectively. Sublease income earned was $26,000 and $52,000 during the three months and six months ended June 30, 2011, and $26,000 and $46,000 during the three and six months ended June 30, 2010, respectively.

The projected minimum rental payments under the term of the leases at June 30, 2011 are as follows (in thousands):

Years ending December 31,
2011 (July – December)	$337
2012	662
2013	639
2014	374
2015	107
Thereafter	215
$2,334

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At June 30, 2011 and December 31, 2010, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2011 (July – December)	$225
2012	365
2013	222
2014	101
2015	32
Thereafter	5
$950

(9)

Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  During the six months ended June 30, 2011, the Company repurchased 19,518 shares in the open market at a cost ranging from $3.74 to $4.02 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(10)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,244	$2,244	$—	$—
Corporate Notes	3,627	—	3,627	—
Residential Mortgage-Backed Securities	69,128	—	69,128	—
Residential CMOs	1,295	—	1,295	—
Total	$76,294	$2,244	$74,050	$—
At December 31, 2010:
Investments-Available for Sale
U.S. Gov’t treasuries	$150	$150	$—	$—
Debt issued by the States of the United States	2,015	—	2,015	—
Residential Mortgage-Backed Securities	54,519	—	54,519	—
Residential CMOs	1,790	—	1,790	—
Total	$58,474	$150	$58,324	$—

AFS securities — Level 2 fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements during the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011 and December 31, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities and collateralized mortgage obligations was $70.4 million and $56.3 million, respectively.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At June 30, 2011 and December 31, 2010, the weighted average rate and weighed average life of these securities were 3.43% and 3.64%, respectively, and 4.50 years and 3.43 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing services using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011:
Impaired loans
Commercial	$1,191	$—	$—	$1,191
Commercial real estate	4,076	—	—	4,076
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	305	—	—	305
Other real estate owned - residential	845	—	—	845
Total	$6,417	$—	$—	$6,417
At December 31, 2010:
Impaired loans
Commercial	$572	$—	$—	$572
Commercial real estate	5,060	—	—	5,060
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	305	—	—	305
Other real estate owned - residential	845	—	—	845
Total	$6,782	$—	$—	$6,782

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  The fair value of impaired loans using discounted cash flows is determined using estimates of expected future cash flow which requires significant judgment from management that could not be corroborated by observable market data.  The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.  The Company recorded  net charge-offs of $467,000 and $474,000 on impaired loans during the three and six months ended June 30, 2011, respectively, and net charge-offs of $655,000 and $631,000 during the same periods last year.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

The estimated fair value and carrying amounts of the financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$96,721	$96,721	$69,012	$69,012
Investment securities	76,294	76,294	58,474	58,474
FRB stock	1,233	1,233	1,301	1,301
FHLB stock	1,862	1,862	2,026	2,026
Loans, net	181,606	181,707	174,010	170,595
Accrued interest receivable	746	746	658	658

Liabilities
Non-interest bearing deposits	$106,827	$106,827	$91,501	$91,501
Interest bearing deposits	196,627	196,627	166,488	166,489
Other borrowings	10,000	10,018	2,000	2,009
Accrued interest payable	141	141	91	91

(12)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Loan arrangement fees	$137	$98	$ 251	$ 250
Service charges and other operating income	53	68	143	145
Net gain on sale of AFS securities	2	44	2	44
Total non-interest income	$192	$210	$ 396	$ 439

(13)

Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  On May 15, 2011, the Company granted 104,500 restricted stock awards to employees with various vesting periods as follows:  50% or 52,250 awards that vest in three years, 25% or 26,125 awards that vest in four years, and 25% or 26,125 awards that vest in five years.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations related to the restricted stock awards, net of estimated forfeitures, was $111,000 and $238,000 for the three and six months ended June 30, 2011, respectively, and $125,000 and $280,000 for the three and six months ended June 30, 2010, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,
	2011		2010
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	449,768	$4.40	359,710	$5.58
Granted	104,500	4.00	190,000	4.05
Vested	(64,625)	5.45	(108,116)	7.23
Forfeited and surrendered	(8,000)	4.07	(500)	6.70
Ending balance	481,643	$4.34	441,094	$4.51

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the six months ended June 30, 2011 or 2010.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 2.66 and 3.66 years at June 30, 2011 and 2010, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at June 30, 2011 and 2010.  At June 30, 2011 and 2010, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the six months ended June 30, 2011 or 2010.

The remaining contractual life of the Director and Employee Stock Options outstanding was 3.15 and 4.15 years at June 30, 2011 and 2010, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at June 30, 2011 and 2010.  At June 30, 2011 and 2010, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of June 30, 2011:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	382,996	481,643	335,361

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2011 and December 31, 2010 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total Risk-Based Capital Ratio	$52,503	24.47%	$43,585	20.30%	$17,161	8.00%	$21,467	10.00%
Tier 1 Risk-Based Capital Ratio	$49,789	23.21%	$40,870	19.04%	$8,581	4.00%	$12,880	6.00%
Tier 1 Leverage Ratio	$49,789	14.41%	$40,870	11.83%	$13,819	4.00%	$17,278	5.00%

December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States, or GAAP, and to general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ materially and adversely from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimates in the current period, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  We consider accounting polices related to the allowance for loan losses and income taxes to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  There have been no changes to our critical accounting policies and estimates during the three months ended June 30, 2011.

The allowance for loan losses is established, as losses are estimated to have occurred, through provisions for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a two-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  The allowance is based on estimates and actual losses may vary materially from the estimates.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further increases in the provision for loan losses and/or additional charge-offs of loans.  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for further factors considered by management in estimating the necessary level of the allowance for loan losses.

Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes.  A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon management’s evaluation of both positive and negative evidence, including historic financial performance, forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of current and future economic and business conditions.  Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.

Summary of the Results of Operations and Financial Condition

For the three months ended June 30, 2011 and 2010, the Company recorded net income of $116,000, or $0.01 per diluted share, and $119,000, or $0.01 per diluted share, respectively.  During the current quarter, as compared to the same period last year, net income was positively impacted by an increase in net interest income of $302,000, offset by an increase in non-interest expenses of $312,000.

For the six months ended June 30, 2011 and 2010, the Company recorded net income of $240,000, or $0.03 per diluted share, and $243,000, or $0.03 per diluted share, respectively.  During the six months ended June 30, 2011, as compared to the same period last year, net income was positively impacted by an increase in net interest income of $534,000, offset by an increase in non-interest expenses of $320,000, as well as an increase in provision for loan losses of $175,000.

Total assets at June 30, 2011 were $361.1 million, representing an increase of approximately $52.7 million, or 17.1%, from $308.4 million at December 31, 2010.  The increase in total assets was primarily attributable to increases in cash and cash equivalents investment securities and gross loans.  Cash and cash equivalents at June 30, 2011 were $96.7 million, representing an increase of $27.7 million, or 40.1%, from $69.0 million at December 31, 2010.  Investment securities at June 30, 2011 were $76.3 million, representing an increase of $17.8 million, or 30.5%, from $58.5 million at December 31, 2010.  The increase in investment securities was primarily within residential mortgage-backed securities and collateralized mortgage obligations (CMOs), which had an average life of 4.50 years at June 30, 2011.  Gross loans at June 30, 2011 were $186.7 million, representing an increase of $7.4 million, or 4.1%, from $179.3 million at December 31, 2010.

Total liabilities at June 30, 2011 increased by $51.9 million, or 19.7%, to $315.9 million, as compared to $264.0 million at December 31, 2010.  This increase was primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $15.3 million and $46.7 million, respectively, due to continued core deposit gathering efforts, partially offset by decreases in certificates of deposit and interest bearing deposits of $12.1 million and $4.5 million, respectively.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $255.4 million and $197.9 million at June 30, 2011 and December 31, 2010, respectively, representing an increase of $57.5 million, or 29.1%.  The increase in total liabilities was also partially due to an $8.0 million increase in other borrowings, which were primarily utilized to fund additional loan production during the period.

Average interest earning assets increased $84.9 million, from $255.3 million for the three months ended June 30, 2010 to $340.2 million for the three months ended June 30, 2011.  The weighted average interest rate on interest earning assets decreased to 3.48% for the three months ended June 30, 2011 from 4.18% for the same period last year.  This decrease was primarily attributable to a general decline in yields earned on interest earning assets during the three months ended June 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.  The increase in interest earning deposits at other financial institutions has been primarily caused by an increase in our core deposits, as well as a lack of quality loan demand.

Average interest earning assets increased $68.7 million from $254.6 million for the six months ended June 30, 2010 to $323.3 million for the six months ended June 30, 2011.  The weighted average interest rate on interest earning assets decreased to 3.65% for the six months ended June 30, 2011 from 4.29% for the same period last year.  As discussed above, this decrease was primarily attributable to a general decline in yields earned on interest earning assets during the six months ended June 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Annualized return on average assets	0.13%	0.18%	0.15%	0.19%

Annualized return on average stockholders’ equity	1.04%	1.02%	1.08%	1.05%

Average stockholders’ equity to average assets	12.89%	17.80%	13.47%	17.78%

Net interest margin	3.21%	3.80%	3.39%	3.88%

At June 30, 2011, stockholders’ equity totaled $45.1 million, or 12.5% of total assets, as compared to $44.3 million, or 14.4% of total assets at December 31, 2010.  The Company’s book value per share of common stock was $4.82 as of June 30, 2011, compared to $4.77 per share as of December 31, 2010.

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at June 30, 2011 and 2010.  There was no change in the targeted federal funds rate during the six months ended June 30, 2011 and 2010, remaining at 0.00-0.25%.

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

During the three months ended June 30, 2011, net interest income was $2.7 million compared to $2.4 million for the same period last year.  The increase was primarily related to an increase of $159,000 in interest earned in connection with our loan portfolio, and an increase of $111,000 in interest earned on our investment securities. The fluctuation in our loan interest income was primarily related to a $19.5 million increase in the average balance of loans, partially offset by a 19 basis point decline in our loan yield.  The increase in interest earned on our investment portfolio was primarily due to a $22.1 million increase in the average balance of residential mortgage-backed securities and CMOs, partially offset by an 87 basis point decline in the yield earned on these securities.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.00% for the three months ended June 30, 2011 compared to 3.50% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.21% for the three months ended June 30, 2011, compared to 3.80% for the same period last year.  During the three months ended June 30, 2011, the 59 basis point decline in net interest margin was primarily due to a decrease in the yield on earning assets of 70 basis points, partially offset by a decline of 20 basis points in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets was primarily attributable to a general decline in interest rates earned on these assets during the three months ended June 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.  These deposits yielded approximately 25 basis points during the current period.  During the three months ended June 30, 2011 as compared to the same period last year, the decline in our cost of interest bearing deposits and borrowings was primarily attributable to a general decrease in interest rates paid on these accounts, as well as a decline in the average balance of borrowings.  The average cost of interest bearing deposits was 0.46% during the three months ended June 30, 2011 compared to 0.52% for the same period last year.  The average balance of borrowings decreased by $6.1 million during the three months ended June 30, 2011 as compared to the same period last year.  The average cost of borrowings was 1.41% during the three months ended June 30, 2011 compared to 2.67% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,
	2011			2010
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$79,862	$50	0.25%	$40,079	$22	0.22%
U.S. Gov’t and Federal agency securities	607	3	2.27%	16	—	0.04%
Debt securities issued by the States of the United States	1,942	9	1.77%	—	—	—%
Corporate notes	1,436	4	1.16%	—	—	—%
Residential mortgage-backed securities and CMOs	64,680	548	3.39%	42,573	454	4.26%
Federal Reserve Bank stock	1,237	18	6.00%	1,406	21	6.02%
Federal Home Loan Bank stock	1,901	2	0.33%	2,235	1	0.27%
Loans (1) (2)	188,511	2,322	4.94%	168,988	2,162	5.13%
Earning assets	340,176	2,956	3.48%	255,297	2,660	4.18%
Other assets	6,867			8,314
Total assets	$347,043			$263,611
Liabilities & Equity
Interest checking (NOW)	$32,709	25	0.31%	$23,017	11	0.20%
Money market deposits and savings	109,134	148	0.54%	50,494	88	0.70%
CDs	51,263	48	0.38%	58,471	73	0.50%
Borrowings	4,594	16	1.41%	10,658	71	2.67%
Total interest bearing deposits and borrowings	197,700	237	0.48%	142,640	243	0.68%
Demand deposits	102,479			72,252
Other liabilities	2,144			1,805
Total liabilities	302,323			216,697
Equity	44,720			46,914
Total liabilities & equity	$347,043			$263,611

Net interest income / spread		$2,719	3.00%		$2.417	3.50%

Net interest margin			3.21%			3.80%

(1)

Average loans exclude the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $20,000 and $30,000 for the three months ended June 30, 2011 and 2010, respectively.

(2)

Includes average non-accrual loans of $6.6 million and $8.6 million for the three months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$24	$4	$28
U.S. Gov’t and Federal agency securities	1	2	3
Debt securities issued by the States of the United States	9	—	9
Corporate notes	4	—	4
Residential mortgage-backed securities and CMOs	200	(106)	94
Federal Reserve Bank stock	(3)	—	(3)
Federal Home Loan Bank stock	—	1	1
Loans	243	(83)	160
Total increase (decrease) in interest income	478	(182)	296
Interest expense:
Interest checking (NOW)	6	8	14
Money market deposits and savings	83	(23)	60
CDs	(8)	(17)	(25)
Borrowings	(30)	(25)	(55)
Total increase (decrease) in interest expense	51	(57)	(6)
Net increase (decrease) in net interest income	$427	$(125)	$302

During the six months ended June 30, 2011, net interest income was $5.4 million compared to $4.9 million for the same period last year.  The increase was primarily related to an increase of $222,000 in interest earned in connection with our loan portfolio, an increase of $175,000 in interest earned on our investment securities and a $132,000 decline in interest expense incurred on borrowings. The fluctuation in our loan interest income was primarily related to an increase of $13.5 million in the average balance of loans, partially offset by a 13 basis point decline in our loan yield.  The increase in interest earned on our investment portfolio was primarily due to a $20.0 million increase in the average balance of residential mortgage-backed securities and CMOs, partially offset by an 88 basis points decline in the yield earned on these securities.  The decline in interest expense incurred on borrowings was primarily due to an $8.3 million decrease in the average balance of borrowings and a 125 basis point decrease in the cost of borrowings.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.17% for the six months ended June 30, 2011 compared to 3.55% for the same period last year.

The Company’s net interest margin was 3.39% for the six months ended June 30, 2011, compared to 3.88% for the same period last year.  During the six months ended June 30, 2011, the 49 basis point decline in net interest margin was primarily due to a decrease in the yield on earning assets of 64 basis points, partially offset by a decline of 26 basis points in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets was primarily attributable to a general decline in interest rates earned on these assets during the six months ended June 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.  These deposits yielded approximately 25 basis points during the six months ended June 30, 2011.  During the six months ended June 30, 2011 as compared to the same period last year, the decline in our cost of interest bearing deposits and borrowings was primarily attributable to a general decrease in interest rates paid on these accounts, as well as a decline in the average balance of borrowings.  The average cost of interest bearing deposits was 0.45% during the six months ended June 30, 2011 compared to 0.57% for the same period last year.  The average balance of borrowings decreased by $8.3 million during the six months ended June 30, 2011 as compared to the same period last year.  The average cost of borrowings was 1.47% during the six months ended June 30, 2011 compared to 2.72% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,
	2011			2010
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$67,744	$85	0.25%	$34,305	$38	0.22%
U.S. Gov’t and Federal agency securities	375	4	2.00%	781	8	2.21%
Debt securities issued by the States of the United States	1,978	17	1.76%	—	—	—%
Corporate notes	722	4	1.15%	—	—	—%
Residential mortgage-backed securities and CMOs	62,329	1,072	3.44%	42,336	914	4.32%
Federal Reserve Bank stock	1,268	38	6.00%	1,458	43	6.01%
Federal Home Loan Bank stock	1,960	3	0.31%	2,257	3	0.27%
Loans (1) (2)	186,932	4,638	5.00%	173,461	4,416	5.13%
Earning assets	323,308	5,861	3.65%	254,598	5,422	4.29%
Other assets	7,658			8,613
Total assets	$330,966			$263,211
Liabilities & Equity
Interest checking (NOW)	$32,173	48	0.30%	$21,031	24	0.23%
Money market deposits and savings	93,007	251	0.54%	49,032	173	0.71%
CDs	54,298	108	0.40%	61,889	174	0.57%
Borrowings	3,305	24	1.47%	11,575	156	2.72%
Total interest bearing deposits and borrowings	182,783	431	0.48%	143,527	527	0.74%
Demand deposits	101,333			71,089
Other liabilities	2,276			1,808
Total liabilities	286,392			216,424
Equity	44,574			46,787
Total liabilities & equity	$330,966			$263,211

Net interest income / spread		$5,430	3.17%		$4,895	3.55%

Net interest margin			3.39%			3.88%

(1)

Average loans exclude the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $39,000 and $63,000 for the six months ended June 30, 2011 and 2010, respectively.

(2)

Includes average non-accrual loans of $6.8 million and $9.1 million for the six months ended June 30, 2011 and 2010, respectively.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates.

	Six Months Ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$41	$6	$47
U.S. Gov’t and Federal agency securities	(4)	—	(4)
Debt securities issued by the States of the United States	17	—	17
Corporate notes	4	—	4
Residential mortgage-backed securities and CMOs	370	(212)	158
Federal Reserve Bank stock	(5)	—	(5)
Federal Home Loan Bank stock	—	—	—
Loans	336	(114)	222
Total increase (decrease) in interest income	759	(320)	439
Interest expense:
Interest checking (NOW)	15	9	24
Money market deposits and savings	126	(48)	78
CDs	(20)	(46)	(66)
Borrowings	(80)	(52)	(132)
Total increase (decrease) in interest expense	41	(137)	(96)
Net increase (decrease) in net interest income	$718	$(183)	$535

Provision for Loan Losses

The provision for loan losses was $75,000 and $275,000 for the three and six months ended June 30, 2011, respectively, compared to $100,000 for both the three and six months periods last year.  During the three and six months ended June 30, 2011, we had net charge-offs of $467,000 and $474,000, respectively, compared to net charge-offs of $655,000 and $631,000 during the same periods last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 3.59% and 3.97% at June 30, 2011 and December 31, 2010, respectively.  As a percentage of our total loan portfolio and OREO, the amount of non-performing assets was 4.03% and 4.42% at June 30, 2011 and December 31, 2010, respectively.

Non-Interest Income

Non-interest income was $192,000 and $396,000 for the three and six months ended June 30, 2011, respectively, compared to $210,000 and $439,000 for the same periods last year.  The decrease in non-interest income during both the three and six months ended June 30, 2011, as compared to the same periods last year, was primarily due to a $44,000 gain recognized during previous year in connection with the sale of securities.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees. See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three and six months ended June 30, 2011 and 2010.

Non-Interest Expense

Non-interest expense was $2.7 million and $5.3 million for the three and six months ended June 30, 2011, respectively, compared to $2.4 million and $5.0 million for the same periods last year.  Compensation and benefits was $1.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively, compared to $1.3 million and $2.7 million for the same periods last year.  Occupancy expense was $263,000 and $502,000 for the three and six months ended June 30, 2011, compared to $232,000 and $456,000 for the three and six months ended June 30, 2010.  These increases were primarily caused by additional costs incurred in connection with expanding the Bank’s business development team and the opening of our Santa Monica relationship office during the current quarter.

Income Tax Provision

During the three and six months ended June 30, 2011 and 2010, we did not record an income tax provision related to our pre-tax earnings. Tax expense that would normally arise, because of the Company’s earnings during the three and six months ended June 30, 2011 and 2010, was not recorded because it was offset by a reduction in the valuation allowance on the Company’s deferred tax asset.

Financial Condition

Assets

Total assets at June 30, 2011 were $361.1 million, representing an increase of approximately $52.7 million, or 17.1%, from $308.4 million at December 31, 2010.  The increase in total assets was primarily attributable to increases in cash and cash equivalents, investment securities and gross loans.  Cash and cash equivalents at June 30, 2011 were $96.7 million, representing an increase of $27.7 million, or 40.1%, from $69.0 million at December 31, 2010.  Investment securities at June 30, 2011 were $76.3 million, representing an increase of $17.8 million, or 30.5%, from $58.5 million at December 31, 2010.  Gross loans at June 30, 2011 were $186.7 million, representing an increase of $7.4 million, or 4.1%, from $179.3 million at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents totaled $96.7 million at June 30, 2011 and $69.0 million at December 31, 2010. We continued to maintain an elevated amount of cash and cash equivalents during the three and six months ended June 30, 2011.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities.  The increase in cash and cash equivalents has been primarily caused by the growth within our deposit portfolio.  See the section “Liquidity and Asset/Liability Management” below.

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

At June 30, 2011, investment securities totaled $76.3 million compared to $58.5 million at December 31, 2010.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities and CMOs issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At June 30, 2011 and December 31, 2010, the weighted average rate and weighed average life of these securities were 3.43% and 3.64%, respectively, and 4.50 years and 3.43 years, respectively.  During the six months ended June 30, 2011, the Company increased the level of investment purchases as a result of excess liquidity generated by deposit growth and a lack of quality loan demand that adheres to our underwriting criteria.  We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.  At June 30, 2011 and December 31, 2010, the Company did not own any investments issued by foreign governments or entities with operations primarily based outside of the United States.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 4.4%, or $7.6 million, from $174.0 million at December 31, 2010 to $181.6 million at June 30, 2011.  The increase in the loan portfolio was primarily within our residential real estate portfolio, which increased by $9.4 million, or 43.3%.  As of June 30, 2011 and December 31, 2010, gross loans outstanding totaled $186.7 million and $179.3 million, respectively.  Loan originations were $10.5 million and $40.4 million during the three and six months ended June 30, 2011, respectively, as compared to $8.0 million and $17.9 million during the same periods last year.

As of June 30, 2011, substantially all of the Company’s loan customers were located in Southern California.  Additionally, the Company did not have any subprime mortgages.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans:
Commercial	$2,283	$1,693
Commercial real estate	4,076	5,080
Consumer and other	345	345
Total non-accrual loans	6,704	7,118

Other real estate owned (“OREO”)	845	845

Total non-performing assets	$7,549	$7,963

Non-performing assets to gross loans and OREO	4.03%	4.42%
Non-performing assets to total assets	2.09%	2.58%

Non-accrual loans totaled $6.7 million and $7.1 million at June 30, 2011 and December 31, 2010, respectively.  There was one consumer loan past due 90 days or more totaling $300,000 that was accruing interest at June 30, 2011.  There were no accruing loans past due 90 days or more at December 31, 2010.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $69,000 and $146,000 for the three and six months ended June 30, 2011, respectively, and $115,000 and $225,000 for the same periods last year.  As a percentage of total assets, the amount of non-performing assets was 2.09% and 2.58% at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, non-accrual loans consisted of four commercial loans totaling $2.3 million, two commercial real estate loans totaling $4.1 million and one consumer and other loan totaling $345,000.  At December 31, 2010, non-accrual loans consisted of four commercial loans totaling $1.7 million, three commercial real estate loans totaling $5.1 million and one consumer and other loan totaling $345,000.  At June 30, 2011 and December 31, 2010, OREO consisted of two single-family residential properties.

At June 30, 2011 and December 31, 2010, the recorded investment in impaired loans was $6.7 million and $7.1 million, respectively.  At June 30, 2011 and December 31, 2010, the Company had a $1.1 million and $1.2 million, respectively, specific allowance for loan losses on $1.7 million and $2.4 million, respectively, of impaired loans.  There were $5.0 million and $4.7 million of impaired loans with no specific allowance for loan losses at June 30, 2011 and December 31, 2010, respectively.  The average outstanding balance of impaired loans for the six months ended June 30, 2011 was $6.8 million, compared to $9.1 million for the same period last year.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual and reversed any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.  There was no interest income recognized on these loans on a cash basis for the three and six months ended June 30, 2011 and 2010.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is established as losses are estimated to have occurred through provisions for loan losses charged to operations.  Loan losses are charged against the ALL when management believes that principal is uncollectible.  Subsequent repayments or recoveries, if any, are credited to the ALL.  Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of June 30, 2011 and December 31, 2010 was adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of the activity for the ALL for the three and six months ended June 30, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$2,712	$1,108	$283	$995	$378	$5,476
Provision for loan losses	153	74	13	(109)	(56)	75
Charge-offs	(200)	(280)	—	—	—	(480)
Recoveries	6	—	—	—	7	13
Ending balance	$2,671	$902	$296	$886	$329	$5,084

Six Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	63	294	83	(109)	(56)	275
Charge-offs	(222)	(280)	—	—	—	(502)
Recoveries	18	—	—	—	10	28
Ending balance	$2,671	$902	$296	$886	$329	$5,084

The following is a summary of activities for the ALL for the three and six months ended June 30, 2010:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$5,502	$5,478
Provision for loan losses	100	100
Charge-offs:
Commercial	(210)	(230)
Commercial real estate	(400)	(400)
Consumer and other	(52)	(52)
Total charge-offs	(662)	(682)
Recoveries:
Commercial	5	5
Commercial real estate	—	20
Residential	—	22
Consumer and other	2	4
Total recoveries	7	51
Ending balance	$4,947	$4,947

There were no loans acquired with deteriorated credit quality during the six months ended June 30, 2011 and 2010.

The ALL was $5.1 million, or 2.72% of our total loan portfolio, at June 30, 2011 compared to $5.3 million, or 2.95%, at December 31, 2010.  The decline in our ratio of ALL to total loans was primarily a function of improving trends within our loan portfolio.  During the six months ended June 30, 2011, our non-performing loans declined to $6.7 million from $7.1 million at December 31, 2010, and the ratio of our ALL to total non-performing loans improved to 75.84% at June 30, 2011 compared to 74.22% at December 31, 2010.  In addition, our ratio of non-performing loans to total loans was 3.59% and 3.97% at June 30, 2011 and December 31, 2010, respectively, and has declined for seven consecutive quarters, or 46.10% since the third quarter of 2009.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to uncertainty regarding their realizability.  At June 30, 2011 and December 31, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At June 30, 2011 and December 31, 2010, the Company maintained a deferred tax liability of $911,000 and $586,000, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At June 30, 2011, total deposits were $303.5 million compared to $258.0 million at December 31, 2010, representing an increase of 17.6%, or $45.5 million.  This increase was primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $15.3 million and $46.7 million, respectively, due to continued core deposit gathering efforts, partially offset by decreases in certificates of deposit and interest bearing deposits of $12.1 million and $4.5 million, respectively.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $255.4 million and $197.9 million at June 30, 2011 and December 31, 2010, respectively, representing an increase of $57.5 million, or 29.1%.

The following table reflects a summary of deposit categories by dollar and percentage at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$106,827	35.2%	$91,501	35.5%
Interest bearing checking	29,132	9.6%	33,632	13.0%
Money market deposits and savings	119,450	39.4%	72,757	28.2%
Certificates of deposit	48,045	15.8%	60,099	23.3%
Total	$303,454	100.0%	$257,989	100.0%

At June 30, 2011 and December 31, 2010, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 11.2% and 13.2%, respectively, of total deposits.  Each of these deposits outstanding at June 30, 2011 is scheduled to mature in the third quarter of 2011. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 6 “Deposits.”

At June 30, 2011, the Company had $1.9 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.6% of total deposits.  At December 31, 2010, the Company had $12.8 million of CDARS deposits, which represented 5.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at June 30, 2011 and December 31, 2010 was $45.7 million and $57.6 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at June 30, 2011, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$39,439
Due after 3 months and within 6 months	1,699
Due after 6 months and within 12 months	1,455
Due after 12 months	3,120
Total	$45,713

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships and operating requirements, divided by total assets) was 36.3% at June 30, 2011 and 28.8% at December 31, 2010.

At June 30, 2011, the Company had a $55.2 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB.  The Company had $10.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2011.  At December 31, 2010, the Company had a $45.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2010.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2011 and December 31, 2010 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2011	December 31, 2010
April 15, 2011	1.59%	$—	$2,000
May 23, 2013	0.63%	2,500	—
May 23, 2014	1.14%	2,500	—
May 26, 2015	1.65%	2,500	—
May 23, 2016	2.07%	2,500	—
	Total	$10,000	$2,000

At June 30, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2011 or December 31, 2010.

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

Capital Expenditures

As of June 30, 2011, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At June 30, 2011 , the Company had total stockholders’ equity of $45.1 million, which included $108,000 in common stock, $64.3 million in additional paid-in capital, $14.6 million accumulated deficit, $1.3 million in accumulated other comprehensive income, and $5.9 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2011 and December 31, 2010 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total Risk-Based Capital Ratio	$52,503	24.47%	$43,585	20.30%	$17,161	8.00%	$21,467	10.00%
Tier 1 Risk-Based Capital Ratio	$49,789	23.21%	$40,870	19.04%	$8,581	4.00%	$12,880	6.00%
Tier 1 Leverage Ratio	$49,789	14.41%	$40,870	11.83%	$13,819	4.00%	$17,278	5.00%

December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

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

(in thousands)	June 30, 2011	December 31, 2010
Commitments to extend credit	$67,508	$60,616
Commitments to extend credit to directors and officers (undisbursed amount)	$2,220	$1,841
Standby/commercial letters of credit	$2,315	$2,054
Guarantees on revolving credit card limits	$210	$261
Outstanding credit card balances	$48	$49

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of June 30, 2011 and December 31, 2010, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.29% and 0.33% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2011.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
April 1-30, 2011	385	$3.78	385	$1,582
May 1-31, 2011	500	3.88	500	1,580
June 1-30, 2011	16,121	3.84	16,121	1,518
Total	17,006	$3.84	17,006	$1,518

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

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Removed and Reserved.

Item 5.

Other Information

(a)

Additional Disclosures.  None.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended June 30, 2011.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 10th day of August, 2011.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer