Form 10-Q/A
period 2011-06-30
1st Century Bancshares, Inc.
filed 2011-09-08
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10Q/A amends the Quarterly Report on Form 10-Q of 1st Century Bancshares, Inc. for the quarterly period ended June 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 10, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes are being made to the Form 10-Q other than furnishing the exhibit described above.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The interactive data files on Exhibit 101 hereto are not deemed filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of 1st Century Bancorp, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.

Exhibits

31.1

Chief Executive Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002. (1)

31.2

Chief Operating Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002. (1)

31.3

Principal Financial Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002. (1)

32

Chief Executive Officer, Chief Operating Officer and Principal Financial Officer Certification required under Section 906 of the Sarbanes—Oxley Act of 2002. (1)

101.INS

XBRL Instance Document (2)

101.SCH

XBRL Taxonomy Extension Schema Document (2)

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB

XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)  These exhibits were previously included or incorporated by reference in 1st Century Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the U.S. Securities and Exchange Commission on August 10, 2011.

(2)  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CENTURY BANCSHARES, INC.

September 8, 2011	By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

September 8, 2011	By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

September 8, 2011	By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer

4