Form 10-Q
period 2011-09-30
1st Century Bancshares, Inc.
filed 2011-11-08
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

9,043,322 shares of common stock of the registrant were outstanding as of November 4, 2011.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2011

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q.  The Company claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the Company’s beliefs, and on assumptions made by, and information available to management at the time such statements are first made.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; a continuing decline in economic conditions; increased competition among financial institutions; the Company’s ability to attract deposit and loan customers; the quality of the Company’s earning assets; government regulation; management’s ability to manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

Any forward-looking statements in this Quarterly Report on Form 10-Q and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$11,032	$6,673
Interest earning deposits at other financial institutions	84,114	62,339
Total cash and cash equivalents	95,146	69,012
Investment securities — Available for Sale (“AFS”), at estimated fair value	103,298	58,474
Loans, net of allowance for loan losses of $5,246 and $5,283 at September 30, 2011 and December 31, 2010, respectively	179,636	174,010
Premises and equipment, net	1,037	988
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,013	3,327
Accrued interest and other assets	2,245	2,553
Total Assets	$384,375	$308,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$120,895	$91,501
Interest bearing deposits:
Interest bearing checking (“NOW”)	24,770	33,632
Money market deposits and savings	133,349	72,757
Certificates of deposit less than $100	1,981	2,522
Certificates of deposit of $100 or greater	44,912	57,577
Total deposits	325,907	257,989
Other borrowings	10,000	2,000
Accrued interest and other liabilities	3,137	4,037
Total Liabilities	339,044	264,026

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,743,676 and 10,672,676 issued at September 30, 2011 and December 31, 2010, respectively	107	107
Additional paid-in capital	64,359	64,069
Accumulated deficit	(14,273)	(14,866)
Accumulated other comprehensive income	1,995	838
Treasury stock at cost — 1,653,411 and 1,370,385 shares at September 30, 2011 and December 31, 2010, respectively	(6,857)	(5,810)
Total Stockholders’ Equity	45,331	44,338
Total Liabilities and Stockholders’ Equity	$384,375	$308,364

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Interest and fee income on:
Loans	$2,365	$2,185	$7,003	$6,601
Investments	640	405	1,737	1,327
Other	73	73	198	157
Total interest and fee income	3,078	2,663	8,938	8,085

Interest expense on:
Deposits	228	189	634	560
Borrowings	35	41	59	197
Total interest expense	263	230	693	757
Net interest income	2,815	2,433	8,245	7,328

Provision for loan losses	—	100	275	200
Net interest income after provision for loan losses	2,815	2,333	7,970	7,128

Non-interest income	222	223	618	662

Non-interest expenses:
Compensation and benefits	1,478	1,230	4,348	3,905
Occupancy	268	232	770	688
Professional fees	158	155	554	510
Technology	165	172	475	482
Marketing	100	51	207	140
FDIC assessments	41	107	266	283
Other operating expenses	473	454	1,375	1,384
Total non-interest expenses	2,683	2,401	7,995	7,392
Income before income taxes	354	155	593	398
Income tax provision	—	—	—	—
Net income	$354	$155	$593	$398

Basic earnings per share	$0.04	$0.02	$0.07	$0.04
Diluted earnings per share	$0.04	$0.02	$0.07	$0.04

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Restricted stock issued	190,000	2	—	—	—	—	—	2
Forfeiture of restricted stock	(2,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	389	—	—	—	—	389
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(35,512)	(142)	(142)
Common stock repurchases	—	—	—	—	—	(35,480)	(125)	(125
Comprehensive income:
Net income	—	—	—	398	—	—	—	398
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	321	—	—	321
Total comprehensive income	—	—	—	398	321	—	—	719
Balance at September 30, 2010	10,634,580	$106	$63,951	$(12,505)	$1,138	(1,298,173)	$(5,527)	$47,163

Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Restricted stock issued	104,500	1	—	—	—	—	—	1
Forfeiture of restricted stock	(33,500)	(1)	(65)	—	—	—	—	(66)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	355	—	—	—	—	355
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,681)	(62)	(62)
Common stock repurchased	—	—	—	—	—	(267,345)	(985)	(985)
Comprehensive income:
Net income	—	—	—	593	—	—	—	593
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	1,157	—	—	1,157
Total comprehensive income	—	—	—	593	1,157	—	—	1,750
Balance at September 30, 2011	10,743,676	$107	$64,359	$(14,273)	$1,995	(1,653,411)	$(6,857)	$45,331

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$593	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	266	263
Provision for loan losses	275	200
Amortization of deferred loan costs, net of fees	31	109
Non-cash stock compensation, net of forfeitures	290	389
Other, net	282	(39)
(Increase) decrease in accrued interest and other assets	(5)	244
Decrease in accrued interest and other liabilities	(1,708)	(39)
Net cash provided by operating activities	24	1,525
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(56,995)	(8,773)
Maturities, calls and principal reductions	13,759	10,247
Proceeds from the sale of securities	140	3,887
(Increase) decrease in loans, net	(5,932)	11,095
Proceeds from sale of other real estate owned (“OREO”)	268	—
Purchase of premises and equipment	(315)	(207)
Redemption of FRB stock and FHLB stock	314	392
Net cash (used in) provided by investing activities	(48,761)	16,641
Cash flows from financing activities:
Net increase in deposits	67,918	38,253
Proceeds from long-term FHLB borrowings	10,000	—
Repayment of long-term FHLB borrowings	(2,000)	(12,500)
Purchase of treasury stock	(985)	(125)
Shares surrendered to pay taxes on vesting of restricted stock	(62)	(142)
Net cash provided by financing activities	74,871	25,486
Increase in cash and cash equivalents	26,134	43,652
Cash and cash equivalents, beginning of period	69,012	45,935
Cash and cash equivalents, end of period	$95,146	$89,587

Supplemental cash flow information:
Cash paid during the period for interest	$669	$778

Supplemental disclosure of non-cash investing activity:
Transfer of residential mortgage loan to OREO	$—	$313

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2011.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before their loan reaches nonaccrual status.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2011-02, Receivables (“Topic 310”) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”).  As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.  In cases where borrowers are granted a concession, management measures any impairment on the restructuring as noted above for impaired loans.  There were no troubled debt restructurings during the nine months ended September 30, 2011 and 2010.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  During this process, loans are segmented into the following categories: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a three-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each loan category discussed above, trends within each loan category, as well as general economic and real estate market conditions where the collateral and borrower are located.  For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors.  The allowance is based on estimates and actual losses may vary from the estimates.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of September 30, 2011 and December 31, 2010 was adequate to absorb known and inherent risks in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At September 30, 2011 and December 31, 2010, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At September 30, 2011 and December 31, 2010, the Company maintained a deferred tax liability of $1.4 million and $586,000, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At September 30, 2011 and December 31, 2010, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$354	$155	$593	$398
Average number of common shares outstanding	8,763,972	8,921,861	8,831,843	8,899,752
Effect of dilution of restricted stock	159,193	95,882	168,583	108,820
Average number of common shares outstanding used to calculate diluted earnings per common share	8,923,165	9,017,743	9,000,426	9,008,572

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”).  ASU 10-06 revises two disclosure requirements concerning assets and liabilities that are measured at fair value on a recurring basis and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 10: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the three months ended March 31, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which was adopted during the three months ended March 31, 2011.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In July 2010, the FASB issued ASU 2010-20, Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 10-20”).  ASU 10-20 requires a company to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the ASU 10-20.  For public companies, the amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. The adoption of this portion of ASU 10-20 did not have a material impact on the Company’s financial position, results of operations, or cash flows.  The amendments that require disclosures about activity that occurs during a reporting period were effective for periods beginning on or after December 15, 2010.  The adoption of this portion of the ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In April 2011, the FASB issued ASU 2011-02.  ASU 11-02 amends the content in ASC 310 related to identifying TDRs and effectively nullifies ASU 2011-01.  This ASU removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 11-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

(2)

Investments

The following is a summary of the investments categorized as Available for Sale at September 30, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At September 30, 2011:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,100	$26	$—	$2,126
Corporate Notes	4,136	36	(9)	4,163
Residential Mortgage-Backed Securities	92,672	3,337	—	96,009
Residential Collateralized Mortgage Obligations (“CMOs”)	1,000	1	(1)	1,000
Total	$99,908	$3,400	$(10)	$103,298
At December 31, 2010:
Investments — Available for Sale
U.S. Gov’t Treasuries	$150	$—	$—	$150
Debt issued by the States of the United States	2,012	3	—	2,015
Residential Mortgage-Backed Securities	53,105	1,588	(174)	54,519
Residential CMOs	1,783	7	—	1,790
Total	$57,050	$1,598	$(174)	$58,474

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at September 30, 2011 or December 31, 2010.

Additionally, at September 30, 2011 and December 31, 2010, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $59.0 million and $56.3 million, respectively.  Deposits from the State of California were $34.0 million at both September 30, 2011 and December 31, 2010.

The fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at September 30, 2011 are as follows:

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,126	0.64%	$—	—%	$—	—%	$2,126	0.64%
Corporate Notes	—	—	4,163	1.16	—	—	—	—	4,163	1.16
Residential Mortgage-Backed Securities	15	4.22	1,202	4.36	58,493	2.78	36,299	3.30	96,009	3.00
Residential CMOs	—	—	—	—	399	1.26	601	0.31	1,000	0.69
Total	$15	4.22%	$7,491	1.53%	$58,892	2.77%	$36,900	3.26%	$103,298	2.85%

A total of three and nine securities had unrealized losses at September 30, 2011 and December 31, 2010, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At September 30, 2011:
Investments-Available for Sale
Corporate Notes	$(9)	$1,573	$—	$—
Residential CMOs	(1)	601	—	—
Total	$(10)	$2,174	$—	$—

At December 31, 2010:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(174)	$18,146	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at September 30, 2011 and December 31, 2010 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)

Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of September 30, 2011 and December 31, 2010, gross loans outstanding totaled $184.8 million and $179.3 million, respectively, within the following loan categories:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$62,155	33.6%	$67,411	37.6%
Commercial real estate	52,116	28.2%	54,456	30.4%
Residential	32,110	17.4%	21,707	12.1%
Land and construction	20,674	11.2%	15,462	8.6%
Consumer and other (2)	17,762	9.6%	20,235	11.3%
Loans, gross	184,817	100.0%	179,271	100.0%
Net deferred costs	65		22
Less — allowance for loan losses	(5,246)		(5,283)
Loans, net	$179,636		$174,010

(1)

Unsecured commercial loan balances were $10.8 million and $11.0 million at September 30, 2011 and December 31, 2010, respectively.

(2)

Unsecured consumer and other loan balances were $845,000 and $1.9 million at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and nine months ended September 30, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$2,671	$902	$296	$886	$329	$5,084
Provision for loan losses	(162)	—	62	100	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	162	—	—	—	—	162
Ending balance	$2,671	$902	$358	$986	$329	$5,246

Nine Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(99)	294	145	(9)	(56)	275
Charge-offs	(222)	(280)	—	—	—	(502)
Recoveries	180	—	—	—	10	190
Ending balance	$2,671	$902	$358	$986	$329	$5,246

As of September 30, 2011:
Ending balance: individually evaluated for impairment	$1,000	$—	$—	$—	$—	$1,000
Ending balance: collectively evaluated for impairment	1,671	902	358	986	329	4,246
Total	$2,671	$902	$358	$986	$329	$5,246

Loans:
Ending balance: individually evaluated for impairment	$2,252	$4,041	$—	$—	$345	$6,638
Ending balance: collectively evaluated for impairment	59,903	48,075	32,110	20,674	17,417	178,179
Total	$62,155	$52,116	$32,110	$20,674	$17,762	$184,817

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2010:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,121	$20	$—	$—	$40	$1,181
Ending balance: collectively evaluated for impairment	1,691	868	213	995	335	4,102
Total	$2,812	$888	$213	$995	$375	$5,283

Loans:
Ending balance: individually evaluated for impairment	$1,693	$5,080	$—	$—	$345	$7,118
Ending balance: collectively evaluated for impairment	65,718	49,376	21,707	15,462	19,890	172,153
Total	$67,411	$54,456	$21,707	$15,462	$20,235	$179,271

The following is a summary of activities for the allowance for loan losses for the three and nine months ended September 30, 2010:

(in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$4,947	$5,478
Provision for loan losses	100	200
Charge-offs:
Commercial	(659)	(889)
Commercial real estate	(250)	(650)
Consumer and other	—	(52)
Total charge-offs	(909)	(1,591)
Recoveries:
Commercial	381	386
Commercial real estate	—	22
Residential	—	20
Consumer and other	—	4
Total recoveries	381	432
Ending balance	$4,519	$4,519

There were no loans acquired with deteriorated credit quality as of September 30, 2011 and December 31, 2010.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables.  As of September 30, 2011 and December 31, 2010, the allowance for unfunded lending commitments was $203,000 and is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $67.3 million and $62.7 million at September 30, 2011 and December 31, 2010, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of September 30, 2011. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  Total additions to non-performing loans during the nine months ended September 30, 2011 and 2010 were $891,000 and $1.4 million, respectively.  Non-performing loans represented 3.6% and 4.0% of total loans at September 30, 2011 and December 31, 2010, respectively.  There were no accruing loans past due 90 days or more at September 30, 2011 and December 31, 2010.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of September 30, 2011:
Commercial	$—	$—	$1,878	$1,878	$60,277	$62,155
Commercial real estate	—	—	790	790	51,326	52,116
Residential	—	—	—	—	32,110	32,110
Land and construction	—	—	—	—	20,674	20,674
Consumer and other	—	—	345	345	17,417	17,762
Totals	$—	$—	$3,013	$3,013	$181,804	$184,817

As of December 31, 2010:
Commercial	$437	$—	$—	$437	$66,974	$67,411
Commercial real estate	—	—	1,695	1,695	52,761	54,456
Residential	—	—	—	—	21,707	21,707
Land and construction	—	—	—	—	15,462	15,462
Consumer and other	50	—	345	395	19,840	20,235
Totals	$487	$—	$2,040	$2,527	$176,744	$179,271

The following table sets forth non-accrual loans and other real estate owned at September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual loans:
Commercial	$2,252	$1,693
Commercial real estate	4,041	5,080
Consumer and other	345	345
Total non-accrual loans	6,638	7,118

OREO	532	845

Total non-performing assets	$7,170	$7,963

Non-performing assets to gross loans and OREO	3.87%	4.42%
Non-performing assets to total assets	1.87%	2.58%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at September 30, 2011 and December 31, 2010.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of September 30, 2011:
Grade:
Pass	$55,624	$47,386	$32,110	$14,295	$17,368
Special Mention	2,000	—	—	4,779	—
Substandard	3,631	4,730	—	1,600	394
Doubtful	900	—	—	—	—
Total	$62,155	$52,116	$32,110	$20,674	$17,762

As of December 31, 2010:
Grade:
Pass	$57,315	$49,376	$21,707	$7,861	$18,724
Special Mention	3,053	—	—	2,137	938
Substandard	5,922	5,080	—	5,464	573
Doubtful	1,121	—	—	—	—
Total	$67,411	$54,456	$21,707	$15,462	$20,235

There were no loans assigned to the Loss grade as of September 30, 2011 and December 31, 2010.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the nine months ended September 30, 2011:
With no related allowance recorded:
Commercial	$1,060	$1,317	$—	$586
Commercial real estate	4,041	7,985	—	3,878
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	—	115
With an allowance recorded:
Commercial	$1,192	$2,225	$1,000	$1,329
Commercial real estate	—	—	—	638
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	230
Totals:
Commercial	$2,252	$3,542	$1,000	$1,915
Commercial real estate	$4,041	$7,985	$—	$4,516
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$—	$345

As of and for the year ended December 31, 2010:
With no related allowance recorded:
Commercial	$247	$262	$—	$1,380
Commercial real estate	4,425	8,276	—	5,300
Residential	—	—	—	707
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
With an allowance recorded:
Commercial	$1,446	$2,462	$1,121	$733
Commercial real estate	655	705	20	202
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	40	106
Totals:
Commercial	$1,693	$2,724	$1,121	$2,113
Commercial real estate	$5,080	$8,981	$20	$5,502
Residential	$—	$—	$—	$707
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$40	$106

During the three months ended September 30, 2011 and 2010, no interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual and reversed any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

(4)

Comprehensive Income

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$354	$155	$593	$398
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax expense (benefit) of $484 and $809 for the three and nine months ended September 30, 2011, respectively, and ($82) and $242 for the three and nine months ended September 30, 2010, respectively	692	(117)	1,158	347
Reclassification for net gains included in earnings, net of tax expense of $1 and $18 for the nine months ended September 30, 2011 and 2010, respectively	—	—	(1)	(26)
Comprehensive income	$1,046	$38	$1,750	$719

The Company did not sell any available for sale securities during the three months ended September 30, 2011.  The Company sold one available for sale security totaling $140,000 during the nine months ended September 30, 2011, resulting in a realized gain of $2,000.  The Company did not sell any available for sale securities during the three months ended September 30, 2010.  The Company sold two available for sale securities totaling $3.8 million during the nine months ended September 30, 2010, resulting in a realized gain of $44,000. The realized gain was reported in non-interest income within the accompanying unaudited Consolidated Statements of Operations.

(5)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at September 30, 2011 and December 31, 2010 are comprised of the following:

(in thousands)	September 30, 2011	December 31, 2010
Leasehold improvements	$946	$906
Furniture & equipment	1,788	1,530
Software	544	527
Total	3,278	2,963
Accumulated depreciation	(2,241)	(1,975)
Premises and equipment, net	$1,037	$988

Depreciation and amortization included in occupancy expense was $94,000 and $266,000 for the three and nine months ended September 30, 2011, respectively, and $91,000 and $263,000 for the three and nine months ended September 30, 2010, respectively.

(6)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$120,895	37.1%	$91,501	35.5%
Interest bearing checking	24,770	7.6%	33,632	13.0%
Money market deposits and savings	133,349	40.9%	72,757	28.2%
Certificates of deposit	46,893	14.4%	60,099	23.3%
Total	$325,907	100.0%	$257,989	100.0%

At September 30, 2011, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 10.4% of total deposits.  Each of these deposits is scheduled to mature in the fourth quarter of 2011. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  At December 31, 2010, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.2% of total deposits.

At September 30, 2011, the Company had $2.9 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.9% of total deposits.  At December 31, 2010, the Company had $12.8 million of CDARS reciprocal deposits, which represented 5.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at September 30, 2011 and December 31, 2010 was $44.9 million and $57.6 million, respectively.  At September 30, 2011, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $38.4 million maturing in six months or less, $3.4 million maturing in six months to one year and $3.1 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at September 30, 2011.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$39,299	$3,738	$—
1.00% to 1.99%	670	—	3,186
Total	$39,969	$3,738	$3,186

(7)

Other Borrowings

At September 30, 2011, the Company had a $54.9 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB. The Company had $10.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2011.  At December 31, 2010, the Company had a $45.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2010.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2011 and December 31, 2010 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2011	December 31, 2010
April 15, 2011	1.59%	$—	$2,000
May 23, 2013	0.63%	2,500	—
May 23, 2014	1.14%	2,500	—
May 26, 2015	1.65%	2,500	—
May 23, 2016	2.07%	2,500	—
	Total	$10,000	$2,000

At September 30, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2011 or December 31, 2010.

(8)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $64.8 million and $60.6 million in commitments to extend credit to customers and $2.5 million and $2.1 million in standby/commercial letters of credit at September 30, 2011 and December 31, 2010, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $49,000 at both September 30, 2011 and December 31, 2010.

Lease Commitments

The Company leases office premises under three operating leases that will expire in May 2012, June 2014 and November 2017, respectively.  Rental expense included in occupancy expense was $143,000 and $400,000 for the three and nine months ended September 30, 2011 and $113,000 and $343,000 for the three and nine months ended September 30, 2010, respectively. Sublease income earned was $27,000 and $79,000 during the three months and nine months ended September 30, 2011, and $25,000 and $71,000 during the three and nine months ended September 30, 2010, respectively.

The projected minimum rental payments under the term of the leases at September 30, 2011 are as follows (in thousands):

Years ending December 31,
2011 (October – December)	$169
2012	662
2013	639
2014	374
2015	107
Thereafter	215
$2,166

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2011 and December 31, 2010, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2011 (October – December)	$103
2012	342
2013	211
2014	97
2015	32
Thereafter	5
$790

(9)

Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  During the nine months ended September 30, 2011, the Company repurchased 267,345 shares in the open market at a cost ranging from $3.52 to $4.02 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(10)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2011:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,126	$2,126	$—	$—
Corporate Notes	4,163	—	4,163	—
Residential Mortgage-Backed Securities	96,009	—	96,009	—
Residential CMOs	1,000	—	1,000	—
Total	$103,298	$2,126	$101,172	$—
At December 31, 2010:
Investments-Available for Sale
U.S. Gov’t treasuries	$150	$150	$—	$—
Debt issued by the States of the United States	2,015	—	2,015	—
Residential Mortgage-Backed Securities	54,519	—	54,519	—
Residential CMOs	1,790	—	1,790	—
Total	$58,474	$150	$58,324	$—

AFS securities — Level 2 fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements during the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011 and December 31, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities and collateralized mortgage obligations was $97.0 million and $56.3 million, respectively.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At September 30, 2011 and December 31, 2010, the weighted average rate and weighed average life of these securities were 3.00% and 3.64%, respectively, and 4.08 years and 3.43 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2011:
Impaired loans
Commercial	$1,252	$—	$—	$1,252
Commercial real estate	4,041	—	—	4,041
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	—	—	345
Other real estate owned - residential	532	—	—	532
Total	$6,170	$—	$—	$6,170
At December 31, 2010:
Impaired loans
Commercial	$572	$—	$—	$572
Commercial real estate	5,060	—	—	5,060
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	305	—	—	305
Other real estate owned - residential	845	—	—	845
Total	$6,782	$—	$—	$6,782

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  The fair value of impaired loans using discounted cash flows is determined using estimates of expected future cash flows which requires significant judgment from management that could not be corroborated by observable market data.  The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.  The Company recorded net recoveries of $162,000 on impaired loans during the three months ended September 30, 2011 and net charge-offs of $312,000 during the nine months ended September 30, 2011, compared to net charge-offs of $528,000 and $1.2 million during the same periods last year.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

The estimated fair value and carrying amounts of the financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$95,146	$95,146	$69,012	$69,012
Investment securities	103,298	103,298	58,474	58,474
FRB stock	1,233	1,233	1,301	1,301
FHLB stock	1,780	1,780	2,026	2,026
Loans, net	179,636	179,188	174,010	170,595
Accrued interest receivable	718	718	658	658

Liabilities
Non-interest bearing deposits	$120,895	$120,895	$91,501	$91,501
Interest bearing deposits	205,012	205,012	166,488	166,489
Other borrowings	10,000	10,145	2,000	2,009
Accrued interest payable	116	116	91	91

(12)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Loan arrangement fees	$170	$163	$ 421	$ 413
Service charges and other operating income	52	60	195	205
Net gain on sale of AFS securities	—	—	2	44
Total non-interest income	$222	$223	$ 618	$ 662

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations related to the restricted stock awards, net of estimated forfeitures, was $52,000 and $290,000 for the three and nine months ended September 30, 2011, respectively, and $109,000 and $389,000 for the three and nine months ended September 30, 2010, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the nine months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011		2010
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	449,768	$4.40	359,710	$5.58
Granted	104,500	4.00	190,000	4.05
Vested	(72,478)	5.30	(112,795)	7.11
Forfeited and surrendered	(33,500)	4.33	(2,000)	4.71
Ending balance	448,290	$4.16	434,915	$5.88

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the nine months ended September 30, 2011 or 2010.

The remaining contractual life of the 2004 Founder Stock Options outstanding was 2.41 and 3.41 years at September 30, 2011 and 2010, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at September 30, 2011 and 2010.  At September 30, 2011 and 2010, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the nine months ended September 30, 2011 or 2010.

The remaining contractual life of the Director and Employee Stock Options outstanding was 2.89 and 3.89 years at September 30, 2011 and 2010, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at September 30, 2011 and 2010.  At September 30, 2011 and 2010, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of September 30, 2011:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	390,849	448,290	360,861

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2011 and December 31, 2010 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total Risk-Based Capital Ratio	$46,105	21.07%	$44,104	20.15%	$17,507	8.00%	$21,885	10.00%
Tier 1 Risk-Based Capital Ratio	$43,336	19.80%	$41,335	18.89%	$8,753	4.00%	$13,131	6.00%
Tier 1 Leverage Ratio	$43,336	11.65%	$41,335	11.10%	$14,884	4.00%	$18,612	5.00%

December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimates in the current period, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  We consider accounting polices related to the allowance for loan losses and income taxes to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  There have been no changes to our critical accounting policies and estimates during the three months ended September 30, 2011.

The allowance for loan losses is established, as losses are estimated to have occurred, through provisions for loan losses charged to operations. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a three-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  The allowance is based on estimates and actual losses may vary materially from the estimates.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further increases in the provision for loan losses and/or additional charge-offs of loans.  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for further factors considered by management in estimating the necessary level of the allowance for loan losses.

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

Summary of the Results of Operations and Financial Condition

For the three months ended September 30, 2011 and 2010, the Company recorded net income of $354,000, or $0.04 per diluted share, and $155,000, or $0.02 per diluted share, respectively.  The increase in net income during the current quarter, as compared to the same period last year, was primarily related to an increase in net interest income earned of $382,000 and a decline in provision for loan losses of $100,000, partially offset by an increase in non-interest expenses of $282,000.

For the nine months ended September 30, 2011 and 2010, the Company recorded net income of $593,000, or $0.07 per diluted share, and $398,000, or $0.04 per diluted share, respectively.  The increase in net income during the nine months ended September 30, 2011, as compared to the same period last year, is primarily related to an increase in net interest income of $917,000, partially offset by an increase in non-interest expenses of $603,000, as well as an increase in provision for loan losses of $75,000.

Total assets at September 30, 2011 were $384.4 million, representing an increase of approximately $76.0 million, or 24.6%, from $308.4 million at December 31, 2010.  The increase in total assets is primarily attributable to increases in cash and cash equivalents, investment securities and gross loans.  Cash and cash equivalents at September 30, 2011 were $95.1 million, representing an increase of $26.1 million, or 37.9%, from $69.0 million at December 31, 2010.  Investment securities at September 30, 2011 were $103.3 million, representing an increase of $44.8 million, or 76.7%, from $58.5 million at December 31, 2010.  The increase in investment securities is primarily within agency mortgage-backed securities, which had an average life of 4.08 years at September 30, 2011.  Gross loans at September 30, 2011 were $184.8 million, representing an increase of $5.5 million, or 3.1%, from $179.3 million at December 31, 2010.

Total liabilities at September 30, 2011 increased by $75.0 million, or 28.4%, to $339.0 million, as compared to $264.0 million at December 31, 2010.  This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $29.4 million and $60.6 million, respectively, due to continued core deposit gathering efforts, partially offset by decreases in certificates of deposit and interest bearing demand deposits of $13.2 million and $8.9 million, respectively.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $279.0 million and $197.9 million at September 30, 2011 and December 31, 2010, respectively, representing an increase of $81.1 million, or 41.0%.  The increase in total liabilities was also partially due to an $8.0 million increase in other borrowings, which were primarily utilized to fund additional loan production during the period.

Average interest earning assets increased $87.4 million, from $278.6 million for the three months ended September 30, 2010 to $365.9 million for the three months ended September 30, 2011.  The weighted average interest rate on interest earning assets decreased to 3.34% for the three months ended September 30, 2011 from 3.80% for the same period last year.  This decrease is primarily attributable to a general decline in yields earned on interest earning assets during the three months ended September 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.  The increase in interest earning deposits at other financial institutions has been primarily caused by an increase in our core deposits, as well as a lack of quality loan demand.

Average interest earning assets increased $74.5 million from $262.7 million for the nine months ended September 30, 2010 to $337.2 million for the nine months ended September 30, 2011.  The weighted average interest rate on interest earning assets decreased to 3.54% for the nine months ended September 30, 2011 from 4.11% for the same period last year.  As discussed above, this decrease is primarily attributable to a general decline in yields earned on interest earning assets during the nine months ended September 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Annualized return on average assets	0.37%	0.22%	0.23%	0.20%

Annualized return on average stockholders’ equity	3.12%	1.31%	1.78%	1.14%

Average stockholders’ equity to average assets	11.99%	16.45%	12.93%	17.30%

Net interest margin	3.05%	3.46%	3.27%	3.73%

At September 30, 2011, stockholders’ equity totaled $45.3 million, or 11.8% of total assets, as compared to $44.3 million, or 14.4% of total assets at December 31, 2010.  The Company’s book value per share of common stock was $4.99 as of September 30, 2011, compared to $4.77 per share as of December 31, 2010.

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at September 30, 2011 and 2010.  There was no change in the targeted federal funds rate during the nine months ended September 30, 2011 and 2010, remaining at 0.00%-0.25%.

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

During the three months ended September 30, 2011, net interest income was $2.8 million compared to $2.4 million for the same period last year.  This increase is primarily related to an increase of $234,000 in interest earned on our investment securities, and an increase of $180,000 in interest earned in connection with our loan portfolio.  The increase in interest earned on our investment portfolio was primarily due to a $43.9 million increase in the average balance of residential mortgage-backed securities and CMOs, partially offset by a 114 basis point decline in the yield earned on these securities.  The fluctuation in our loan interest income was primarily related to a $22.4 million increase in the average balance of loans, partially offset by a 24 basis point decline in our loan yield.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 2.85% for the three months ended September 30, 2011 compared to 3.20% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.05% for the three months ended September 30, 2011, compared to 3.46% for the same period last year.  This decline is primarily attributable to a decrease in the yield on earning assets of 46 basis points, partially offset by a decline of 9 basis points in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets is primarily attributable to a general decline in interest rates earned on these assets during the three months ended September 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.  These deposits yielded approximately 25 basis points during the current period.  The decline in our net interest margin was partially offset by a decline in our cost of interest bearing deposits and borrowings, which is primarily attributable to a general decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits was 0.44% during the three months ended September 30, 2011 compared to 0.50% for the same period last year.  The average balance of borrowings was $10.0 million and $6.8 million, respectively, during the three months ended September 30, 2011 and 2010.  The average cost of borrowings was 1.39% during the three months ended September 30, 2011 compared to 2.37% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,
	2011			2010
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$84,696	$53	0.25%	$69,403	$50	0.29%
U.S. Gov’t and Federal agency securities	2,246	7	1.33%	124	—	0.13%
Corporate notes	4,091	12	1.15%	—	—	—%
Residential mortgage-backed securities and CMOs	83,248	621	2.98%	39,393	405	4.12%
Federal Reserve Bank stock	1,233	19	6.00%	1,289	20	6.00%
Federal Home Loan Bank stock	1,820	1	0.27%	2,150	3	0.45%
Loans (1) (2)	188,608	2,365	4.98%	166,210	2,185	5.22%
Earning assets	365,942	3,078	3.34%	278,569	2,663	3.80%
Other assets	8,459			8,558
Total assets	$374,401			$287,127
Liabilities & Equity
Interest checking (NOW)	$28,332	20	0.28%	$27,555	15	0.22%
Money market deposits and savings	128,910	169	0.52%	61,554	98	0.63%
CDs	47,574	39	0.33%	60,251	76	0.50%
Borrowings	10,000	35	1.39%	6,827	41	2.37%
Total interest bearing deposits and borrowings	214,816	263	0.49%	156,187	230	0.58%
Demand deposits	112,149			81,604
Other liabilities	2,537			2,102
Total liabilities	329,502			239,893
Equity	44,899			47,234
Total liabilities & equity	$374,401			$287,127

Net interest income / spread		$2,815	2.85%		$2.433	3.22%

Net interest margin			3.05%			3.46%

(1)

Average balance of loans excludes the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans is net loan fee income accretion of $8,000 for the three months ended September 30, 2011 and net loan origination cost amortization of $39,000 for the three months ended September 30, 2010.

(2)

Includes average non-accrual loans of $6.6 million and $8.4 million for the three months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30, 2011 Compared to 2010 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$10	$(7)	$3
U.S. Gov’t and Federal agency securities	5	2	7
Corporate notes	12	—	12
Residential mortgage-backed securities and CMOs	354	(138)	216
Federal Reserve Bank stock	(1)	—	(1)
Federal Home Loan Bank stock	(1)	(1)	(2)
Loans	284	(104)	180
Total increase (decrease) in interest income	663	(248)	415
Interest expense:
Interest checking (NOW)	1	4	5
Money market deposits and savings	90	(19)	71
CDs	(14)	(23)	(37)
Borrowings	15	(21)	(6)
Total increase (decrease) in interest expense	92	(59)	33
Net increase (decrease) in net interest income	$571	$(189)	$382

During the nine months ended September 30, 2011, net interest income was $8.2 million compared to $7.3 million for the same period last year.  The increase is primarily related to an increase of $409,000 in interest earned on our investment securities, an increase of $402,000 in interest earned in connection with our loan portfolio, and a $138,000 decline in interest expense incurred on borrowings. The increase in interest earned on our investment portfolio is primarily due to a $27.6 million increase in the average balance of residential mortgage-backed securities and CMOs, partially offset by a 98 basis points decline in the yield earned on these securities.  The fluctuation in our loan interest income was primarily related to an increase of $16.5 million in the average balance of loans, partially offset by a 17 basis point decline in our loan yield.  The decline in interest expense incurred on borrowings was primarily due to a $4.4 million decrease in the average balance of borrowings and a 122 basis point decrease in the cost of borrowings.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.06% for the nine months ended September 30, 2011 compared to 3.43% for the same period last year.

The Company’s net interest margin was 3.27% for the nine months ended September 30, 2011, compared to 3.73% for the same period last year.  This decline is primarily attributable to a decrease in the yield on earning assets of 57 basis points, partially offset by a decline of 20 basis points in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets is primarily attributable to a general decline in interest rates earned on these assets during the nine months ended September 30, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.  These deposits yielded approximately 25 basis points during the current period.  The decline in our net interest margin was partially offset by a decline in our cost of interest bearing deposits and borrowings, which was primarily attributable to a general decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits was 0.45% during the nine months ended September 30, 2011 compared to 0.50% for the same period last year.  The average balance of borrowings was $5.6 million and $9.9 million, respectively, during the nine months ended September 30, 2011 and 2010.  The average cost of borrowings was 1.42% during the nine months ended September 30, 2011 compared to 2.64% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011			2010
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$73,457	$138	0.25%	$46,133	$88	0.26%
U.S. Gov’t and Federal agency securities	923	11	1.60%	559	8	2.07%
Debt securities issued by the States of the United States	1,311	17	1.76%	—	—	—%
Corporate notes	1,857	16	1.14%	—	—	—%
Residential mortgage-backed securities and CMOs	68,983	1,693	3.27%	41,344	1,319	4.25%
Federal Reserve Bank stock	1,256	56	6.00%	1,401	64	6.01%
Federal Home Loan Bank stock	1,913	4	0.30%	2,221	5	0.33%
Loans (1) (2)	187,497	7,003	4.99%	171,018	6,601	5.16%
Earning assets	337,197	8,938	3.54%	262,676	8,085	4.11%
Other assets	8,407			8,595
Total assets	$345,604			$271,271
Liabilities & Equity
Interest checking (NOW)	$30,879	67	0.29%	$23,230	39	0.23%
Money market deposits and savings	105,106	420	0.53%	53,252	271	0.68%
CDs	52,032	147	0.38%	61,337	250	0.55%
Borrowings	5,561	59	1.42%	9,975	197	2.64%
Total interest bearing deposits and borrowings	193,578	693	0.48%	147,794	757	0.68%
Demand deposits	104,978			74,633
Other liabilities	2,364			1,907
Total liabilities	300,920			224,334
Equity	44,684			46,937
Total liabilities & equity	$345,604			$271,271

Net interest income / spread		$8,245	3.06%		$7,328	3.43%

Net interest margin			3.27%			3.73%

(1)

Average balance of loans excludes the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans are net loan origination cost amortization of $31,000 and $102,000 for the nine months ended September 30, 2011 and 2010, respectively.

(2)

Includes average non-accrual loans of $6.8 million and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates.

	Nine Months Ended September 30, 2011 Compared to 2010 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$51	$(1)	$50
U.S. Gov’t and Federal agency securities	5	(2)	3
Debt securities issued by the States of the United States	17	—	17
Corporate notes	16	—	16
Residential mortgage-backed securities and CMOs	730	(356)	374
Federal Reserve Bank stock	(8)	—	(8)
Federal Home Loan Bank stock	(1)	—	(1)
Loans	621	(219)	402
Total increase (decrease) in interest income	1,431	(578)	853
Interest expense:
Interest checking (NOW)	15	13	28
Money market deposits and savings	217	(68)	149
CDs	(34)	(69)	(103)
Borrowings	(68)	(70)	(138)
Total increase (decrease) in interest expense	130	(194)	(64)
Net increase (decrease) in net interest income	$1,301	$(384)	$917

Provision for Loan Losses

There was no provision for loan losses for the three months ended September 30, 2011 and $275,000 for the nine months ended September 30, 2011, compared to $100,000 and $200,000 for the same periods last year.  The decline in provision for loan losses recorded during the three months ended September 30, 2011, as compared to the same period last year, is primarily due to the general improvement in the level of our criticized and classified loans, which generally consist of special mention, substandard and doubtful loans.  Special mention, substandard and doubtful loans were $6.8 million, $10.4 million and $900,000, respectively, at September 30, 2011, compared to $14.9 million, $16.7 million, and none at September 30, 2010.  We had net recoveries of $162,000 during the three months ended September 30, 2011, and net charge-offs of $312,000 during the nine months ended September 30, 2011, compared to net charge-offs of $528,000 and $1.2 million during the same periods last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 3.59% and 3.97% at September 30, 2011 and December 31, 2010, respectively.  As a percentage of our total loan portfolio and OREO, the amount of non-performing assets was 3.87% and 4.42% at September 30, 2011 and December 31, 2010, respectively.

Non-Interest Income

Non-interest income was $222,000 and $618,000 for the three and nine months ended September 30, 2011, respectively, compared to $223,000 and $662,000 for the same periods last year.  The decrease in non-interest income during the nine months ended September 30, 2011, as compared to the same periods last year, is primarily due to a $44,000 gain recognized during the previous year in connection with the sale of securities.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees. See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three and nine months ended September 30, 2011 and 2010.

Non-Interest Expense

Non-interest expense was $2.7 million and $8.0 million for the three and nine months ended September 30, 2011, respectively, compared to $2.4 million and $7.4 million for the same periods last year.  Compensation and benefits was $1.5 million and $4.3 million for the three and nine months ended September 30, 2011, respectively, compared to $1.2 million and $3.9 million for the same periods last year.  Occupancy expense was $268,000 and $770,000 for the three and nine months ended September 30, 2011, compared to $232,000 and $688,000 for the three and nine months ended September 30, 2010.  These increases were primarily caused by additional costs incurred in connection with expanding the Bank’s business development team and the opening of our Santa Monica relationship office during the previous quarter.  The increase in non-interest expense is partially offset by a reduction in the Bank’s FDIC assessments, which declined as a result of a change in the FDIC’s methodology regarding calculating a bank’s quarterly insurance assessments.  The FDIC assessment was $41,000 and $266,000 for the three and nine months ended September 30, 2011, respectively, compared to $107,000 and $283,000 for the same periods last year.

Income Tax Provision

During the three and nine months ended September 30, 2011 and 2010, we did not record an income tax provision related to our pre-tax earnings. Tax expense that would normally arise, because of the Company’s earnings during the three and nine months ended September 30, 2011 and 2010, was not recorded because it was offset by a reduction in the valuation allowance on the Company’s deferred tax asset.

Financial Condition

Assets

Total assets at September 30, 2011 were $384.4 million, representing an increase of approximately $76.0 million, or 24.6%, from $308.4 million at December 31, 2010.  The increase in total assets is primarily attributable to increases in cash and cash equivalents, investment securities and gross loans.  Cash and cash equivalents at September 30, 2011 were $95.1 million, representing an increase of $26.1 million, or 37.9%, from $69.0 million at December 31, 2010.  Investment securities at September 30, 2011 were $103.3 million, representing an increase of $44.8 million, or 76.7%, from $58.5 million at December 31, 2010.  Gross loans at September 30, 2011 were $184.8 million, representing an increase of $5.5 million, or 3.1%, from $179.3 million at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents totaled $95.1 million at September 30, 2011 and $69.0 million at December 31, 2010. We continued to maintain an elevated amount of cash and cash equivalents during the three and nine months ended September 30, 2011.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities.  The increase in cash and cash equivalents has been primarily caused by the growth within our deposit portfolio.  See the section “Liquidity and Asset/Liability Management” below.

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

At September 30, 2011, investment securities totaled $103.3 million compared to $58.5 million at December 31, 2010.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At September 30, 2011 and December 31, 2010, the weighted average rate and weighed average life of these securities were 3.00% and 3.64%, respectively, and 4.08 years and 3.43 years, respectively.  During the nine months ended September 30, 2011, the Company increased the level of investment security purchases as a result of excess liquidity generated by deposit growth and a lack of quality loan demand that meets our underwriting criteria.  We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 3.2%, or $5.6 million, from $174.0 million at December 31, 2010 to $179.6 million at September 30, 2011.  This increase in the loan portfolio is primarily within our residential real estate portfolio, which increased by $10.4 million, or 47.9%.  As of September 30, 2011 and December 31, 2010, gross loans outstanding totaled $184.8 million and $179.3 million, respectively.  Loan originations were $18.0 million and $58.4 million during the three and nine months ended September 30, 2011, respectively, as compared to $14.8 million and $32.7 million during the same periods last year.

As of September 30, 2011, substantially all of the Company’s loan customers were located in Southern California.  Additionally, the Company did not have any subprime mortgages.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual loans:
Commercial	$2,252	$1,693
Commercial real estate	4,041	5,080
Consumer and other	345	345
Total non-accrual loans	6,638	7,118

Other real estate owned (“OREO”)	532	845

Total non-performing assets	$7,170	$7,963

Non-performing assets to gross loans and OREO	3.87%	4.42%
Non-performing assets to total assets	1.87%	2.58%

Non-accrual loans totaled $6.6 million and $7.1 million at September 30, 2011 and December 31, 2010, respectively.   There were no accruing loans past due 90 days or more at September 30, 2011 and December 31, 2010.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $68,000 and $214,000 for the three and nine months ended September 30, 2011, respectively, and $125,000 and $350,000 for the same periods last year.  As a percentage of total assets, the amount of non-performing assets was 1.87% and 2.58% at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, non-accrual loans consisted of four commercial loans totaling $2.3 million, two commercial real estate loans totaling $4.0 million and one consumer and other loan totaling $345,000.  At December 31, 2010, non-accrual loans consisted of four commercial loans totaling $1.7 million, three commercial real estate loans totaling $5.1 million and one consumer and other loan totaling $345,000.  At September 30, 2011, OREO consisted of one single-family residential property, compared to two properties at December 31, 2010.

At September 30, 2011 and December 31, 2010, the recorded investment in impaired loans was $6.6 million and $7.1 million, respectively.  At September 30, 2011 and December 31, 2010, the Company had a $1.0 million and $1.2 million, respectively, specific allowance for loan losses on $1.2 million and $2.4 million, respectively, of impaired loans.  There were $5.4 million and $4.7 million of impaired loans with no specific allowance for loan losses at September 30, 2011 and December 31, 2010, respectively.  The average outstanding balance of impaired loans for the nine months ended September 30, 2011 was $6.8 million, compared to $8.9 million for the same period last year.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual and reversed any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.  There was no interest income recognized on these loans on a cash basis for the three and nine months ended September 30, 2011 and 2010.

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

Accordingly, the calculation of the adequacy of the ALL is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics).  We base the allocation for individual loans on the results of our impairment analysis, which is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral, if the loan is collateral dependent.  Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its risk grade.  The loss ratio is determined based primarily on the historical loss experience of our loan portfolio, augmented by the experience of management with similar assets and our independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Historical loss experience is determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a three-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Loss ratios are also compared to historical peer group loan loss data, as well as the loss experience of other financial institutions to further assess the reasonableness of these ratios.  These quantitative calculations are based on estimates and actual losses may vary materially and adversely from the estimates.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of September 30, 2011 and December 31, 2010 was adequate to absorb known and inherent risks in the loan portfolio.

The following is a summary of the activity for the ALL for the three and nine months ended September 30, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$2,671	$902	$296	$886	$329	$5,084
Provision for loan losses	(162)	—	62	100	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	162	—	—	—	—	162
Ending balance	$2,671	$902	$358	$986	$329	$5,246

Nine Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(99)	294	145	(9)	(56)	275
Charge-offs	(222)	(280)	—	—	—	(502)
Recoveries	180	—	—	—	10	190
Ending balance	$2,671	$902	$358	$986	$329	$5,246

The following is a summary of activities for the ALL for the three and nine months ended September 30, 2010:

(in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$4,947	$5,478
Provision for loan losses	100	200
Charge-offs:
Commercial	(659)	(889)
Commercial real estate	(250)	(650)
Consumer and other	—	(52)
Total charge-offs	(909)	(1,591)
Recoveries:
Commercial	381	386
Commercial real estate	—	20
Residential	—	22
Consumer and other	—	4
Total recoveries	381	432
Ending balance	$4,519	$4,519

There were no loans acquired with deteriorated credit quality during the nine months ended September 30, 2011 and 2010.

The ALL was $5.2 million, or 2.84% of our total loan portfolio, at September 30, 2011, compared to $5.3 million, or 2.95%, at December 31, 2010.  The decline in our ratio of ALL to total loans was primarily a function of improving credit quality related trends within our loan portfolio.  During the nine months ended September 30, 2011, our non-performing loans declined to $6.7 million from $7.1 million at December 31, 2010, and the ratio of our ALL to total non-performing loans improved to 79.03% at September 30, 2011 compared to 74.21% at December 31, 2010.  In addition, our ratio of non-performing loans to total loans was 3.59% and 3.97% at September 30, 2011 and December 31, 2010, respectively, and has declined for eight consecutive quarters, or 46.09% since the third quarter of 2009.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets due to uncertainty regarding their realizability.  At September 30, 2011 and December 31, 2010, we reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At September 30, 2011 and December 31, 2010, the Company maintained a deferred tax liability of $1.4 million and $586,000, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At September 30, 2011, total deposits were $325.9 million compared to $258.0 million at December 31, 2010, representing an increase of 26.3%, or $67.9 million.  This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $29.4 million and $60.6 million, respectively, due to continued core deposit gathering efforts, partially offset by decreases in certificates of deposit and interest bearing deposits of $13.2 million and $8.9 million, respectively.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $279.0 million and $197.9 million at September 30, 2011 and December 31, 2010, respectively, representing an increase of $81.1 million, or 41.0%.

The following table reflects a summary of deposit categories by dollar and percentage at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$120,895	37.1%	$91,501	35.5%
Interest bearing checking	24,770	7.6%	33,632	13.0%
Money market deposits and savings	133,349	40.9%	72,757	28.2%
Certificates of deposit	46,893	14.4%	60,099	23.3%
Total	$325,907	100.0%	$257,989	100.0%

At September 30, 2011 and December 31, 2010, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 10.4% and 13.2%, respectively, of total deposits.  Each of these deposits outstanding at September 30, 2011 is scheduled to mature in the fourth quarter of 2011. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 6 “Deposits.”

At September 30, 2011, the Company had $2.9 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.9% of total deposits.  At December 31, 2010, the Company had $12.8 million of CDARS deposits, which represented 5.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at September 30, 2011 and December 31, 2010 was $44.9 million and $57.6 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at September 30, 2011, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$37,190
Due after 3 months and within 6 months	1,210
Due after 6 months and within 12 months	3,392
Due after 12 months	3,120
Total	$44,912

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships and operating requirements, divided by total assets) was 40.05% at September 30, 2011 and 28.8% at December 31, 2010.

At September 30, 2011, the Company had a $54.9 million borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB.  The Company had $10.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2011.  At December 31, 2010, the Company had a $45.8 million borrowing/credit facility secured by a blanket lien of eligible loans at the FHLB.  The Company had $2.0 million of long-term borrowings and no overnight borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2010.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2011 and December 31, 2010 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2011	December 31, 2010
April 15, 2011	1.59%	$—	$2,000
May 23, 2013	0.63%	2,500	—
May 23, 2014	1.14%	2,500	—
May 26, 2015	1.65%	2,500	—
May 23, 2016	2.07%	2,500	—
	Total	$10,000	$2,000

At September 30, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at September 30, 2011 or December 31, 2010.

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

Capital Expenditures

As of September 30, 2011, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At September 30, 2011 , the Company had total stockholders’ equity of $45.3 million, which included $107,000 in common stock, $64.4 million in additional paid-in capital, $14.3 million accumulated deficit, $2.0 million in accumulated other comprehensive income, and $6.9 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2011 and December 31, 2010 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total Risk-Based Capital Ratio	$46,105	21.07%	$44,104	20.15%	$17,507	8.00%	$21,885	10.00%
Tier 1 Risk-Based Capital Ratio	$43,336	19.80%	$41,335	18.89%	$8,753	4.00%	$13,131	6.00%
Tier 1 Leverage Ratio	$43,336	11.65%	$41,335	11.10%	$14,884	4.00%	$18,612	5.00%

December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

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

(in thousands)	September 30, 2011	December 31, 2010
Commitments to extend credit	$64,789	$60,616
Commitments to extend credit to directors and officers (undisbursed amount)	$733	$1,841
Standby/commercial letters of credit	$2,480	$2,054
Guarantees on revolving credit card limits	$219	$261
Outstanding credit card balances	$49	$49

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of September 30, 2011 and December 31, 2010, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.30% and 0.33% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended September 30, 2011.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
July 1-31, 2011	41,867	$3.72	41,867	$1,362
August 1-31, 2011	159,340	3.64	159,340	782
September 1-30, 2011	46,620	3.72	46,620	609
Total	247,827	$3.67	247,827	$609

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

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Removed and Reserved.

Item 5.

Other Information

(a)

Additional Disclosures.  On November 4, 2011, 1st Century Bancshares, Inc. (“Bancshares”) entered into employment agreements with its Chairman of the Board of Directors and Chief Executive Officer, Alan I. Rothenberg, and its President and Chief Operating Officer, Jason P. DiNapoli.  These employment agreements were approved by the Board of Directors of Bancshares (the “Board”).

Alan I. Rothenberg Employment Agreement

Mr. Rothenberg’s employment agreement has an initial term of three years, which automatically extends for additional one-year terms, unless and until either party gives notice of its desire that the term not be extended at least 60 days prior to the expiration of the then current term.  Pursuant to his employment agreement, Mr. Rothenberg will receive an annual base salary of $292,500 and is eligible to receive an annual bonus. The Board will determine if Mr. Rothenberg should receive an annual bonus and, if so, the amount of such bonus in its sole discretion.  In addition, Mr. Rothenberg is entitled to receive certain other benefits that Bancshares extends to all of its executive employees, such as life insurance, disability insurance, health, dental, vision and other insurance benefits and 401(k) plan participation.

Under the employment agreement, Bancshares may grant from time to time to Mr. Rothenberg shares of restricted stock under and subject to the terms and conditions of Bancshares’ Amended 2005 Equity Incentive Plan or such other plan that Bancshares is then regularly granting shares of restricted stock to its executive officers.

In the event the employment of Mr. Rothenberg is terminated by Bancshares for Cause, Mr. Rothenberg is only entitled to base salary earned, paid time off accrued and unreimbursed business expenses, each through the date of termination.

In addition to what Mr. Rothenberg is entitled to in the event of termination for Cause, if he is terminated without Cause or he terminates his employment for Good Reason, Mr. Rothenberg will receive: (i) a lump sum payment equal to two times the amount of his highest base salary and annual bonus within the three-year period preceding the termination, (ii) a prorated bonus for the number of months worked during the year of termination, and (iii) medical, disability and life insurance benefits (the “Continuation Benefits”) until the earlier of one year from the date of separation and the date he receives comparable coverage from another employer (or a lump sum cash payment equal to the value of the Continuation Benefits in the event final regulations are issued by the U.S. Treasury Department, which prohibit the discriminatory payment of medical coverage).

In addition to what Mr. Rothenberg is entitled to in the event of termination for Cause, if his employment is terminated on account of permanent disability he will continue to receive his base salary then in effect for a period of one year in accordance with Bancshares regular payroll practices and will also receive Continuation Benefits for a period of six months following the separation date.  If Mr. Rothenberg’s employment terminates due to his death, his estate shall be entitled to payment of any benefits pursuant to any life insurance policy, and any unvested shares of restricted stock shall immediately vest.

As a condition to the receipt of any of the foregoing post-termination payments and benefits (except in the case of termination of employment due to death), Mr. Rothenberg is required to provide Bancshares with a general release from any and all claims, known and unknown, that Mr. Rothenberg may have against Bancshares.

The employment agreement contains standard confidentiality and other business protection covenants, including a covenant not to compete.  Generally speaking, Mr. Rothenberg agrees not to compete with, induce any employees to leave or otherwise interfere with or disrupt the relationships between Bancshares and its employees, or divert or attempt to divert from Bancshares any of its customers, during the term of his employment and for a period of one year following his separation from Bancshares.  The employment agreement also contains a standard indemnification provision.  In addition, Mr. Rothenberg may be entitled to a gross-up payment in the event he is subject to an excise tax under Section 4999 of the Internal Revenue Code as a result of payments made by Bancshares to or for his benefit.

The foregoing description of Mr. Rothenberg’s employment agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Jason P. DiNapoli Employment Agreement

Jason P. DiNapoli’s employment agreement has an initial term of three years, which automatically extends for additional one-year terms, unless and until either party gives notice of its desire that the term not be extended at least 60 days prior to the expiration of the then current term.  Pursuant to his employment agreement, Mr. DiNapoli will receive an annual base salary of $325,000.  The Board will determine if Mr. DiNapoli should receive an annual bonus and, if so, the amount of such bonus in its sole discretion.  In addition, Mr. DiNapoli is entitled to receive certain other benefits that Bancshares extends to all of its executive employees, such as life insurance, disability insurance, health, dental, vision and other insurance benefits and 401(k) plan participation.

Under the employment agreement, Bancshares may grant from time to time to Mr. DiNapoli shares of restricted stock under and subject to the terms and conditions of Bancshares’ Amended 2005 Equity Incentive Plan or such other plan that Bancshares is then regularly granting shares of restricted stock to its executive officers.

In the event the employment of Mr. DiNapoli is terminated by Bancshares for Cause, Mr. DiNapoli is only entitled to base salary earned, paid time off accrued and unreimbursed business expenses, each through the date of termination.

In addition to what Mr. DiNapoli is entitled to in the event of termination for Cause, if he is terminated without Cause or he terminates his employment for Good Reason, Mr. DiNapoli will receive: (i) a lump sum payment equal to two times the amount of his highest base salary and annual bonus within the three-year period preceding the termination, (ii) a prorated bonus for the number of months worked during the year of termination, and (iii) Continuation Benefits until the earlier of one year from the separation date or the date he receives comparable coverage from another employer (or a lump sum cash payment equal to the value of the Continuation Benefits in the event final regulations are issued by the U.S. Treasury Department, which prohibit the discriminatory payment of medical coverage).

In addition to what Mr. DiNapoli is entitled to in the event of termination for Cause, if his employment is terminated on account of permanent disability he will continue to receive his base salary then in effect for a period of one year in accordance with Bancshares regular payroll practices and will also receive Continuation Benefits for a period of six months following the separation date.  If Mr. DiNapoli’s employment terminates due to his death, his estate shall be entitled to payment of any benefits pursuant to any life insurance policy, and any unvested shares of restricted stock shall immediately vest.

As a condition to the receipt of any of the foregoing post-termination payments and benefits (except in the case of termination of employment due to death), Mr. DiNapoli is required to provide Bancshares with a general release from any and all claims, known and unknown, that Mr. DiNapoli may have against Bancshares.

The employment agreement contains standard confidentiality and other business protection covenants, including a covenant not to compete.  Generally speaking, Mr. DiNapoli agrees not to compete with, induce any employees to leave or otherwise interfere with or disrupt the relationships between Bancshares and its employees, or divert or attempt to divert from Bancshares any of its customers, during the term of his employment and for a period of one year following his separation from Bancshares.  The employment agreement also contains a standard indemnification provision.  In addition, Mr. DiNapoli may be entitled to a gross-up payment in the event he is subject to an excise tax under Section 4999 of the Internal Revenue Code as a result of payments made by Bancshares to or for his benefit.

The foregoing description of Mr. DiNapoli’s employment agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

Bradley S. Satenberg Severance Agreement

Pursuant to his severance agreement, in the event that Mr. Satenberg is terminated by Bancshares for Cause, Mr. Satenberg is only entitled to base salary earned, paid time off accrued and unreimbursed business expenses, each through the date of termination.  In addition to what Mr. Satenberg is entitled to in the event of termination for Cause, if he is terminated without Cause or he terminates his employment for Good Reason within twelve (12) months of a Change in Control, Mr. Satenberg will receive: (i) a lump sum payment equal to fifteen (15) months of his highest base salary and annual bonus within the three-year period preceding the termination, (ii) a prorated bonus for the number of months worked during the year of termination, (iii) immediate vesting in any of the remaining unvested shares of restricted stock and/or options granted to him under any award agreements existing as of the effective date of the agreement or awarded thereafter, and (iv) Continuation Benefits until the earlier of one year from the date of separation and the date he receives comparable coverage from another employer (or a lump sum cash payment equal to the value of the Continuation Benefits in the event final regulations are issued by the U.S. Treasury Department, which prohibit the discriminatory payment of medical coverage).

As a condition to the receipt of any of the foregoing post-termination payments and benefits (except in the case of termination for Cause), Mr. Satenberg is required to provide Bancshares with a general release from any and all claims, known and unknown, that Mr. Satenberg may have against Bancshares.

The foregoing description of Mr. Satenberg’s severance agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended September 30, 2011.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.

Exhibits

10.1

Employment Agreement between Alan I. Rothenberg and 1st Century Bancshares, Inc. dated November 4, 2011.

10.2

Employment Agreement between Jason P. DiNapoli and 1st Century Bancshares, Inc. dated November 4, 2011.

10.3

Severance Agreement between Bradley S. Satenberg and 1st Century Bancshares, Inc. dated November 4, 2011.

10.4

Severance Agreement between J. Kevin Sampson and 1st Century Bancshares, Inc. dated November 4, 2011.

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

101.INS

XBRL Instance Document.

101.SCH

XBRL Taxonomy Extension Schema Document.

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB

XBRL Taxonomy Extension Label Linkbase Document.

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act, as adopted by the Comptroller, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 8th day of November, 2011.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer