Form 10-Q/A
period 2011-09-30
1st Century Bancshares, Inc.
filed 2011-11-09
CIK 1420525

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

EXPLANATORY NOTE

This Form 10Q/A amends the Quarterly Report on Form 10-Q of 1st Century Bancshares, Inc. for the quarterly period ended September 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 8, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

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

101.LAB

XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)  These exhibits were previously included or incorporated by reference in 1st Century Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the U.S. Securities and Exchange Commission on November 8, 2011.

(2)  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CENTURY BANCSHARES, INC.

November 8, 2011	By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

November 8, 2011	By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

November 8, 2011	By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer

4