Form 10-K
period 2011-12-31
1st Century Bancshares, Inc.
filed 2012-03-06
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 001-34226

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates was approximately $32.4 million based on the closing sales price of a share of Common Stock of $3.70 as of June 30, 2011.

9,043,240 shares of common stock of the registrant were outstanding as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2011

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Annual Report on Form 10-K.  With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Annual Report on Form 10-K, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, on assumptions made by, and information available to, management at the time such statements are first made.  Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; a renewed decline in economic conditions; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors.”

Any forward-looking statements in this Annual Report on Form 10-K and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K, and hereby specifically disclaims any intention to do so, unless required by law.

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

At December 31, 2011, the Company had consolidated assets of $405.3 million, deposits of $332.5 million and stockholders’ equity of $45.1 million.

The Company maintains a website at http://www.1cbank.com.  By including the foregoing website address link, the Company does not intend to and shall not be deemed to incorporate by reference any material contained therein.  The Company makes available, free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).

The Bank

Headquartered in the West Los Angeles area of Los Angeles, California, known as Century City, the Bank is a full service commercial bank. The Bank was organized as a national banking association on October 27, 2003 and opened for business on March 1, 2004.  In 2011, the Bank opened a relationship office in Santa Monica, California.  The Bank’s primary focus is relationship banking to family and closely held middle market businesses, professional service firms, and high net worth individuals, real estate investors and entrepreneurs. The Bank also provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of our business client base.

The Bank’s founders and directors represent leading business executives and professionals in many industries with extensive personal contacts, and business, professional and community relationships throughout the Los Angeles area. The Bank’s strategy is to access the network of personal, business and professional relationships of our founders, directors, and investors by providing banking products and services with a high level of personal service. The Bank’s management team brings together a wealth of experience with complementary skills necessary to build and grow a superior community financial institution from these relationships.

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard to the east, the Santa Monica Mountains to the north, the Pacific Ocean to the west and the Los Angeles International Airport to the south.  This is a highly diversified market with most businesses operating in the service industry, and also includes a concentration of high net worth individuals.  According to the Los Angeles Economic Development Corporation (the “LAEDC”), the average annual wage of the Westside of Los Angeles was $64,050 in 2009 exceeding all other regions of Los Angeles County.  The average annual wage of Los Angeles County during the same period was $49,060.  The LAEDC defines the Westside of Los Angeles as the five incorporated cities of Beverly Hills, Culver City, Malibu, Santa Monica, West Hollywood, as well as major portions of the city of Los Angeles.  The latter includes some distinct communities such as Bel Air, Brentwood, Century City, Hollywood, Korea Town, Miracle Mile, Pacific Palisades, Westchester, Westwood and Venice.

The micro-economic market of Century City, where the Bank is based, is much more concentrated.  Smaller businesses dominate this market with 67.2% of employers having less than 5 employees.  According to the U.S. Department of Commerce, Bureau of the Census data for 2009, there are approximately 2,400 businesses located in Century City’s one square mile area, of which 567 (23.2%) are legal services firms.  Other industries heavily represented in Century City include entertainment, financial services, real estate investment and accounting/business management.

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

Competition

The Bank competes with other banks and financial institutions to attract deposits. The Bank faces competition from established local and regional banks and savings banks. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories.  In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by founders, investors, officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole, or in part, by its correspondent banks. See Part I, Item 1 – “Business - Supervision and Regulation.”

Products and Services

The Bank’s goal is to deliver the most responsive and adaptive depository and lending products and services to our clientele.  While the Bank will endeavor to maintain maximum flexibility with regards to structure, pricing and terms, the Bank’s product offerings are along the following lines:

Loans

•

Business and personal lines of credit and term loans,

•

Tenant improvement and equipment financing,

•

Bridge and/or specific purpose loans,

•

Commercial, industrial, multi-family and 1-4 single family residential real estate lending,

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

The Board has granted loan approval authority to the President/Chief Executive Officer and the Executive Vice President/Chief Credit Officer, which may be exercised individual or jointly up to designated approval limits.  The Board has also established the Bank’s Board of Directors’ Loan Committee (the “Directors’ Loan Committee”), which approves loans above designated amounts.  The Directors’ Loan Committee consists of three outside Bank board members and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $7.2 million at December 31, 2011.

In addition, the full Board must approve any loan that is subject to FRB Regulation O, which governs loans made by the Bank to the Company’s Directors, executive officers, and principal shareholders as those terms are defined in Regulation O.

Loan Review

We recognize that the proper monitoring of loans is essential for evaluating the quality of our loan portfolio and for ensuring that the allowance for loan losses is adequate. We have established a loan grading system consisting of nine different categories (Grades 1 through 4 and 4w, and 5 through 8). Grades 1 through 4 and 4w reflect strong, good and satisfactory risk. Grades 5 through 8 include Special Mention (criticized assets) and the classified assets categories of Substandard, Doubtful, and Loss.  Loans graded 5 through 8 are evaluated for impairment.

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

Concentrations/Customers

Approximately 60.9% of total loans at December 31, 2011, consisted of real estate loans, including first trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2011, there are 78 loans that have outstanding balances of $1,000,000 or more, which totals approximately $176.1 million or 75.6% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 350 loans totaling $179.3 million at December 31, 2010 to approximately 410 loans totaling $233.0 million at December 31, 2011. Between December 31, 2010 and December 31, 2011, the average balance per loan has increased from $512,000 to $569,000.  Substantially all of the Company’s loan, as well as deposit customers are located in Southern California.

Correspondent Banks

Correspondent bank deposit accounts are generally maintained to enable the Bank to transact types of activities that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Employees

At December 31, 2011, the Company had 49 total and full-time equivalent employees.

Economic Conditions, Government Policies, Legislation, and Regulation

Introduction

Our profitability, like most banks, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprises the major portion of our earnings.

Our business is also influenced by the monetary and fiscal policies of the U.S. federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating unemployment) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings banks, credit unions, and other financial institutions. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.  See Part I, Item 1 - “Business - Supervision and Regulation.”

Recent Economic Conditions

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets, which continued through 2011.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and residential construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many commercial, as well as residential loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring that institutions take action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

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

Bancshares

As a bank holding company, the Company is subject to regulation and examination by the FRB under the BHC Act.  Accordingly, the Company is subject to the FRB’s authority to:

•

require periodic reports and such additional information as the FRB may require,

•

require us to maintain certain levels of capital. See Part I, Item 1. “Business — Capital Standards”,

•

require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both,

•

terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary,

•

regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations, and

•

approve acquisitions and mergers with other banks or savings banks and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

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

The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels.  In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.”  Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan.  Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan.  However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became “undercapitalized” and (ii) the amount necessary to bring the bank into compliance with the plan.  Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership.  A bank subject to prompt corrective action also may affect its parent bank holding company in other ways.  These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank, subordinated debt payments to the parent and other transactions between the bank and the holding company.  In addition, the regulators may impose restrictions on the ability of the bank holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the “undercapitalized” subsidiary bank.

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

Securities Registration

Bancshares’ securities are registered with the SEC under the Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information disclosure, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

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

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances).  At December 31, 2011, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $1.7 million.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits).  Additionally, each member bank is required to hold stock in its regional federal reserve bank.  The stock cannot be sold, traded, or pledged as collateral for loans.  As specified by law, member banks receive a six percent annual dividend on their federal reserve bank stock.  At December 31, 2011, the Bank was in compliance with these requirements and the investment in federal reserve bank stock totaled $1.3 million.

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

The FRB, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities for certain banking organizations, less goodwill, most intangible assets and certain other assets.

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

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III capital framework, the effects of accumulated other comprehensive items are not excluded, which could result in significant variations in level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The timing for the federal banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain, but the federal banking agencies have indicated informally that rules implementing the Basel III capital framework will be published for comment during the first half of 2012. The rules ultimately adopted and made applicable to the Company may be different from the Basel III final framework as published in December 2010.  Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR has been implemented for an observation period beginning in 2011, but will not be introduced as a requirement until January 1, 2015, and the NSFR will not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

The following table sets forth the regulatory capital guidelines for the Bank and the actual capitalization levels for the Bank and the Company as of December 31, 2011:

	Adequately Capitalized	Well Capitalized	Bank	Company
	(greater than or equal to)			(consolidated)
Total risk-based capital ratio	8.00%	10.00%	17.32%	17.91%
Tier 1 risk-based capital ratio	4.00%	6.00%	16.06%	16.64%
Tier 1 leverage capital ratio	4.00%	5.00%	10.54%	10.92%

As of December 31, 2011, management believes that the Company’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

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

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Our deposit insurance expense during 2009 included $99,000 recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, the Company paid $1.0 million in prepaid risk-based assessments.  At December 31, 2011, the remaining prepaid balance to be applied against future risk-based assessments was $231,000.

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

Effective April 1, 2011, the deposit insurance assessment base was changed from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act.

FDIC insurance expense totaled $353,000 and $399,000 in 2011 and 2010, respectively.

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

A renewed deterioration of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the banking industry. In particular, the Company may face the following risks in connection with these events:

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

The Company has grown since it began operations in March 2004. At December 31, 2011, the Company had $405.3 million in total assets, $227.7 million in net loans and $332.5 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships.  The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all, which would have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

The Company’s success depends heavily on the abilities and continued service of its executive officers, especially Alan I. Rothenberg, Chairman and Chief Executive Officer, Jason P. DiNapoli, President and Chief Operating Officer, Bradley S. Satenberg, Executive Vice President and Chief Financial Officer and J. Kevin Sampson, Executive Vice President and Chief Credit Officer. These four individuals are integral to implementing the Company’s business plan.  If the Company loses the services of any of these executive officers, the Company’s business, financial condition, results of operations, cash flows and stock price may be materially and adversely affected. Furthermore, attracting suitable replacements may be difficult and may require significant management time and resources.

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

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price, particularly during the current global economic downturn. Unexpected losses may arise for a wide variety of reasons, many of which are beyond the Company’s ability to predict, influence or control. Some of these reasons could include a continued and prolonged economic downturn in the State of California or the United States, such as the current recession, a decline in the state or national real estate market, like the one we are currently experiencing, changes in the interest rate environment and natural disasters.

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

Bank regulators, as an integral part of their respective supervisory functions, periodically review the Company’s allowance for loan losses. They may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses or further loan charge-offs required by bank regulators could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company’s lending limit may adversely affect the Company’s competitiveness.

The Company’s regulatory lending limit as of December 31, 2011 to any one customer or related group of customers was approximately $7.2 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes and it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company’s business depends in part upon the use of the internet and online services as a medium for banking and commerce by customers. The Company’s inability to modify or adapt its infrastructure in a timely manner or the expenses incurred in making such adaptations could have a material and adverse effect on the Company’s business. Additionally, any compromise in the secured transmission of confidential information over public networks could have a material and adverse effect on the Company’s business.

Changes in economic conditions, and in particular the current prolonged economic slowdown in the State of California and the United States, could have a material and adverse effect on the Company’s business.

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control.  The Company is particularly susceptible to conditions and changes affecting the State of California and Southern California in particular in view of the concentration of its operations and collateral securing, and likely to secure its loan portfolio in Southern California. The deterioration in economic conditions, in California and Southern California in particular, has had and may continue to have the following consequences, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price:

•

Renewed increases in problem assets and foreclosures.

•

Renewed increases in loan delinquencies.

•

Further decline in demand for loans and other products and services may continue.

•

Deposits may decrease.

•

Collateral for loans made by the Company, especially real estate, have and may continue to decline in value, in turn reducing customers’ borrowing power or capacity to repay, and reducing the value of assets and collateral associated with the Company’s existing loans.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the Company's interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions are permitted to offer interest on demand deposits to compete for clients.  If the Company begins offering interest on demand deposits to attract additional customers or maintain current customers, the Company's interest expense will increase and its net interest margin will decrease, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and stock price.

Many of the Company’s loans are secured by real estate, and the ongoing downturn in the real estate market could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The current downturn in the real estate market has had and may continue to have an adverse effect on the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2011, approximately 60.9% of the Company’s total loans consisted of real estate loans. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and acts of nature. In addition, real estate values in California could be affected by, among other things, earthquakes and national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and as a result the Company is more likely to suffer losses on defaulted loans, which would have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company’s loan and deposit activities are largely based in the Los Angeles metropolitan area.  As a result, the Company’s financial performance will depend largely upon economic conditions in this area. Adverse local economic conditions have caused and may continue to cause the Company to experience an increase in loan delinquencies, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company’s income, cash flows and asset values could be reduced by changes in interest rates.

The Company’s income and cash flows and the value of its assets depend to a great extent on the difference between the interest rates it earns on interest-earning assets, such as loans and investment securities, and the interest rates it pays on interest bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence not only the interest the Company receives on its loans and investment securities and the amount of interest it pays on deposits, it will also affect the Company’s ability to originate loans and obtain deposits and its costs in doing so. If the rate of interest the Company pays on its deposits and other borrowings increases more than the rate of interest it earns on its loans and other investments, the Company’s net interest income, and therefore its earnings, would be materially and adversely affected. The Company’s earnings would also be materially and adversely affected if the rates on its loans and other investments fall more quickly than those on its deposits and other borrowings.

The Company may be materially and adversely affected by the soundness of other financial institutions.

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships.  In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks.  These transactions expose the Company to credit risk in the event of a default by counterparty.  On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties.  As of December 31, 2011, the Company had not entered into any financial derivative contracts with any counterparties.  In addition, at December 31, 2011, the Company did not have any unsecured federal funds sold with any correspondent banks.  However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

The Company may need to raise additional capital in the future, and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the FHLB.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building.  The Bank has a branch office and a Private Banking Center at this same location.  The Company’s main office consists of approximately 3,158 square feet of usable ground floor space for the branch office and administrative offices, and 8,108 square feet of usable space for the administrative offices on the 14th floor of the building with a lease term expiring in June 2014, as well as 2,746 square feet of usable ground floor space for the Bank’s Private Banking Center with a lease term expiring in November 2017.  The total future minimum commitments for the leases at 1875 Century Park East at December 31, 2011 was $2.0 million.

In addition, the Bank opened a relationship office during 2011, which is located at 1148 4th Street, Santa Monica, California 90403.  This office is approximately 1,957 square feet of usable space with a 12-month lease expiring in May 2012.  The Company has an 18-month option to extend this lease through November 2013.  The total future minimum commitments for this lease at December 31, 2011 was $29,600.

Item 3.

Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 4.

Mine Safety Disclosures

Not applicable.

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

Trading prices are based on information received from the NASDAQ CM based on all transactions reported on the NASDAQ CM.  The following table sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2011 and 2010.

Year ended December 31, 2011	High	Low
Fourth Quarter	$3.67	$3.36
Third Quarter	$3.94	$3.50
Second Quarter	$4.10	$3.52
First Quarter	$4.39	$4.00

Year ended December 31, 2010
Fourth Quarter	$4.20	$3.65
Third Quarter	$3.75	$3.20
Second Quarter	$4.32	$3.35
First Quarter	$3.95	$3.35

As of December 31, 2011, there were 882 registered shareholders of record of the Company’s common stock, including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended December 31, 2011.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
October 1-31, 2011	17,699	$3.48	17,699	$547
November 1-30, 2011	46,541	3.61	46,541	379
December 1-31, 2011	51,597	3.57	51,597	195
Total	115,837	$ 3.58	115,837	$ 195

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

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon estimates from historical peer group loan loss data, the loss experience of other financial institutions, as well as the historical loss experience of the loan portfolio, augmented by the experience of management with similar assets and the Company’s independent loan review process.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within the portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a three-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  The allowance is based on estimates and actual losses may vary materially from the estimates.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further increases in the provision for loan losses and/or additional charge-offs of loans.  See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Allowance for Loan Losses” for further details considered by management in estimating the necessary level of the allowance for loan losses.

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

Summary of the Results of Operation and Financial Condition

For the years ended December 31, 2011 and 2010, the Company recorded net income of $1.0 million, or $0.11 per diluted share, and net loss of $2.0 million, or $0.22 per diluted share, respectively.  The increase in net income for the year ended December 31, 2011, as compared to the same period last year, is primarily related to an increase in net interest income of $1.4 million, as well as a decrease in provision for loan losses of $2.5 million, partially offset by an increase in non-interest expenses of $818,000.

Total assets at December 31, 2011 were $405.3 million, representing an increase of approximately $96.9 million, or 31.4%, from $308.4 million at December 31, 2010.  The increase in total assets is primarily attributable to increases in investment securities and loans, partially offset by a decrease in cash and cash equivalents.  Investment securities at December 31, 2011 were $129.9 million, representing an increase of $71.4 million, or 122.2%, from $58.5 million at December 31, 2010.  The increase in investment securities is primarily within agency mortgage-backed securities, which had an average life of 3.57 years at December 31, 2011.  Total loans at December 31, 2011 were $233.0 million, representing an increase of $53.7 million, or 30.0%, from $179.3 million at December 31, 2010.  Cash and cash equivalents at December 31, 2011 were $41.9 million, representing a decrease of $27.1 million, or 39.2%, from $69.0 million at December 31, 2010.

Total liabilities at December 31, 2011 increased by $96.2 million, or 36.4%, to $360.2 million, as compared to $264.0 million at December 31, 2010.  This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $31.3 million and $69.3 million, respectively, due to continued core deposit gathering efforts, partially offset by decreases in certificates of deposit and interest bearing demand deposits of $13.3 million and $12.9 million, respectively.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $285.6 million and $197.9 million at December 31, 2011 and December 31, 2010, respectively, representing an increase of $87.8 million, or 44.3%.  The increase in total liabilities was also partially due to an $23.0 million increase in other borrowings, which were primarily utilized to fund additional loan production during 2011.

Average interest earning assets increased $77.8 million from $273.4 million for the year ended December 31, 2010 to $351.2 million for the year ended December 31, 2011.  The weighted average interest rate on interest earning assets decreased to 3.48% for the year ended December 31, 2011 from 3.97% for the same period last year.  This decrease is primarily attributable to a general decline in yields earned on interest earning assets during the year ended December 31, 2011, as compared to the same period last year, as well as an increase in the average balance of interest earning deposits at other financial institutions.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2011	2010
Return on average assets	0.29%	(0.70)%

Return on average stockholders’ equity	2.29%	(4.18)%

Average equity to average assets	12.45%	16.63%

Net interest margin	3.21%	3.62%

At December 31, 2011, stockholders' equity totaled $45.1 million, or 11.1% of total assets, as compared to $44.3 million, or 14.4% at December 31, 2010.  The Company’s book value per share of common stock was $4.97 as of December 31, 2011, an increase of 4.2%, from $4.77 per share as of December 31, 2010.

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at December 31, 2011 and 2010.  There was no change in the targeted federal funds rate during the years ended December 31, 2011 and 2010, remaining at 0.00%-0.25%.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail in Part II, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Asset/Liability Management.”

For the year ended December 31, 2011, net interest income was $11.3 million compared to $9.9 million for the same period last year.  This increase is primarily related to an increase of $735,000 in interest earned on our investment securities and an increase of $576,000 in interest earned in connection with our loan portfolio.  The increase in interest earned on our investment portfolio was primarily due to a $38.2 million increase in the average balance of residential mortgage-backed securities and CMOs, partially offset by a 83 basis point decline in the yield earned on these securities.  The fluctuation in our loan interest income was primarily related to a $19.7 million increase in the average balance of loans, partially offset by a 23 basis point decline in our loan yield.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.02% for the year ended December 31, 2011 compared to 3.34% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.21% for the year ended December 31, 2011, compared to 3.62% for the same period last year.  This decline is primarily attributable to a decrease in the yield on earning assets of 49 basis points, partially offset by a decline of 17 basis points in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets is primarily attributable to a decline in interest rates earned on these assets during the year ended December 31, 2011, as compared to the same period last year, which was caused by a general decline in interest rates during the current year compared to the same period last year, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields during this period.  Yield on earning assets were further impacted by an increase in the average balance of interest earning deposits at other financial institutions.  These deposits yielded approximately 25 basis points during the current period.  The decline in our net interest margin was partially offset by a decline in our cost of interest bearing deposits and borrowings, which is primarily attributable to a general decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits was 0.43% during the year ended December 31, 2011 compared to 0.52% for the same period last year.  The average cost of borrowings was 1.40% during the year ended December 31, 2011 compared to 2.53% for the same period last year.

The following table sets forth our average balances, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2011, 2010 and 2009.

	Years ended December 31,
	2011			2010			2009
	Average	Interest		Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Federal funds sold	$—	$—	—%	$—	$—	—%	$385	$1	0.25%
Interest earning deposits at other financial institutions	71,119	180	0.25%	54,896	140	0.25%	7,571	16	0.21%
U.S. Gov’t and Federal agency securities	1,227	14	1.09%	456	8	1.92%	1,804	4	0.24%
Debt securities issued by the States of the United States	981	17	1.76%	215	4	1.72%	—	—	—%
Corporate notes	2,545	30	1.19%	—	—	—%	—	—	—%
Residential mortgage backed securities and CMOs	80,333	2,418	3.01%	42,122	1,732	4.11%	43,822	2,071	4.73%
Federal Reserve Bank stock	1,258	75	6.00%	1,376	83	6.01%	1,640	99	6.01%
Federal Home Loan Bank stock	1,869	6	0.30%	2,182	7	0.35%	2,277	5	0.21%
Loans (1) (2)	191,874	9,467	4.93%	172,177	8,891	5.16%	194,868	9,585	4.92%
Earning assets	351,206	12,207	3.48%	273,424	10,865	3.97%	252,367	11,781	4.67%
Other assets	8,324			8,643			7,978
Total assets	$359,530			$282,067			$260,345
Liabilities & Equity
Interest checking (NOW)	$28,823	80	0.28%	$26,409	62	0.23%	$12,400	34	0.28%
Money market deposits and savings	114,778	570	0.50%	58,281	378	0.65%	48,967	329	0.68%
CDs	50,624	181	0.36%	61,185	320	0.52%	63,705	504	0.79%
Borrowings	6,790	95	1.40%	8,387	212	2.53%	27,126	491	1.81%
Total interest bearing deposits and borrowings	201,015	926	0.46%	154,262	972	0.63%	152,198	1,358	0.89%
Demand deposits	111,328			78,858			52,725
Other liabilities	2,435			2,050			1,439
Total liabilities	314,778			235,170			206,362
Equity	44,752			46,897			53,983
Total liabilities & equity	$359,530			$282,067			$260,345

Net interest income / spread		$11,281	3.02%		$9,893	3.34%		$10,423	3.78%

Net interest margin			3.21%			3.62%			4.13%

(1)

Before allowance for loan losses and net deferred loan fees and costs.  Included in net interest income was net loan origination cost amortization of $30,000, $95,000 and $84,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)

Includes average non-accrual loans of $6.8 million, $8.4 million and $8.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Years ended December 31, 2011 Compared to 2010
	Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$41	$(1)	$40
U.S. Gov’t and Federal agency securities	11	(5)	6
Debt securities issued by the States of the United States	13	—	13
Corporate notes	30	—	30
Residential mortgage backed securities and CMOs	1,245	(559)	686
Federal Reserve Bank stock	(8)	—	(8)
Federal Home Loan Bank stock	(1)	—	(1)
Loans	984	(408)	576
Total increase (decrease) in interest income	2,315	(973)	1,342
Interest expense:
Interest checking (NOW)	6	12	18
Money market deposits and savings	298	(106)	192
CDs	(49)	(90)	(139)
Borrowings	(35)	(82)	(117)
Total increase (decrease) in interest expense	220	(266)	(46)
Net increase (decrease) in net interest income	$2,095	$(707)	$1,388

	Years ended December 31, 2010 Compared to 2009
	Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold	$(1)	$—	$(1)
Interest earning deposits at other financial institutions	119	5	124
U.S. Gov’t and Federal agency securities	(3)	7	4
Debt securities issued by the states of the United States	4	—	4
Residential mortgage backed securities and CMOs	(77)	(262)	(339)
Federal Reserve Bank stock	(16)	—	(16)
Federal Home Loan Bank stock	—	2	2
Loans	(1,150)	456	(694)
Total (decrease) increase in interest income	(1,124)	208	(916)
Interest expense:
Interest checking (NOW)	35	(7)	28
Money market deposits and savings	59	(10)	49
CDs	(18)	(166)	(184)
Borrowings	(425)	146	(279)
Total decrease in interest expense	(349)	(37)	(386)
Net (decrease) increase in net interest income	$(775)	$245	$(530)

Provision for Loan Losses

The provision for loan losses was $275,000 and $2.8 million for the years ended December 31, 2011 and 2010, respectively.  The decline in provision for loan losses recorded during the year ended December 31, 2011, as compared to the same period last year, is primarily due to the general improvement in the level of our criticized and classified loans, which consist of special mention, substandard and doubtful loans.  Special mention, substandard and doubtful loans were $3.7 million, $11.0 million and none, respectively, at December 31, 2011, compared to $6.1 million, $17.0 million, and $1.1 million at December 31, 2010.  We had net charge-offs of $274,000 during the year ended December 31, 2011, compared to net charge-offs of $3.0 million during the same period last year.   The provision for loan losses was recorded based on an analysis of the factors discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Allowance for Loan Losses.

During the year ended December 31, 2010, we recorded a provision for loan losses and corresponding net charge-off of approximately $2.0 million and $1.0 million, respectively, in connection with one commercial loan located in Southern California that emerged as a problem during the fourth quarter of 2010.  As a percentage of our total loan portfolio, the amount of non-performing loans was 3.26% and 3.97% at December 31, 2011 and 2010, respectively.  As a percentage of our total loan portfolio and other real estate owned (“OREO”), the amount of non-performing assets was 3.26% and 4.42% at December 31, 2011 and 2010, respectively.

Non-Interest Income

Non-interest income was $934,000 for the year ended December 31, 2011 compared to $945,000 for the same period last year.  During the year ended December 31, 2011, the Company sold one Available for Sale security totaling $140,000, resulting in a realized gain of $2,000.  During the year ended December 31, 2010, the Company sold two Available for Sale securities totaling $3.8 million, resulting in a realized gain of $44,000.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  Service charges and other operating income includes service charges and fees on deposit accounts, as well as other operating income, which mainly consists of outgoing funds transfer wire fees.  See Note 13 “Non-Interest Income” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding non-interest income for the years ended December 31, 2011 and 2010.

Non-Interest Expense

Non-interest expense was $10.8 million for the year ended December 31, 2011, compared to $10.0 million for the same period last year.  Compensation and benefits was $5.8 million for the year ended December 31, 2011, compared to $5.2 million for the same period last year.  Occupancy expense was $1.1 million for the year ended December 31, 2011, compared to $924,000 for the same period last year.  These increases were primarily caused by additional costs incurred in connection with expanding the Bank’s business development team and the opening of our Santa Monica relationship office during the year.  The variance in non-interest expense was further impacted by a $329,000 loss incurred during 2011 in connection with the sale of OREO.  See Note 14 “Other Operating Expenses” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding other operating expenses for the years ended December 31, 2011 and 2010.

Income Tax Provision

During the year ended December 31, 2011, we recorded a tax expense of approximately $71,000, primarily related to amounts due for California State taxes.  The taxes owed in connection with our pre-tax earnings would have typically been entirely offset by the Company’s net operating loss carryforwards, however, the State temporarily suspended the use of these carryforwards for the year ended December 31, 2011, and, as a result, the Company has recorded a tax liability for that period.  Going forward, the Company does not anticipate owing any substantial taxes for Federal or State purposes, until the Company’s net operating losses are fully utilized.  During the year ended December 31, 2010, we did not record an income tax provision.

See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deferred Tax Asset.

Financial Condition

Assets

Total assets increased 31.4%, or $96.9 million, to $405.3 million at December 31, 2011, from $308.4 million at December 31, 2010. The increase in total assets is primarily attributable to increases in investment securities and loans, partially offset by a decrease in cash and cash equivalents.  Investment securities at December 31, 2011 were $129.9 million, representing an increase of $71.4 million, or 122.2%, from $58.5 million at December 31, 2010.  The increase in investment securities was primarily attributable to the purchase of agency mortgage-backed securities, which had an average life of 3.57 years at December 31, 2011.  Loans at December 31, 2011 were $233.0 million, representing an increase of $53.7 million, or 30.0%, from $179.3 million at December 31, 2010.  The most significant loan growth has been in our single-family residential real estate portfolio, which has increased by approximately $33.2 million, or 153.1%, during the year.  Loan originations were $117.1 million during the year ended December 31,

2011, compared to $67.6 million during the same period last year.  Cash and cash equivalents decreased $27.1 million, or 39.2%, from $69.0 million at December 31, 2010 to $41.9 million at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents totaled $41.9 million and $69.0 million at December 31, 2011 and 2010, respectively.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans or investment securities.  See the section “Liquidity and Asset/Liability Management” below.

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

At December 31, 2011, investment securities totaled $129.9 million compared to $58.5 million at December 31, 2010.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At December 31, 2011 and 2010, the weighted average rate and weighed average life of these securities were 2.60% and 3.64%, respectively, and 3.57 years and 3.43 years, respectively.  During the year ended December 31, 2011, the Company increased the level of investment security purchases as a result of excess liquidity generated by deposit growth.  We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

See Note 2 “Investment Securities” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2011 and 2010.

The following is a summary of the investments categorized as Available for Sale at December 31, 2009:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Investments–Available for Sale
U.S. Gov’t and Federal Agency Securities	$2,000	$—	$(8)	$1,992
Residential Mortgage-Backed Securities	39,402	1,494	(106)	40,790
Residential CMOs	272	8	—	280
Total	$41,674	$1,502	$(114)	$43,062

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2011, 2010 or 2009.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs /unearned fees increased 30.9%, or $53.7 million, from $174.0 million at December 31, 2010 to $227.7 million at December 31, 2011.  This increase in the loan portfolio is primarily within our residential real estate portfolio, which increased by $33.2 million, or 153.1% in 2011.  As of December 31, 2011 and 2010, gross loans outstanding totaled $233.0 million and $179.3 million, respectively.  Loan originations were $117.1 million and $67.6 million during the years ended December 31, 2011 and 2010, respectively.  The following table sets forth the comparison of our loan portfolio by major categories as of the dates indicated:

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$70,945	30.4%	$67,411	37.6%	$84,721	46.6%	$104,990	52.5%	$90,801	52.7%
Commercial real estate	70,269	30.2%	54,456	30.4%	59,403	32.7%	56,682	28.3%	47,210	27.4%
Residential	54,944	23.6%	21,707	12.1%	1,880	1.0%	1,983	1.0%	3,551	2.0%
Land and construction	16,670	7.2%	15,462	8.6%	16,777	9.3%	17,371	8.7%	13,446	7.8%
Consumer and other (2)	20,140	8.6%	20,235	11.3%	18,927	10.4%	18,957	9.5%	17,356	10.1%
Loans, gross	232,968	100.0%	179,271	100.0%	181,708	100.0%	199,983	100.0%	172,364	100.0%
Plus (Less) — net deferred costs (unearned fee income)	37		22		99		(27)		(131)
Less — allowance for loan losses	(5,284)		(5,283)		(5,478)		(5,171)		(2,369)
Loans, net	$227,721		$174,010		$176,329		$194,785		$169,864

(1)

Unsecured commercial loan balances were $11.5 million, $11.0 million, $17.5 million, $23.9 million, and $22.0 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

(2)

Unsecured consumer and other loan balances were $2.8 million, $1.9 million, $1.8 million, $4.1 million, and $5.9 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

As of December 31, 2011, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

The table below reflects the maturity distribution for the loans (except for the consumer and other loans) in our loan portfolio at December 31, 2011:

	December 31, 2011
		Greater than one year
	One Year or	through	Greater than
(in thousands)	Less	five years	five years	Total
Commercial Loans
Floating rate	$17,039	$28,205	$274	$45,518
Fixed rate	5,019	17,893	2,515	25,427
Real Estate Loans
Floating rate	7,737	10,108	27,379	45,224
Fixed rate	24,774	34,939	36,946	96,659
	$54,569	$91,145	$67,114	$212,828

As of December 31, 2011, $8.3 million of our floating rate loans were at or below their floor rates.  The weighted average minimum interest rate on these loans was 4.68% at December 31, 2011.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at December 31, 2011, 2010, 2009 and 2008:

	December 31,
(dollars in thousands)	2011	2010	2009	2008
Non-accrual loans:
Commercial	$2,175	$1,693	$3,032	$—
Commercial real estate	3,756	5,080	5,923	3,435
Residential	—	—	845	607
Land and Construction	1,330	—	—	—
Consumer and other	345	345	10	1,650
Total non-accrual loans	7,606	7,118	9,810	5,692
OREO	—	845	—	162
Total non-performing assets	$7,606	$7,963	$9,810	$5,854

Non-performing assets to total loans and OREO	3.26%	4.42%	5.40%	2.92%
Non-performing assets to total assets	1.88%	2.58%	3.60%	2.26%

There were no non-performing assets at December 31, 2007.

Non-accrual loans totaled $7.6 million and $7.1 million at December 31, 2011 and 2010, respectively.  There were no accruing loans past due 90 days or more at December 31, 2011 and 2010.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $263,000 and $434,000 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, non-accrual loans consisted of four commercial loans totaling $2.2 million, two commercial real estate loans totaling $3.8 million, one commercial land loan totaling $1.3 million and one consumer and other loan totaling $345,000.  At December 31, 2010, non-accrual loans consisted of four commercial loans totaling $1.7 million, three commercial real estate loans totaling $5.1 million and one consumer and other loan totaling $345,000.

As of December 31, 2011, there was no OREO.  As of December 31, 2010, OREO consisted of two single-family residential properties totaling $845,000. These properties were located in Southern California and were recorded as and included in accrued interest and other assets on the Consolidated Balance Sheet.

At December 31, 2011 and 2010, the recorded investment in impaired loans was $7.6 million and $7.1 million, respectively.  At December 31, 2011, the Company had a $700,000 specific allowance for loan losses on $1.1 million of impaired loans.  At December 31, 2010, the Company had a $1.2 million specific allowance for loan losses on impaired loans of $2.4 million.  There were $6.5 million and $4.7 million of impaired loans with no specific allowance for loan losses at December 31, 2011 and 2010, respectively.  The average outstanding balance of impaired loans for the years ended December 31, 2011 and 2010 was $6.8 million and $8.4 million, respectively.  No interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual, reversed any uncollected interest that had been accrued as income and began recognizing interest income only as cash interest payments are received.  There was no interest income recognized on these loans on a cash basis for the years ended December 31, 2011 and 2010.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date.  Loan losses are charged against the ALL when management believes that principal is uncollectible.  Subsequent repayments or recoveries, if any, are credited to the ALL.  Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

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

Accordingly, the calculation of the adequacy of the ALL is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics).  We base the allocation for individual loans on the results of our impairment analysis, which is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral, if the loan is collateral dependent.  Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its risk grade.  The loss ratio is determined based primarily on the historical loss experience of our loan portfolio, augmented by the experience of management with similar assets.  Loss ratios for all categories of loans are evaluated on a quarterly basis.

Historical loss experience is determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a three-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each loan category or risk grade.  Our ALL ratios are also compared to historical peer group loan loss data, as well as the loss experience of other financial institutions to further assess the reasonableness of these ratios.  These quantitative calculations are based on estimates and actual losses may vary materially and adversely from the estimates.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of December 31, 2011 and 2010 was adequate to absorb probable credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the year ended December 31, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(724)	894	370	(209)	(56)	275
Charge-offs	(223)	(530)	—	(270)	—	(1,023)
Recoveries	719	—	—	—	30	749
Ending balance	$2,584	$1,252	$583	$516	$349	$5,284

The following is a summary of activity for the ALL for the years ended December 31, 2010, 2009, 2008 and 2007:

	December 31,
(in thousands)	2010	2009	2008	2007
Beginning balance	$5,478	$5,171	$2,369	$1,668
Provision for loan losses	2,775	6,154	4,342	701
Charge-offs:
Commercial	(2,321)	(1,528)	(972)	—
Commercial real estate	(900)	(2,674)	(189)
Residential	—	(125)	(368)	—
Consumer and other	(190)	(1,642)	(12)	—
Total Charge-offs	(3,411)	(5,969)	(1,541)	—
Recoveries:
Commercial	386	92	—	—
Commercial real estate	20	—	—	—
Consumer and other	35	30	1	—
Total Recoveries	441	122	1	—
Ending balance	$5,283	$5,478	$5,171	$2,369

There were no loans acquired with deteriorated credit quality during the years ended December 31, 2011 and 2010.

The ALL was $5.3 million, or 2.27% of our total loan portfolio, at December 31, 2011, compared to $5.3 million, or 2.95% at December 31, 2010.  Based on management’s assessment of the ALL, it was determined that the decline in our ratio of ALL to total loans was appropriate due to a reduction in the level of our criticized and classified loans, which generally consist of special mention, substandard and doubtful loans.  Special mention, substandard and doubtful loans were $3.7 million, $11.0 million and none, respectively, at December 31, 2011, compared to $6.1 million, $17.0 million, and $1.1 million, respectively, at December 31, 2010.

During the year ended December 31, 2011, our non-performing loans increased to $7.6 million from $7.1 million at December 31, 2010.  The ratio of our ALL to non-performing loans was 69.47% at December 31, 2011 compared to 74.21% at December 31, 2010.  In addition, our ratio of non-performing loans to total loans was 3.26% and 3.97% at December 31, 2011 and 2010, respectively.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Allocation of the Allowance for Loan Losses

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$4,935	91.4%	$4,994	88.7%	$5,237	89.6%	$4,961	90.5%	$2,263	89.9%
Consumer and other loans	349	8.6	289	11.3	241	10.4	209	9.5	106	10.1
Total	$5,284	100.0%	$5,283	100.0%	$5,478	100.0%	$5,171	100.0%	$2,369	100.0%

Deferred Tax Asset

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  During the years ended December 31, 2011 and 2010, management reassessed the continuing need for this valuation allowance and determined that as of December 31, 2011 and 2010, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the near term economic climate in which the Company operates.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At December 31, 2011 and 2010, the Company maintained a deferred tax liability of $1.1 million and $586,000, respectively, in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

See Note 16 “Income Taxes” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the Company’s income taxes and deferred tax assets at December 31, 2011 and 2010.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2011, total deposits were $332.5 million compared to $258.0 million at December 31, 2010, representing an increase of 28.9%, or $74.5 million.  This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $31.3 million and $69.3 million, respectively, due to continued core deposit gathering efforts, partially offset by decreases in certificates of deposit and interest bearing deposits of $13.3 million and $12.9 million, respectively.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $285.6 million and $197.9 million at December 31, 2011 and December 31, 2010, respectively, representing an increase of $87.8 million, or 44.3%.

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2011 and 2010:

	December 31,
	2011		2010
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$122,843	37.0%	$91,501	35.5%
Interest bearing demand deposits	20,739	6.2%	33,632	13.0%
Money market deposits and savings	142,061	42.7%	72,757	28.2%
Certificates of deposit	46,811	14.1%	60,099	23.3%
Total	$332,454	100.0%	$257,989	100.0%

At December 31, 2011 and December 31, 2010, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 10.2% and 13.2%, respectively, of total deposits.  The Company was required to pledge $37.4 million of agency mortgage backed securities at December 31, 2011 and 2010 in connection with these certificates of deposit.  Each of these deposits outstanding at December 31, 2011 are scheduled to mature during the first quarter of 2012.  The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposits with the State of California Treasurer’s Office, see Part II, Item 8.  Financial Statements and Supplementary Data - Note 7 “Deposits.”

The aggregate amount of certificates of deposits of $100,000 or more at December 31, 2011, 2010 and 2009 was $44.9 million, $57.6 million and $68.8 million, respectively.

Scheduled maturities of certificates of deposits in amounts of $100,000 or more at December 31, 2011, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)

Due within 3 months or less	$36,891
Due after 3 months and within 6 months	719
Due after 6 months and within 12 months	4,124
Due after 12 months	3,121
Total	$44,855

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

The liquidity ratio (the sum of cash and cash equivalents and Available for Sale investments, excluding amounts required to be pledged under borrowings and State of California deposit relationships and operating requirements, divided by total assets) was 30.9% at December 31, 2011 and 28.8% at December 31, 2010.

At December 31, 2011 and 2010, the Company had a borrowing/credit facility at the FHLB of $53.7 million and $45.8 million, respectively.  This credit facility was secured by a blanket lien on eligible loans of $233.0 million and $179.3 million at December 31, 2011 and 2010, respectively.  The Company had $25.0 million and $2.0 million of long-term borrowings under this borrowing/credit facility with the FHLB at December 31, 2011 and 2010, respectively.  The Company had no short-term overnight borrowings outstanding at both December 31, 2011 and 2010.

The following table summarizes the outstanding long-term borrowings under this borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2011 and 2010 (dollars in thousands):

Maturity Date	Interest Rate	December 31, 2011	December 31, 2010
April 15, 2011	1.59%	$—	$2,000
May 23, 2013	0.63%	2,500	—
May 23, 2014	1.14%	2,500	—
December 29, 2014	0.83%	5,000	—
December 30, 2014	0.74%	2,500	—
May 26, 2015	1.65%	2,500	—
May 23, 2016	2.07%	2,500	—
December 29, 2016	1.38%	5,000	—
December 30, 2016	1.25%	2,500	—
	Total	$25,000	$2,000

At December 31, 2011 and 2010, the Company had $27.0 million in Federal fund lines of credit available with other correspondent banks in order to provide an additional source of funds for loan commitments and to satisfy potential demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at either December 31, 2011 and 2010.  As of December 31, 2011, the Company had pledged $6.3 million of corporate notes in connection with these lines of credit.

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

As of December 31, 2011, the Company was not subject to any material commitments for capital expenditures.  For capital adequacy, see Part I, Item 1. Business — “Capital Standards.”

At December 31, 2011, the Company had total stockholders’ equity of $45.1 million, which included $108,000 in common stock, $64.5 million in additional paid-in capital, $13.8 million accumulated deficit, $1.6 million in accumulated other comprehensive income, and $7.3 million in treasury stock.  During the year ended December 31, 2011, the Company purchased 398,863 shares at an average price per share of $3.66, effectively reducing total stockholders’ equity by $1.5 million during the year.

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

	December 31,
(in thousands)	2011	2010
Commitments to extend credit	$56,964	$60,616
Commitments to extend credit to directors and officers (undisbursed amount)	$367	$1,841
Standby/commercial letters of credit	$2,533	$2,054
Guarantees on revolving credit card limits	$219	$261
Outstanding credit card balances	$54	$49

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of December 31, 2011 and 2010, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.35% and 0.33% of the undisbursed loan funds, respectively.

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

Item 8.

Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 45 and are incorporated herein by reference.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such Information is incorporated herein by reference.

Item 11.

Executive Compensation

Information required by this item will be contained in our Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011.

Such information is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011.  Such information is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011.  Such information is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Plan of Reorganization, dated December 18, 2007, by and between 1st Century Bancshares, Inc. and the 1st Century Bank, N.A.		8-K	333-148302	2.1	01/11/08

3.1	Certificate of Incorporation of 1st Century Bancshares, Inc.		8-K	333-148302	3.1	01/11/08

3.2	Bylaws of 1st Century Bancshares, Inc.		8-K	333-148302	3.2	01/11/08

4.1	Form of Common Stock certificate.		8-A	000-53050	4.1	01/30/08

10.1	Lease Amendment #1 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated June 9, 2006.		10-K	000-53050	10.3	03/17/08

10.2	Lease Amendment #2 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated October 9, 2007.		10-K	000-53050	10.4	03/17/08

10.3	Amended and Restated 2005 Equity Incentive Plan.		S-8	333-148303	4.3	12/21/07
10.4	Equity Incentive Plan Form of Stock Option Grant Agreement.		S-8	333-148303	4.4	12/21/07
10.4	Severance Agreement between J. Kevin Sampson and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.4	11/08/11

10.5	Form of Resale Restriction Agreement.		10-K	000-53050	10.8	03/17/08

10.6	Form of Restricted Stock Grant Agreement.		S-8	333-148303	4.5	12/21/07

10.7	Director and Employee Stock Option Plan.		S-8	333-148302	4.3	12/21/07

10.8	Director and Employee Stock Option Agreement.		S-8	333-148302	4.4	12/21/07

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.9	Founder Stock Option Plan.		10-K	000-53050	10.12	03/17/08

10.10	Founder Stock Option Agreement.		10-K	000-53050	10.13	03/17/08

10.11	Employment Agreement between Alan I. Rothenberg and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.1	11/08/11

10.12	Employment Agreement between Jason P. DiNapoli and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.2	11/08/11
10.13	Severance Agreement between Bradley S. Satenberg and 1st Century Bancshares, Inc. dated November 4, 2011		10-Q	001-34226	10.3	11/08/11
10.14	Severance Agreement between J. Kevin Sampson and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.3	11/08/11
14	Code of Ethics.		10-K	000-53050	14	03/17/08
21	Subsidiary of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Operating Officer	X

31.3	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32	Section 1350 Certification of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2012.

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

Signature	Title	Date

/s/ Dave Brooks.	Director	March 6, 2012
Dave Brooks

/s/ Joseph J. Digange.	Director	March 6, 2012
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director (Principal Executive Officer)
Jason P. DiNapoli		March 6, 2012

/s/ Eric M. George.	Director	March 6, 2012
Eric George

/s/ Alan D. Levy.	Director	March 6, 2012
Alan D. Levy

/s/ Robert A. Moore.	Director	March 6, 2012
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 6, 2012
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2012
Alan I. Rothenberg

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Bradley S. Satenberg		March 6, 2012

/s/ Nadine I. Watt.	Director	March 6, 2012
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 6, 2012
Lewis N. Wolff

/s/ Stanley R. Zax.	Director	March 6, 2012
Stanley R. Zax

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$9,785	$6,673
Interest-earning deposits at other financial institutions	32,141	62,339
Total cash and cash equivalents	41,926	69,012
Investment securities — Available for Sale (“AFS”), at estimated fair value	129,906	58,474
Loans, net of allowance for loan losses of $5,284 and $5,283 at December 31, 2011 and 2010, respectively	227,721	174,010
Premises and equipment, net	1,095	988
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	2,962	3,327
Accrued interest and other assets	1,664	2,553
Total Assets	$405,274	$308,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$122,843	$91,501
Interest bearing deposits:
Interest bearing checking (“NOW”)	20,739	33,632
Money market deposits and savings	142,061	72,757
Certificates of deposit less than $100	1,956	2,522
Certificates of deposit of $100 or greater	44,855	57,577
Total deposits	332,454	257,989
Other borrowings	25,000	2,000
Accrued interest and other liabilities	2,769	4,037
Total Liabilities	360,223	264,026

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,841,033 and 10,672,676 issued at December 31, 2011 and 2010, respectively	108	107
Additional paid-in capital	64,488	64,069
Accumulated deficit	(13,841)	(14,866)
Accumulated other comprehensive income	1,567	838
Treasury stock at cost — 1,769,248 and 1,370,385 shares at December 31, 2011 and 2010, respectively	(7,271)	(5,810)
Total Stockholders’ Equity	45,051	44,338
Total Liabilities and Stockholders’ Equity	$405,274	$308,364

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010
Interest and fee income on:
Loans	$9,467	$8,891
Investments	2,479	1,744
Other	261	230
Total interest and fee income	12,207	10,865

Interest expense on:
Deposits	831	760
Borrowings	95	212
Total interest expense	926	972
Net interest income	11,281	9,893

Provision for loan losses	275	2,775
Net interest income after provision for loan losses	11,006	7,118

Non-interest income	934	945

Non-interest expenses:
Compensation and benefits	5,766	5,194
Occupancy	1,053	924
Professional fees	610	767
Technology	641	660
Marketing	280	247
FDIC assessments	353	399
Loss on sale of Other Real Estate Owned (“OREO”)	329	—
Other operating expenses	1,812	1,835
Total non-interest expenses	10,844	10,026
Income (loss) before income taxes	1,096	(1,963)
Income tax provision	71	—
Net income (loss)	$1,025	$(1,963)

Basic earnings (loss) per share	$0.12	$(0.22)
Diluted earnings (loss) per share	$0.11	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2011 and 2010

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2009	10,446,580	$104	$63,562	$(12,903)	$817	(1,227,181)	$(5,260)	$46,320
Restricted stock issued	228,096	3	—	—	—	—	—	3
Forfeiture of restricted stock	(2,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	507	—	—	—	—	507
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(36,062)	(144)	(144)
Common stock repurchased	—	—	—	—	—	(107,142)	(406)	(406)
Comprehensive loss:
Net loss	—	—	—	(1,963)	—	—	—	(1,963)
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	21	—	—	21
Total comprehensive loss	—	—	—	(1,963)	21	—	—	(1,942)
Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Restricted stock issued	206,604	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	(38,247)	(1)	(74)	—	—	—	—	(75)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	495	—	—	—	—	495
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,681)	(62)	(62)
Common stock repurchased	—	—	—	—	—	(383,182)	(1,399)	(1,399)
Comprehensive income:
Net income	—	—	—	1,025	—	—	—	1,025
Net change in unrealized gains on AFS investments, net of tax	—	—	—	—	729	—	—	729
Total comprehensive income	—	—	—	1,025	729	—	—	1,754
Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,025	$(1,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	371	357
Amortization of premiums on investment securities, net	489	39
Provision for loan losses	275	2,775
Amortization of deferred loan costs, net of fees	74	107
Non-cash stock compensation, net of forfeitures	420	507
Loss on sale of OREO	329	—
Other, net	(2)	(41)
Decrease in accrued interest and other assets	44	195
(Decrease) increase in accrued interest and other liabilities	(1,777)	2,088
Net cash provided by operating activities	1,248	4,064
Cash flows from investing activities:
Activity in AFS investment securities:
Purchases	(92,294)	(33,095)
Maturities, calls and principal reductions	21,473	13,837
Proceeds from sale of securities	140	3,887
Proceeds from sale of OREO	516	—
Increase in loans, net	(54,060)	(1,408)
Purchase of premises and equipment	(478)	(237)
Redemption of FRB stock and FHLB stock	365	464
Net cash used in investing activities	(124,338)	(16,552)
Cash flows from financing activities:
Net increase in deposits	74,465	50,615
Proceeds from other borrowings	25,000	—
Repayment of other borrowings	(2,000)	(14,500)
Purchase of treasury stock	(1,399)	(406)
Shares surrendered to pay taxes on vesting of restricted stock	(62)	(144)
Net cash provided by financing activities	96,004	35,565
(Decrease) increase in cash and cash equivalents	(27,086)	23,077
Cash and cash equivalents, beginning of year	69,012	45,935
Cash and cash equivalents, end of year	$41,926	$69,012

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$890	$1,006

Supplemental disclosure of non-cash investing activity:
Transfer of residential mortgage loans to OREO	$—	$845

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

Certain items in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.  Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by the experience of management with similar assets and the Company’s independent loan review process.  During this process, loans are separated into the following portfolio segments: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment.  For commercial loans, commercial real estate loans and land and construction, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan.  Secondary considerations include the creditworthiness of guarantors and the valuation of collateral.  In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans.  The primary risk consideration for residential loans and consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.  Loss ratios for all portfolio segments are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio.  This migration analysis estimates loss factors based on the performance of each portfolio segment over a three-year time period.  These loss factors are then adjusted, if necessary, for other identifiable risks specifically related to each portfolio segment or risk grade.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located.  For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors.  The allowance is based on estimates and actual losses may vary from the estimates.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2011 and 2010 was adequate to absorb probable credit losses inherent in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At December 31, 2011 and 2010, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At December 31, 2011 and 2010, the Company maintained a deferred tax liability of $1.1 million and $586,000, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At December 31, 2011 and 2010, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

See Note 16 “Income Taxes” for further discussion regarding the Company’s tax positions at December 31, 2011 and 2010.

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

Earnings (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  However, diluted earnings per share is not adjusted for potentially dilutive common shares when a net loss occurs because conversion of potentially dilutive common shares is antidilutive.  There were 107,682 dilutive shares that were excluded from the Company’s diluted earnings per share calculations at December 31, 2010 because of this antidilutive impact.

	Years ended December 31,
(dollars in thousands)	2011	2010
Net income (loss)	$1,025	$(1,963)
Average number of common shares outstanding	8,772,331	8,897,520
Effect of dilution of restricted stock	160,462	—
Average number of common shares outstanding used to calculate diluted earnings per common share	8,932,793	8,897,520

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

In April 2011, the FASB issued ASU 2011-02.  ASU 11-02 amends the content in ASC 310 related to identifying TDRs and effectively nullifies ASU 2011-01.  This ASU removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 11-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption. The Company adopted the provisions of ASU 11-02 on July 1, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (“Topic 210”) – Disclosures about Offsetting Assets and Liabilities (“ASU 11-11”).  This ASU amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 11-11 is effective for annual and interim periods beginning on January 1, 2013.  Management does not believe that the adoption of this ASU will have a significant impact on the Company’s financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (“Topic 220”) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 11-12”).  This ASU defers changes in ASU 11-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 11-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 11-05.  All other requirements in ASU 11-05 are not affected by ASU 11-12.  ASU 11-12 is effective for annual and interim periods beginning after December 15, 2011.  Management does not believe that the adoption of this ASU will have a significant impact on the Company’s financial position, results of operations, or cash flows.

(2)

Investment Securities

The following is a summary of the investments categorized as Available for Sale at December 31, 2011 and 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At December 31, 2011:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,102	$37	$—	$2,139
Corporate Notes	6,280	43	(2)	6,321
Residential Mortgage-Backed Securities	118,170	2,624	(38)	120,756
Residential Collateralized Mortgage Obligations (“CMOs”)	692	—	(2)	690
Total	$127,244	$2,704	$(42)	$129,906
At December 31, 2010:
Investments — Available for Sale
U.S. Gov’t Treasuries	$150	$—	$—	$150
Debt issued by the states of the United States	2,012	3	—	2,015
Residential Mortgage-Backed Securities	53,105	1,588	(174)	54,519
Residential CMOs	1,783	7	—	1,790
Total	$57,050	$1,598	$(174)	$58,474

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2011 or 2010.

Additionally, at December 31, 2011 and 2010, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $53.6 million and $56.3 million, respectively.  Deposits from the State of California were $34.0 million at both December 31, 2011 and 2010.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at December 31, 2011.  Residential mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  The weighted average life of these securities was 3.57 years at December 31, 2011.

 (dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,139	1.19%	$—	—%	$—	—%	$2,139	1.19%
Corporate Notes	—	—	6,321	1.56	—	—	—	—	6,321	1.56
Residential Mortgage-Backed Securities	8	4.17	1,061	4.35	83,345	2.41	36,342	2.98	120,756	2.60
Residential CMOs	—	—	—	—	243	1.21	447	0.35	690	0.65
Total	$8	4.17%	$9,521	1.79%	$83,588	2.41%	$36,789	2.95%	$129,906	2.52%

A total of nine securities had unrealized losses at both December 31, 2011 and December 31, 2010.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2011:
Investments-Available for Sale
Corporate Notes	$(2)	$2,157	$—	$—
Residential Mortgage-Backed Securities	(38)	11,188
Residential CMOs	(2)	690	—	—
Total	$(42)	$14,035	$—	$—
At December 31, 2010:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(174)	$18,146	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at December 31, 2011 and 2010 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

The Company sold one available for sale security totaling $140,000 during the year ended December 31, 2011, resulting in a realized gain of $2,000.  The Company sold two available for sale securities totaling $3.8 million during the year ended December 31, 2010, resulting in a realized gain of $44,000.  These gains were reported in non-interest income within the accompanying Consolidated Statements of Operations.

(3)

Loans

Loans

As of December 31, 2011 and 2010, gross loans outstanding totaled $233.0 million and $179.3 million, respectively, within the following loan categories:

          December 31,

	2011		2010
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$70,945	30.4%	$67,411	37.6%
Commercial real estate	70,269	30.2%	54,456	30.4%
Residential	54,944	23.6%	21,707	12.1%
Land and construction	16,670	7.2%	15,462	8.6%
Consumer and other (2)	20,140	8.6%	20,235	11.3%
Loans, gross	232,968	100.0%	179,271	100.0%
Net deferred costs	37		22
Less — allowance for loan losses	(5,284)		(5,283)
Loans, net	$227,721		$174,010

(1)

Unsecured commercial loan balances were $11.5 million and $11.0 million at December 31, 2011 and 2010, respectively.

(2)

Unsecured consumer and other loan balances were $2.8 million and $1.9 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of December 31, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
For the Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(724)	894	370	(209)	(56)	275
Charge-offs	(223)	(530)	—	(270)	—	(1,023)
Recoveries	719	—	—	—	30	749
Ending balance	$2,584	$1,252	$583	$516	$349	$5,284

As of December 31, 2011:
Ending balance: individually evaluated for impairment	$700	$—	$—	$—	$—	$700
Ending balance: collectively evaluated for impairment	1,884	1,252	583	516	349	4,584
Total	$2,584	$1,252	$583	$516	$349	$5,284

Loans:
Ending balance: individually evaluated for impairment	$2,175	$3,756	$—	$1,330	$345	$7,606
Ending balance: collectively evaluated for impairment	68,770	66,513	54,944	15,340	19,795	225,362
Total	$70,945	$70,269	$54,944	$16,670	$20,140	$232,968

The following is a summary of activities for the allowance for loan losses for the year ended December 31, 2010:

(in thousands)
Beginning balance	$5,478
Provision for loan losses	2,775
Charge-offs:
Commercial	(2,321)
Commercial real estate	(900)
Consumer and other	(190)
Total charge-offs	(3,411)
Recoveries:
Commercial	386
Commercial real estate	20
Consumer and other	35
Total recoveries	441
Ending balance	$5,283

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2010:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,121	$20	$—	$—	$40	$1,181
Ending balance: collectively evaluated for impairment	1,691	868	213	995	335	4,102
Total	$2,812	$888	$213	$995	$375	$5,283

Loans:
Ending balance: individually evaluated for impairment	$1,693	$5,080	$—	$—	$345	$7,118
Ending balance: collectively evaluated for impairment	65,718	49,376	21,707	15,462	19,890	172,153
Total	$67,411	$54,456	$21,707	$15,462	$20,235	$179,271

There were no loans acquired with deteriorated credit quality as of December 31, 2011 and 2010.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the Consolidated Statements of Operations.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables.  As of December 31, 2011 and 2010, the allowance for unfunded lending commitments was $203,000 and is primarily related to commercial and home equity lines of credit and letters of credit which amounted to $59.7 million and $62.9 million at December 31, 2011 and 2010, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of December 31, 2011 and 2010. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  Total additions to non-performing loans during the years ended December 31, 2011 and 2010 were $2.5 million and $3.7 million, respectively.  Non-performing loans represented 3.3% and 4.0% of total loans at December 31, 2011 and 2010, respectively.  There were no accruing loans past due 90 days or more at December 31, 2011 and 2010.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of December 31, 2011:
Commercial	$364	$4	$683	$1,051	$69,894	$70,945
Commercial real estate	—	—	540	540	69,729	70,269
Residential	—	—	—	—	54,944	54,944
Land and construction	—	—	—	—	16,670	16,670
Consumer and other	50	—	345	395	19,745	20,140
Totals	$414	$4	$1,568	$1,986	$230,982	$232,968

As of December 31, 2010:
Commercial	$437	$—	$—	$437	$66,974	$67,411
Commercial real estate	—	—	1,695	1,695	52,761	54,456
Residential	—	—	—	—	21,707	21,707
Land and construction	—	—	—	—	15,462	15,462
Consumer and other	50	—	345	395	19,840	20,235
Totals	$487	$—	$2,040	$2,527	$176,744	$179,271

The following table sets forth non-accrual loans and other real estate owned at December 31, 2011 and 2010:

	December 31,
(dollars in thousands)	2011	2010
Non-accrual loans:
Commercial	$2,175	$1,693
Commercial real estate	3,756	5,080
Land and construction	1,330	—
Consumer and other	345	345
Total non-accrual loans	7,606	7,118
OREO	—	845
Total non-performing assets	$7,606	$7,963

Non-performing assets to gross loans and OREO	3.26%	4.42%
Non-performing assets to total assets	1.88%	2.58%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at December 31, 2011 and 2010.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of December 31, 2011:
Grade:
Pass	$64,838	$65,837	$54,944	$12,933	$19,745
Special Mention	1,245	—	—	2,407	—
Substandard	4,862	4,432	—	1,330	395
Total	$70,945	$70,269	$54,944	$16,670	$20,140

As of December 31, 2010:
Grade:
Pass	$57,315	$49,376	$21,707	$7,861	$18,724
Special Mention	3,053	—	—	2,137	938
Substandard	5,922	5,080	—	5,464	573
Doubtful	1,121	—	—	—	—
Total	$67,411	$54,456	$21,707	$15,462	$20,235

There were no loans assigned to the Doubtful or Loss grade as of December 31, 2011.  There were no loans assigned to the Loss grade as of December 31, 2010.

Impaired Loans

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral.  In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.  Also presented in the table below are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans of the period reported.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the year ended December 31, 2011:
With no related allowance recorded:
Commercial	$1,029	$1,291	$—	$699
Commercial real estate	3,756	7,950	—	3,892
Residential	—	—	—	—
Land and construction	1,330	1,600	—	111
Consumer and other	345	345	—	173
With an allowance recorded:
Commercial	$1,146	$2,225	$700	$1,288
Commercial real estate	—	—	—	478
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	172
Totals:
Commercial	$2,175	$3,516	$700	$1,987
Commercial real estate	$3,756	$7,950	$—	$4,370
Residential	$—	$—	$—	$—
Land and construction	$1,330	$1,600	$—	$111
Consumer and other	$345	$345	$—	$345

As of and for the year ended December 31, 2010:
With no related allowance recorded:
Commercial	$247	$262	$—	$1,380
Commercial real estate	4,425	8,276	—	5,300
Residential	—	—	—	707
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
With an allowance recorded:
Commercial	$1,446	$2,462	$1,121	$733
Commercial real estate	655	705	20	202
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	40	106
Totals:
Commercial	$1,693	$2,724	$1,121	$2,113
Commercial real estate	$5,080	$8,981	$20	$5,502
Residential	$—	$—	$—	$707
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$40	$106

During the years ended December 31, 2011 and 2010, no interest income was recognized on these loans subsequent to their classification as impaired.  Furthermore, the Company stopped accruing interest on these loans on the date they were classified as non-accrual and reversed any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the year ended December 31, 2011 are set forth in the following table.

For the Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$1,146	$1,146
Commercial real estate	—	—	—
Residential	—	—	—
Land and construction	—	—	—
Consumer and other	—	—	—
Total	1	$1,146	$1,146

The loan identified as a troubled debt restructuring by the Company was previously on non-accrual status and reported as an impaired loan prior to restructuring.  The modification primarily related to extending the amortization period of the loan.  This loan was on non-accrual status as of December 31, 2011.  Because the loan was impaired both before and after restructuring, the modifications did not impact the Company's determination of the allowance for loan losses.  As of December 31, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  There were no troubled debt restructurings during 2010.

(4)

Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), the net change in unrealized gains on investment securities available for sale and the reclassification of net (gains) losses included in earnings (losses), is presented below:

	For the Years Ended December 31,
(in thousands)	2011	2010
Net income (loss)	$1,025	$(1,963)
Other comprehensive income:
Increase in net unrealized gains on investment securities available for sale, net of tax expense of $509 and $33, respectively	730	47
Reclassification for net gains included in earnings (losses), net of tax expense of $1 and $18, respectively	(1)	(26)
Comprehensive income (loss)	$1,754	$(1,942)

(5)

Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors, as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Such loans are made in the ordinary course of business. Gross loan commitments for officers and directors of the Company at December 31, 2011 and 2010 were $1.4 million and $3.7 million, respectively. The outstanding balances for these loans were $987,000 and $1.9 million at December 31, 2011 and 2010, respectively.

The following is a summary of related party loan activities for the years ended December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Beginning balance	$1,893	$3,829
Credits granted	—	365
Repayments	(906)	(2,301)
Ending balance	$987	$1,893

Deposits by officers and directors of the Company at December 31, 2011 and 2010 totaled approximately $9.8 million and $12.4 million, respectively.

(6)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2011 and 2010 are comprised of the following:

December 31,

(in thousands)	2011	2010
Leasehold improvements	$973	$906
Furniture & equipment	1,907	1,530
Software	561	527
Total	3,441	2,963
Accumulated depreciation	(2,346)	(1,975)
Premises and equipment, net	$1,095	$988

Depreciation and amortization included in occupancy expense for the years ended December 31, 2011 and 2010 amounted to $371,000 and $357,000, respectively.

(7)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$122,843	37.0%	$91,501	35.5%
Interest bearing demand deposits	20,739	6.2%	33,632	13.0%
Money market deposits and savings	142,061	42.7%	72,757	28.2%
Certificates of deposit	46,811	14.1%	60,099	23.3%
Total	$332,454	100.0%	$257,989	100.0%

At December 31, 2011, the Company had three certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 10.2% of total deposits. Each of these deposits are scheduled to mature in the first quarter of 2012. The Company intends to renew each of these deposits at maturity.  However, given the current economic climate in the State of California, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  At December 31, 2010, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 13.2% of total deposits.  The Company was required to pledge $37.4 million of agency mortgage backed securities at December 31, 2011 and 2010 in connection with these certificates of deposit.

At December 31, 2011, the Company had $3.4 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.0% of total deposits.  At December 31, 2010, the Company had $12.8 million of CDARS deposits, which represented 5.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at December 31, 2011 and 2010 was $44.9 million and $57.6 million, respectively.  At December 31, 2011, the maturity distribution of certificates of deposit of $100,000 or more, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $37.6 million maturing in six months or less, $4.1 million maturing in six months to one year and $3.1 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at December 31, 2011.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$38,276	$4,677	$—
1.00% to 1.99%	671	—	3,187
Total	$38,947	$4,677	$3,187

(8)

Other Borrowings

At December 31, 2011 and 2010, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $53.7 million and $45.8 million, respectively. The Company had $25.0 million and $2.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2011 and 2010, respectively.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2011 and 2010.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2011 and 2010 (dollars in thousands):

Maturity Date	Interest Rate	December 31, 2011	December 31, 2010
April 15, 2011	1.59%	$—	$2,000
May 23, 2013	0.63%	2,500	—
May 23, 2014	1.14%	2,500	—
December 29, 2014	0.83%	5,000	—
December 30, 2014	0.74%	2,500	—
May 26, 2015	1.65%	2,500	—
May 23, 2016	2.07%	2,500	—
December 29, 2016	1.38%	5,000	—
December 30, 2016	1.25%	2,500	—
	Total	$25,000	$2,000

At December 31, 2011 and 2010, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2011 or 2010.  As of December 31, 2011, the Company had pledged $6.3 million of corporate notes in connection with these lines of credit.

(9)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $57.0 million and $60.6 million in commitments to extend credit to customers and $2.5 million and $2.1 million in standby/commercial letters of credit at December 31, 2011 and 2010, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $54,000 and $49,000 as of December 31, 2011 and 2010, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in May 2012, June 2014 and November 2017, respectively.  Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $542,000 and $459,000 for the years ended December 31, 2011 and 2010, respectively.  Sublease income earned during the years ended December 31, 2011 and 2010 were $106,000 and $97,000, respectively.

The projected minimum rental payments under the term of the leases at December 31, 2011 are as follows (in thousands):

Years ending December 31,
2012	$662
2013	639
2014	374
2015	107
2016	111
Thereafter	104
Total	$1,997

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2011 and 2010, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands):

Years ending December 31,
2012	$450
2013	277
2014	140
2015	47
2016	11
Total	$925

(10)

Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  As of December 31, 2011, the Company had repurchased 490,324 shares in the open market at a cost ranging from $3.35 to $4.02 per share in connection with this program.  During the year ended December 31, 2011, the Company repurchased 383,182 shares in the open market at a cost ranging from $3.38 to $4.02 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(11)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,139	$2,139	$—	$—
Corporate Notes	6,321	—	6,321	—
Residential Mortgage-Backed Securities	120,756	—	120,756	—
Residential CMOs	690	—	690	—
Total	$129,906	$2,139	$127,767	$—
At December 31, 2010:
Investments-Available for Sale
U.S. Gov’t treasuries	$150	$150	$—	$—
Debt Issued by the States of the United States	2,015	—	2,015	—
Residential Mortgage-Backed Securities	54,519	—	54,519	—
Residential CMOs	1,790	—	1,790	—
Total	$58,474	$150	$58,324	$—

AFS securities — Level 2 fair values for investment securities are based on inputs other than quoted prices that are observable, either directly or indirectly.  The Company obtains quoted prices through third party brokers.  There were no transfers into or out of Level 2 measurements during the years ended December 31, 2011 and 2010.

As of December 31, 2011 and December 31, 2010, the Level 2 fair value of the Company’s residential mortgage-backed securities was $120.8 million and $54.5 million, respectively.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At December 31, 2011 and December 31, 2010, the weighted average rate and weighed average life of these securities were 2.60% and 3.74%, respectively, and 3.57 years and 3.51 years, respectively.

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011:
Impaired loans
Commercial	$1,127	$—	$—	$1,127
Commercial real estate	3,756	—	—	3,756
Land and construction	1,330	—	—	1,330
Total	$6,213	$—	$—	$6,213
At December 31, 2010:
Impaired loans
Commercial	$572	$—	$—	$572
Commercial real estate	5,060	—	—	5,060
Consumer and other	305	—	—	305
Other real estate owned - residential	845	—	—	845
Total	$6,782	$—	$—	$6,782

Impaired loans — Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.  The fair value of impaired loans using discounted cash flows is determined using estimates of expected future cash flows which requires significant judgment from management that could not be corroborated by observable market data.  The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.  The Company recorded net charge-offs of $274,000 on impaired loans at December 31, 2011, compared to net charge-offs of $3.0 million during the same period last year.

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

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts.

Summary

The estimated fair value and carrying amounts of the financial instruments at December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$41,926	$41,926	$69,012	$69,012
Investment securities	129,906	129,906	58,474	58,474
Federal Reserve Bank stock	1,265	1,265	1,301	1,301
Federal Home Loan Bank stock	1,697	1,697	2,026	2,026
Loans, net	227,721	228,044	174,010	170,595
Accrued interest receivable	996	996	658	658

Liabilities
Non-interest bearing deposits	$122,843	$122,843	$91,501	$91,501
Interest bearing deposits	209,611	209,612	166,488	166,489
Other borrowings	25,000	25,020	2,000	2,009
Accrued interest payable	127	127	91	91

(13)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2011 and 2010, respectively:

	Years ended December 31,
(in thousands)	2011	2010
Loan arrangement/loan syndication fees	$676	$588
Service charges and other operating income	256	313
Net gain on sale of available for sale securities	2	44
Total non-interest income	$934	$945

(14)

Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2011, and 2010, respectively:

Years ended December 31,

(in thousands)	2011	2010
Loan expenses	$437	$392
Board of Directors fees/non-cash stock expenses	224	237
OCC assessments	98	86
Branch/customer expense	393	343
Stationery and supplies	64	54
Insurance	86	90
Dues, memberships and subscriptions	82	83
Stockholders expense	58	70
Telephone	69	59
Delaware Franchise Tax	105	107
Other expenses	196	314
Total other operating expenses	$1,812	$1,835

(15)

Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  On May 15, 2011, the Company granted 104,500 restricted stock awards to employees with various vesting periods as follows:  50% or 52,250 awards that vest in three years, 25% or 26,125 awards that vest in four years, and 25% or 26,125 awards that vest in five years.  On November 17, 2011, the Company granted 60,000 restricted stock awards to employees with various vesting periods as follows:  50% or 30,000 awards that vest in three years, 25% or 15,000 awards that vest in four years, and 25% or 15,000 awards that vest in five years.  On November 17, 2011, the Company granted 42,104 restricted stock awards to directors with graded vesting over 3 years.

Non-cash stock compensation expense recognized in the Consolidated Statement of Operations related to the restricted stock awards, net of estimated forfeitures, was $420,000 in 2011 and $507,000 in 2010.  The fair value of restricted stock awards that vested during the year was $319,000 and $533,000 for the years ended December 31, 2011 and 2010, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
	2011		2010
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	449,768	$4.40	359,710	$5.58
Granted	206,604	3.71	228,096	4.00
Vested	(81,392)	5.16	(136,038)	6.85
Forfeited and surrendered	(38,247)	4.25	(2,000)	4.71
Ending balance	536,733	$4.03	449,768	$4.40

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the years ended December 31, 2011 or 2010.  The remaining contractual life of the 2004 Founder Stock Options outstanding was 2.15 and 3.15 years at December 31, 2011 and 2010, respectively.  All options under the 2004 Founder Stock Option Plan were exercisable at December 31, 2011 and 2010.  The weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan is $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the years  ended December 31, 2011 or 2010.  The remaining contractual life of the Director and Employee Stock Options outstanding was 2.64 and 3.64 years at December 31, 2011 and 2010, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2011 and 2010.  At December 31, 2011 and 2010, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of December 31, 2011:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	399,763	536,733	263,504

(16)

Income Taxes

The income tax provision consists of the following for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010
Current:
Federal	$3	$—
State	68	—
Deferred:
Federal	312	(532)
State	79	(281)
	462	(813)
Valuation allowance	(391)	813
Income tax provision	$71	$—

During the year ended December 31, 2011, the Company recorded a tax expense of approximately $71,000, primarily related to amounts due for California State taxes.  The taxes owed in connection with pre-tax earnings would have typically been entirely offset by the Company’s net operating loss carryforwards, however, the State temporarily suspended the use of these carryforwards for the year ended December 31, 2011, and, as a result, the Company has recorded a tax liability for that period.  Going forward, the Company does not anticipate owing any substantial taxes for Federal or State purposes, until the Company’s net operating losses are fully utilized.  During the year ended December 31, 2010, the Company did not record an income tax provision.

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2011 and 2010 to the loss before income tax provision and the effective tax rate are as follows:

	2011		2010
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision (benefit) at statutory rate	$373	34%	$(667)	(34)%
Changes due to:
State franchise tax, net of federal income tax	78	7%	(140)	(7)%
Effect of meals and entertainment	42	4%	32	2%
State Enterprise Zone Tax Deduction	(18)	(2)%	(54)	(3)%
Valuation allowance	(391)	(35)%	813	41%
Other, net	(13)	(1)%	16	1%
Total income tax provision	$71	7%	$—	—%

The major components of the net deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Deferred tax assets:
Net operating losses	$3,502	$3,767
Allowance for loan losses	1,477	1,446
Equity compensation	603	562
Other	245	675
Valuation allowance	(5,689)	(6,080)
Total deferred tax assets	138	370

Deferred tax liabilities:
Prepaid expenses	81	313
Federal Home Loan Bank stock dividends	57	57
Net unrealized gains on investment securities	1,095	586
Total deferred tax liabilities	1,233	956
Net deferred tax liabilities	$(1,095)	$(586)

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  During the years ended December 31, 2011 and 2010, management reassessed the continuing need for this valuation allowance and determined that as of December 31, 2011 and 2010, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the near term economic climate in which the Company operates.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At December 31, 2011 and 2010, the Company maintained a deferred tax liability of $1.1 million and $586,000, respectively, in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $8.1 million and $10.6 million, respectively.  As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $8.7 million and $11.2 million, respectively.  For federal tax purposes, the Company’s NOL carryforwards expire beginning in 2024, and for California tax purposes, the Company’s NOL carryforwards expire beginning in 2018.

No uncertain tax positions were identified as of December 31, 2011 and 2010, and the Company had no tax reserve for uncertain tax positions at December 31, 2011 and December 31, 2010.  The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months.  Furthermore, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  At December 31, 2011 and 2010, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

The Company files income tax returns in the U.S. federal and California jurisdictions.  With few exceptions, the Company is not subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2007.

(17)

Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salaries on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participants. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of the employees for the years ended December 31, 2011 and 2010 was $131,000 and $135,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2011 and 2010 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

December 31, 2010:
Total Risk-Based Capital Ratio	$46,197	21.69%	$42,959	20.16%	$17,039	8.00%	$21,307	10.00%
Tier 1 Risk-Based Capital Ratio	$43,500	20.42%	$40,260	18.90%	$8,519	4.00%	$12,784	6.00%
Tier 1 Leverage Ratio	$43,500	13.93%	$40,260	12.88%	$12,488	4.00%	$15,634	5.00%

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

(19)

Parent Company Only Condensed Financial Information

The condensed financial statements of 1st Century Bancshares, Inc. as of and for the years ended December 31, 2011 and 2010 are presented below:

Condensed Balance Sheets

(in thousands)	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$1,577	$3,346
Investment in subsidiary bank	43,532	41,098
Total Assets	$45,109	$44,444

Liabilities and Stockholders’ Equity
Other liabilities	$58	$106

Common stock	108	107
Additional paid-in capital	64,488	64,069
Accumulated deficit	(13,841)	(14,866)
Accumulated other comprehensive income	1,567	838
Treasury stock at cost	(7,271)	(5,810)
Total Stockholders’ Equity	45,051	44,338
Total Liabilities and Stockholders’ Equity	$45,109	$44,444

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2011	2010
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Compensation and benefits	(59)	(67)
Other operating expenses	(201)	(217)
Loss before taxes	(260)	(284)
Income tax provision	—	—
Loss before equity in undistributed loss of subsidiary bank	(260)	(284)
Equity in undistributed income (loss) of subsidiary bank	1,285	(1,679)
Net income (loss)	$1,025	$(1,963)

Condensed Statements of Cash Flows

(in thousands)	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,025	$(1,963)
Adjustments to reconcile net income (loss) to net cash used in operations:
Equity in undistributed net (income) loss of subsidiary bank	(1,285)	1,679
(Decrease) increase in other liabilities	(48)	98
Net cash used in operating activities	(308)	(186)
Cash flows from financing activities:
Purchase of treasury stock	(1,399)	(406)
Shares surrendered to pay taxes on vesting of restricted stock	(62)	(144)
Net cash used in financing activities	(1,461)	(550)
Net change in cash and cash equivalents	(1,769)	(736)
Cash and cash equivalents, beginning of year	3,346	4,082
Cash and cash equivalents, end of year	$1,577	$3,346

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended.  1st Century Bancshares, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Sacramento, California
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of 1st Century Bancshares, Inc. as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended.  1st Century Bancshares, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 15, 2011