Form 10-Q
period 2012-03-31
1st Century Bancshares, Inc.
filed 2012-05-09
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

9,027,938 shares of common stock of the registrant were outstanding as of May 4, 2012.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2012

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q.  With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995.  The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, on assumptions made by, and information available to, management at the time such statements are first made.  Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition.  Accordingly, investors should use caution in placing any reliance on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; a renewed decline in economic conditions; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Any forward-looking statements in this Quarterly Report on Form 10-Q and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, and hereby specifically disclaims any intention to do so, unless required by law.

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$9,527	$9,785
Interest earning deposits at other financial institutions	63,630	32,141
Total cash and cash equivalents	73,157	41,926
Investment securities — Available for Sale (“AFS”), at estimated fair value	130,051	129,906
Loans, net of allowance for loan losses of $5,288 and $5,284 at March 31, 2012 and December 31, 2011, respectively	224,722	227,721
Premises and equipment, net	1,001	1,095
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	2,881	2,962
Accrued interest and other assets	1,586	1,664
Total Assets	$433,398	$405,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$135,753	$122,843
Interest bearing deposits:
Interest bearing checking (“NOW”)	20,790	20,739
Money market deposits and savings	156,935	142,061
Certificates of deposit less than $100	1,587	1,956
Certificates of deposit of $100 or greater	45,128	44,855
Total deposits	360,193	332,454
Other borrowings	25,000	25,000
Accrued interest and other liabilities	2,499	2,769
Total Liabilities	387,692	360,223

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,841,033 issued at March 31, 2012 and December 31, 2011	108	108
Additional paid-in capital	64,624	64,488
Accumulated deficit	(13,249)	(13,841)
Accumulated other comprehensive income	1,660	1,567
Treasury stock at cost — 1,813,095 and 1,769,248 shares at March 31, 2012 and December 31, 2011, respectively	(7,437)	(7,271)
Total Stockholders’ Equity	45,706	45,051
Total Liabilities and Stockholders’ Equity	$433,398	$405,274

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest and fee income on:
Loans	$2,734	$2,316
Investments	754	533
Other	53	55
Total interest and fee income	3,541	2,904

Interest expense on:
Deposits	168	185
Borrowings	74	8
Total interest expense	242	193
Net interest income	3,299	2,711

Provision for loan losses	—	200
Net interest income after provision for loan losses	3,299	2,511

Non-interest income	347	204

Non-interest expenses:
Compensation and benefits	1,707	1,416
Occupancy	298	239
Professional fees	189	183
Technology	150	151
Marketing	53	52
FDIC assessments	71	110
Other operating expenses	570	441
Total non-interest expenses	3,038	2,592
Income before income taxes	608	123
Income tax provision	16	—
Net income	592	123

Other comprehensive income, net of tax:
Net change in unrealized gains on AFS investment securities, net of tax	93	(97)
Comprehensive income	$685	$26

Basic earnings per share	$0.07	$0.01
Diluted earnings per share	$0.07	$0.01

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Forfeiture of restricted stock	(1,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	127	—	—	—	—	127
Common stock repurchased	—	—	—	—	—	(2,512)	(10)	(10)
Net income	—	—	—	123	—	—	—	123
Other comprehensive income	—	—	—	—	(97)	—	—	(97)
Balance at March 31, 2011	10,671,676	$107	$64,196	$(14,743)	$741	(1,372,897)	$(5,820)	$44,481

Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	136	—	—	—	—	136
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	592	—	—	—	592
Other comprehensive income	—	—	—	—	93	—	—	93
Balance at March 31, 2012	10,841,033	$108	$64,624	$(13,249)	$1,660	(1,813,095)	$(7,437)	$45,706

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$592	$123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	107	84
Amortization of premiums on investment securities, net	299	51
Provision for loan losses	—	200
(Accretion) amortization of deferred loan fees, net of costs	(10)	23
Non-cash stock compensation, net of forfeitures	136	127
Decrease (increase) in accrued interest and other assets	78	(25)
Decrease in accrued interest and other liabilities	(336)	(2,090)
Net cash provided by (used in) operating activities	866	(1,507)
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(8,303)	(12,137)
Maturities and principal reductions	8,018	5,786
Decrease (increase) in loans, net	3,009	(9,257)
Purchase of premises and equipment	(13)	(45)
Redemption of FRB stock and FHLB stock	81	80
Net cash provided by (used in) investing activities	2,792	(15,573)
Cash flows from financing activities:
Net increase in deposits	27,739	12,694
Purchase of treasury stock	(166)	(10)
Net cash provided by financing activities	27,573	12,684
Increase (decrease) in cash and cash equivalents	31,231	(4,396)
Cash and cash equivalents, beginning of period	41,926	69,012
Cash and cash equivalents, end of period	$73,157	$64,616

Supplemental cash flow information:
Cash paid during the period for:
Interest	$233	$179
Income taxes	$70	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”).  The unaudited consolidated financial statements include the accounts of Bancshares and the Bank.  All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2012.

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

Interest on loans is accrued as earned on a daily basis, except where reasonable doubt exists as to the collection of interest and principal, in which case the accrual of interest is discontinued and the loan is placed on non-accrual status.  Loans are placed on non-accrual at the time principal or interest is 90 days delinquent unless well secured and in the process of collection. Interest on non-accrual loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual status. In order for a loan to return to accrual status, all principal and interest amounts owed must be brought current and future payments must be reasonably assured.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by management judgment.  During this process, loans are separated into the following portfolio segments: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment.  For commercial loans, commercial real estate loans and land and construction, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan.  Secondary considerations include the creditworthiness of guarantors and the valuation of collateral.  In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans.  The primary risk consideration for residential loans and consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.

Loss ratios for all portfolio segments are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio.  This migration analysis estimates loss factors based on the performance of each portfolio segment over a three and a half year time period.  These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located.  For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors.  The allowance is based on estimates and actual losses may vary from the estimates.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2012 and December 31, 2011 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

Other Real Estate Owned

Other Real Estate Owned (“OREO”) represents real estate acquired through or in lieu of foreclosure.  OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition.  OREO is included in accrued interest and other assets within the Consolidated Balance Sheets and the net operating results, if any, from OREO are recognized as non-interest expense within the Consolidated Statements of Operations and Comprehensive Income.  As of March 31, 2012 and December 31, 2011, the Company did not have any OREO.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At March 31, 2012 and December 31, 2011, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At March 31, 2012 and December 31, 2011, the Company maintained a deferred tax liability of $1.2 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At March 31, 2012 and December 31, 2011, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets and, along with net income, are components of comprehensive income.

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  At both March 31, 2012 and 2011, there were 1,179,373 stock options that were excluded from this calculation due to their antidilutive impact.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Net income	$592	$123
Average number of common shares outstanding	8,505,031	8,854,671
Effect of dilution of restricted stock	216,273	188,365
Average number of common shares outstanding used to calculate diluted earnings per common share	8,721,304	9,043,036

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“Topic 820”) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 11-04”).  This ASU amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 11-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 11-04 is effective for annual periods beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

(2)

Investments

The following is a summary of the investments categorized as Available for Sale at March 31, 2012 and December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At March 31, 2012:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,102	$63	$—	$2,165
Corporate Notes	14,541	85	—	14,626
Residential Mortgage-Backed Securities	110,175	2,680	(6)	112,849
Residential Collateralized Mortgage Obligations (“CMOs”)	412	—	(1)	411
Total	$127,230	$2,828	$(7)	$130,051
At December 31, 2011:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,102	$37	$—	$2,139
Corporate Notes	6,280	43	(2)	6,321
Residential Mortgage-Backed Securities	118,170	2,624	(38)	120,756
Residential CMOs	692	—	(2)	690
Total	$127,244	$2,704	$(42)	$129,906

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2012 or December 31, 2011.

Additionally, at March 31, 2012 and December 31, 2011, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $49.6 million and $53.6 million, respectively.  Deposits from the State of California were $34.0 million at both March 31, 2012 and December 31, 2011.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at March 31, 2012.  Residential mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  The weighted average life of these securities was 3.33 years at March 31, 2012.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,165	0.13%	$—	—%	$—	—%	$2,165	0.13%
Corporate Notes	507	0.62	14,119	1.84	—	—	—	—	14,626	1.80
Residential Mortgage-Backed Securities	3	3.57	905	4.35	77,822	2.35	34,119	3.01	112,849	2.57
Residential CMOs	—	—	—	—	111	1.53	300	0.52	411	0.79
Total	$510	0.64%	$17,189	1.76%	$77,933	2.35%	$34,419	2.99%	$130,051	2.43%

A total of three and nine securities had unrealized losses at March 31, 2012 and December 31, 2011, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2012:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(6)	$3,823	$—	$—
Residential CMOs	(1)	300	—	—
Total	$(7)	$4,123	$—	$—

At December 31, 2011:
Investments-Available for Sale
Corporate Notes	$(2)	$2,157	$—	$—
Residential Mortgage-Backed Securities	(38)	11,188	—	—
Residential CMOs	(2)	690	—	—
Total	$(42)	$14,035	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at March 31, 2012 and December 31, 2011 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)

Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of March 31, 2012 and December 31, 2011, gross loans outstanding totaled $229.9 million and $233.0 million, respectively, within the following loan categories:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$64,732	28.2%	$70,945	30.4%
Commercial real estate	72,536	31.5%	70,269	30.2%
Residential	52,796	23.0%	54,944	23.6%
Land and construction	19,727	8.6%	16,670	7.2%
Consumer and other (2)	20,132	8.7%	20,140	8.6%
Loans, gross	229,923	100.0%	232,968	100.0%
Net deferred costs	87		37
Less — allowance for loan losses	(5,288)		(5,284)
Loans, net	$224,722		$227,721

(1)

Unsecured commercial loan balances were $10.9 million and $11.5 million at March 31, 2012 and December 31, 2011, respectively.

(2)

Unsecured consumer and other loan balances were $980,000 and $2.8 million at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(300)	350	(35)	—	(15)	—
Charge-offs	(3)	—	—	(5)	—	(8)
Recoveries	9	3	—	—	—	12
Ending balance	$2,290	$1,605	$548	$511	$334	$5,288

As of March 31, 2012:
Ending balance: individually evaluated for impairment	$700	$—	$—	$—	$—	$700
Ending balance: collectively evaluated for impairment	1,590	1,605	548	511	334	4,588
Total	$2,290	$1,605	$548	$511	$334	$5,288

Loans:
Ending balance: individually evaluated for impairment	$2,229	$3,724	$—	$1,325	$345	$7,623
Ending balance: collectively evaluated for impairment	62,503	68,812	52,796	18,402	19,787	222,300
Total	$64,732	$72,536	$52,796	$19,727	$20,132	$229,923

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(90)	220	70	—	—	200
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	12	—	—	—	3	15
Ending balance	$2,712	$1,108	$283	$995	$378	$5,476

As of March 31, 2011:
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

There were no loans acquired with deteriorated credit quality as of March 31, 2012 and December 31, 2011.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables.  As of March 31, 2012 and December 31, 2011, the allowance for unfunded lending commitments was $203,000 and is primarily related to $68.3 million and $57.0 million in commitments to extend credit to customers and $1.7 million and $2.5 million in standby/commercial letters of credit at March 31, 2012 and December 31, 2011, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of March 31, 2012. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  There were no additions to non-performing loans during the three months ended March 31, 2012 and 2011.  Non-performing loans represented 3.2% and 3.3% of total loans at March 31, 2012 and December 31, 2011, respectively.  There were no accruing loans past due 90 days or more at March 31, 2012 and December 31, 2011.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of March 31, 2012:
Commercial	$—	$657	$—	$657	$64,075	$64,732
Commercial real estate	—	—	540	540	71,996	72,536
Residential	—	—	—	—	52,796	52,796
Land and construction	—	1,325	—	1,325	18,402	19,727
Consumer and other	48	—	345	393	19,739	20,132
Totals	$48	$1,982	$885	$2,915	$227,008	$229,923

As of December 31, 2011:
Commercial	$364	$4	$683	$1,051	$69,894	$70,945
Commercial real estate	—	—	540	540	69,729	70,269
Residential	—	—	—	—	54,944	54,944
Land and construction	—	—	—	—	16,670	16,670
Consumer and other	50	—	345	395	19,745	20,140
Totals	$414	$4	$1,568	$1,986	$230,982	$232,968

The following table sets forth non-accrual loans and other real estate owned at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans:
Commercial	$1,891	$2,175
Commercial real estate	3,724	3,756
Land and construction	1,325	1,330
Consumer and other	345	345
Total non-accrual loans	7,285	7,606
OREO	—	—
Total non-performing assets	$7,285	$7,606

Non-performing assets to gross loans and OREO	3.17%	3.26%
Non-performing assets to total assets	1.68%	1.88%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at March 31, 2012 and December 31, 2011.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of March 31, 2012:
Grade:
Pass	$59,902	$67,347	$52,796	$16,230	$19,739
Special Mention	1,162	800	—	2,172	—
Substandard	3,668	4,389	—	1,325	393
Total	$64,732	$72,536	$52,796	$19,727	$20,132

As of December 31, 2011:
Grade:
Pass	$64,838	$65,837	$54,944	$12,933	$19,745
Special Mention	1,245	—	—	2,407	—
Substandard	4,862	4,432	—	1,330	395
Total	$70,945	$70,269	$54,944	$16,670	$20,140

There were no loans assigned to the Doubtful or Loss grade as of March 31, 2012 and December 31, 2011.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the three months ended March 31, 2012:
With no related allowance recorded:
Commercial	$1,103	$1,385	$—	$1,263
Commercial real estate	3,724	7,917	—	3,734
Residential	—	—	—	—
Land and construction	1,325	1,600	—	1,328
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$1,126	$2,225	$700	$1,133
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$2,229	$3,610	$700	$2,396
Commercial real estate	$3,724	$7,917	$—	$3,734
Residential	$—	$—	$—	$—
Land and construction	$1,325	$1,600	$—	$1,328
Consumer and other	$345	$345	$—	$345

As of and for the year ended December 31, 2011:
With no related allowance recorded:
Commercial	$1,029	$1,291	$—	$699
Commercial real estate	3,756	7,950	—	3,892
Residential	—	—	—	—
Land and construction	1,330	1,600	—	111
Consumer and other	345	345	—	173
With an allowance recorded:
Commercial	$1,146	$2,225	$700	$1,288
Commercial real estate	—	—	—	478
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	172
Totals:
Commercial	$2,175	$3,516	$700	$1,987
Commercial real estate	$3,756	$7,950	$—	$4,370
Residential	$—	$—	$—	$—
Land and construction	$1,330	$1,600	$—	$111
Consumer and other	$345	$345	$—	$345

The average balance of impaired loans at March 31, 2011 was $7.0 million.  As of March 31, 2012 and December 31, 2011, there was $7.3 million and $7.6 million, respectively, of impaired loans on non-accrual status.  During the three months ended March 31, 2012 and 2011, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and none, respectively.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the three months ended March 31, 2012 are set forth in the following table.

For the Three Months Ended March 31, 2012
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	3	$1,103	$1,103
Commercial real estate	—	—	—
Residential	—	—	—
Land and construction	—	—	—
Consumer and other	—	—	—
Total	3	$1,103	$1,103

The modifications in connection with the troubled debt restructurings during the three months ended March 31, 2012 were primarily related to extending the amortization period of these loans.  The impact on the Company's determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three months ended March 31, 2012.  As of March 31, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  There were no troubled debt restructurings during the three months ended March 31, 2011.

(4)

Comprehensive Income

Comprehensive income, which includes net income, the net change in unrealized gains on investment securities available for sale and the reclassification of net (gains) losses included in earnings, is presented below:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$592	$123
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax (expense) benefit of ($66) and $68 for the three months ended March 31, 2012 and 2011, respectively	93	(97)
Comprehensive income	$685	$26

The Company did not sell any available for sale securities during the three months ended March 31, 2012 and 2011.

(5)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at March 31, 2012 and December 31, 2011 are comprised of the following:

(in thousands)	March 31, 2012	December 31, 2011
Leasehold improvements	$973	$973
Furniture & equipment	1,921	1,907
Software	560	561
Total	3,454	3,441
Accumulated depreciation	(2,453)	(2,346)
Premises and equipment, net	$1,001	$1,095

Depreciation and amortization included in occupancy expense was $107,000 and $84,000 for the three months ended March 31, 2012 and 2011, respectively.

(6)

Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$135,753	37.7%	$122,843	37.0%
Interest bearing checking	20,790	5.8%	20,739	6.2%
Money market deposits and savings	156,935	43.6%	142,061	42.7%
Certificates of deposit	46,715	12.9%	46,811	14.1%
Total	$360,193	100.0%	$332,454	100.0%

At March 31, 2012, the Company had three certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 9.4% of total deposits. Each of these deposits are scheduled to mature in the second quarter of 2012. The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  At December 31, 2011, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 10.2% of total deposits.  The Company was required to pledge $37.4 million of agency mortgage backed securities at March 31, 2012 and December 31, 2011 in connection with these certificates of deposit.

At March 31, 2012, the Company had $4.4 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits.  At December 31, 2011, the Company had $3.4 million of CDARS reciprocal deposits, which represented 1.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at March 31, 2012 and December 31, 2011 was $45.1 million and $44.9 million, respectively.  At March 31, 2012, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $39.3 million maturing in six months or less, $2.7 million maturing in six months to one year and $3.1 million maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2012.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$40,194	$2,246	$1,087
1.00% to 1.99%	—	156	3,032
Total	$40,194	$2,402	$4,119

(7)

Other Borrowings

At March 31, 2012 and December 31, 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $92.2 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2012 and December 31, 2011.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2012 and December 31, 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2012 and December 31, 2011 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2012	December 31, 2011
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At March 31, 2012 and December 31, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2012 and December 31, 2011.  As of March 31, 2012 and December 31, 2011, the Company had pledged $6.4 million and $6.3 million, respectively, of corporate notes in connection with these lines of credit.

(8)

Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $68.3 million and $57.0 million in commitments to extend credit to customers and $1.7 million and $2.5 million in standby/commercial letters of credit at March 31, 2012 and December 31, 2011, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $42,000 and $54,000 as of March 31, 2012 and December 31, 2011, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in May 2012, June 2014 and November 2017, respectively.  Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $143,000 and $119,000 for the three months ended March 31, 2012 and 2011, respectively. Sublease income earned was $27,000 and $26,000 during the three months ended March 31, 2012 and 2011, respectively.

The projected minimum rental payments under the term of the leases at March 31, 2012 are as follows (in thousands):

Years ending December 31,
2012 (April – December)	$486
2013	639
2014	374
2015	107
2016	111
Thereafter	104
Total	$1,821

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2012 and December 31, 2011, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2012 (April – December)	$316
2013	277
2014	140
2015	47
2016	12
Total	$792

(9)

Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  As of March 31, 2012, the Company had repurchased 534,171 shares in the open market at a cost ranging from $3.35 to $4.02 per share in connection with this program.  During the three months ended March 31, 2012, the Company repurchased 43,847 shares in the open market at a cost ranging from $3.52 to $3.99 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(10)

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2012:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,165	$2,165	$—	$—
Corporate Notes	14,626	—	14,626	—
Residential Mortgage-Backed Securities	112,849	—	112,849	—
Residential CMOs	411	—	411	—
Total	$130,051	$2,165	$127,886	$—
At December 31, 2011:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,139	$2,139	$—	$—
Corporate Notes	6,321	—	6,321	—
Residential Mortgage-Backed Securities	120,756	—	120,756	—
Residential CMOs	690	—	690	—
Total	$129,906	$2,139	$127,767	$—

AFS securities — As of March 31, 2012 and December 31, 2011, the Level 2 fair value of the Company’s residential mortgage-backed securities and collateralized mortgage obligations was $112.8 million and $120.8 million, respectively.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At March 31, 2012 and December 31, 2011, the weighted average rate and weighed average life of these securities were 2.57% and 2.60%, respectively, and 3.33 years and 3.57 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  There were no transfers into or out of Level 2 measurements during the three months ended March 31, 2012 and 2011.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2012:
Impaired loans
Commercial	$1,037	$—	$—	$1,037
Commercial real estate	3,724	—	—	3,724
Residential	—	—	—	—
Land and construction	1,325	—	—	1,325
Total	$6,086	$—	$—	$6,086
At December 31, 2011:
Impaired loans
Commercial	$1,127	$—	$—	$1,127
Commercial real estate	3,756	—	—	3,756
Land and construction	1,330	—	—	1,330
Total	$6,213	$—	$—	$6,213

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company recorded net recoveries of $4,000 on impaired loans during the three months ended March 31, 2012, compared to net charge-offs of $7,000 during the same period last year.

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

Cash and cash equivalents

The carrying amounts are considered to be their estimated fair values and are classified as Level 1 because of the short-term maturity of these instruments which includes Federal funds sold and interest-earning deposits at other financial institutions.

Investment securities

AFS investment securities are carried at fair value, which are based on quoted prices of exact or similar securities, or on inputs that are observable, either directly or indirectly. The Company obtains quoted prices through third party brokers.  Investment securities are classified as Level 1 to the extent that they are based on quoted prices for identical instrument traded in active markets.  Investment securities are classified as Level 2 for valuations based on quotes prices for similar securities or inputs that are observable, either directly or indirectly.

FRB and FHLB stock

It is not practical to determine the fair value of FRB and FHLB stock due to restrictions placed on its transferability.

Loans, net

For loans, the fair value is estimated using market quotes for similar assets or the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.  The fair value of loans is determined utilizing estimates resulting in a Level 3 classification.

Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral (net of estimated costs to sell) if the loan is collateral dependent.  The fair value of impaired loans is determined utilizing estimates resulting in a Level 3 classification.

Off-balance sheet credit-related instruments

The fair values of commitments, which include standby letters of credit and commercial letters of credit, are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The related fees are not considered material to the Company’s financial statements as a whole and the fair market value of the Company’s off-balance sheet credit-related instruments cannot be readily determined.  The fair value of these items is determined utilizing estimates resulting in a Level 3 classification.

Deposits

For demand deposits, the carrying amount approximates fair value. The fair values of interest bearing checking, savings, and money market deposits are estimated by discounting future cash flows using the interest rates currently offered for deposits of similar products.  Because of the short-term maturity of these deposits, the carrying amounts are considered to be their estimated fair values and are classified as Level 1.

The fair values of the certificates of deposit are estimated by discounting future cash flows based on the rates currently offered for certificates of deposit with similar interest rates and remaining maturities.  The fair value of certificates of deposit is determined utilizing estimates resulting in a Level 2 classification.

Other borrowings

The fair values of long term FHLB advances are estimated based on the rates currently offered by the FHLB for advances with similar interest rates and remaining maturities.  The fair value of other borrowings is determined utilizing estimates resulting in a Level 2 classification.

Accrued interest

The estimated fair value for both accrued interest receivable and accrued interest payable are considered to be equivalent to the carrying amounts, resulting in a Level 1 classification.

The estimated fair value and carrying amounts of the financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of March 31, 2012
Assets
Cash and cash equivalents	$73,157	$73,157	$—	$—	$73,157
Investment securities	130,051	2,165	127,886	—	130,051
FRB stock	1,265	—	—	—	N/A
FHLB stock	1,616	—	—	—	N/A
Loans, net	224,722	—	—	224,830	224,830
Accrued interest receivable	991	991	—	—	991
Liabilities
Non-interest bearing deposits	$135,753	$135,753	$—	$—	$135,753
Interest bearing deposits	224,440	177,724	46,713	—	224,437
Other borrowings	25,000	—	25,020	—	25,020
Accrued interest payable	136	136	—	—	136

	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value
As of December 31, 2011
Assets
Cash and cash equivalents	$41,926	$41,926
Investment securities	129,906	129,906
FRB stock	1,265	N/A
FHLB stock	1,697	N/A
Loans, net	227,721	228,044
Accrued interest receivable	996	996
Liabilities
Non-interest bearing deposits	$122,843	$122,843
Interest bearing deposits	209,611	209,612
Other borrowings	25,000	25,020
Accrued interest payable	127	127

(12)

Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
(in thousands)	2012	2011
Loan arrangement fees	$278	$114
Service charges and other operating income	69	90
Total non-interest income	$347	$204

(13)

Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  No restricted stock awards were granted during the three months ended March 31, 2012 or 2011.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $136,000 and $127,000 for the three months ended March 31, 2012 and 2011, respectively.  The fair value of restricted stock awards that vested during the three months ended March 31, 2012 and 2011 was $36,000 and $32,600, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012		2011
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	536,733	$4.03	449,768	$4.40
Vested	(8,790)	4.11	(7,850)	4.07
Forfeited and surrendered	—	—	(1,000)	4.49
Ending balance	527,943	$4.05	440,918	$4.40

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the three months ended March 31, 2012 or 2011.  The remaining contractual life of the 2004 Founder Stock Options outstanding was 1.91 and 2.91 years at March 31, 2012 and 2011, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at March 31, 2012 and 2011.  At March 31, 2012 and 2011, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the three months ended March 31, 2012 or 2011.  The remaining contractual life of the Director and Employee Stock Options outstanding was 2.39 and 3.39 years at March 31, 2012 and 2011, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2012 and 2011.  At March 31, 2012 and 2011, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2012:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	408,553	527,943	263,504

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of March 31, 2012 and December 31, 2011 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total Risk-Based Capital Ratio	$47,394	17.85%	$46,068	17.34%	$21,247	8.00%	$26,562	10.00%
Tier 1 Risk-Based Capital Ratio	$44,047	16.59%	$42,721	16.08%	$10,623	4.00%	$15,937	6.00%
Tier 1 Leverage Ratio	$44,047	10.50%	$42,721	10.18%	$16,787	4.00%	$20,986	5.00%

December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States, or GAAP, and to general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. While we base our estimates and assumptions on historical experience, current information and other factors deemed by management to be relevant, actual results could differ materially and adversely from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimates in the current period, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  We consider accounting polices related to the allowance for loan losses and income taxes to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2012.

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by management judgment.  During this process, loans are separated into the following portfolio segments: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment.  For commercial loans, commercial real estate loans and land and construction, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan.  Secondary considerations include the creditworthiness of guarantors and the valuation of collateral.  In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans.  The primary risk consideration for residential loans and consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.

Loss ratios for all portfolio segments are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio.  This migration analysis estimates loss factors based on the performance of each portfolio segment over a three and a half year time period.  These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located.  For loans that are not collateral dependent, which generally consist of commercial loans and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors.  The allowance is based on estimates and actual losses may vary materially from the estimates.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further loan loss provisions and/or additional charge-offs of loans.  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” for further factors considered by management in estimating the necessary level of the allowance for loan losses.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deferred Tax Asset” for further discussion of our deferred tax asset and management’s evaluation of the same.

Summary of the Results of Operations and Financial Condition

For the three months ended March 31, 2012 and 2011, the Company recorded net income of $592,000, or $0.07 per diluted share, and $123,000, or $0.01 per diluted share, respectively.  The increase in net income during the current quarter, as compared to the same period last year, was primarily related to an increase in net interest income earned of $588,000 and a decline in provision for loan losses of $200,000, partially offset by an increase in non-interest expenses of $446,000.

Total assets at March 31, 2012 were $433.4 million, representing an increase of approximately $28.1 million, or 6.9%, from $405.3 million at December 31, 2011.  The increase in total assets is primarily attributable to an increase in cash and cash equivalents, resulting from growth in our deposit portfolio.  Cash and cash equivalents at March 31, 2012 were $73.2 million, representing an increase of $31.2 million, or 74.5%, from $41.9 million at December 31, 2011.  Investment securities were $130.1 million at March 31, 2012, compared to $129.9 million at December 31, 2011.  The average life of our investment securities were 3.21 years and 3.50 years at March 31, 2012 and December 31, 2011, respectively.  Loans were $230.0 million and $233.0 million at March 31, 2012 and December 31, 2011, respectively.

Total liabilities at March 31, 2012 increased by $27.5 million, or 7.6%, to $387.7 million, compared to $360.2 million at December 31, 2011.  This increase is primarily due to growth within our money market deposits and savings and non-interest bearing deposits of $14.9 million and $12.9 million, respectively.  These increases were due to continued core deposit gathering efforts.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $313.5 million and $285.6 million at March 31, 2012 and December 31, 2011, respectively, representing an increase of $27.8 million, or 9.7%.

Average interest earning assets increased $108.2 million, from $306.3 million for the three months ended March 31, 2011 to $414.4 million for the three months ended March 31, 2012.  The weighted average interest rate on interest earning assets decreased to 3.43% for the three months ended March 31, 2012 from 3.84% for the same period last year.  The decrease in yield on earning assets is primarily attributable to a decline in interest rates earned on these assets during the quarter ended March 31, 2012, as compared to the same period last year, and was caused by a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest bearing deposits and borrowings increased $76.6 million, from $167.7 million for the three months ended March 31, 2011 to $244.3 million for the three months ended March 31, 2012.  During the quarter ended March 31, 2012 as compared to the same period last year, there was a decline in our cost of interest bearing deposits and borrowings, which is primarily attributable to a decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits and borrowings was 0.40% during the quarter ended March 31, 2012 compared to 0.47% for the same period last year.

At March 31, 2012, stockholders’ equity totaled $45.7 million, or 10.5% of total assets, as compared to $45.1 million, or 11.1% of total assets at December 31, 2011.  The Company’s book value per share of common stock was $5.06 as of March 31, 2012, compared to $4.97 per share as of December 31, 2011.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended March 31,
	2012	2011
Annualized return on average assets	0.56%	0.16%

Annualized return on average stockholders’ equity	5.24%	1.13%

Average stockholders’ equity to average assets	10.76%	14.12%

Net interest margin	3.20%	3.59%

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at March 31, 2012 and 2011.  There was no change in the targeted federal funds rate during the three months ended March 31, 2012 and 2011, remaining at 0.00%-0.25%.

The Company, through its asset and liability management policies and practices, seeks to maximize net interest income without exposing the Company to a level of interest rate risk deemed excessive by management. Interest rate risk is managed by monitoring the pricing, maturity and re-pricing characteristics of all classes of interest bearing assets and liabilities. This is discussed in more detail in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management.”

During the three months ended March 31, 2012, net interest income was $3.3 million compared to $2.7 million for the same period last year.  This increase is primarily related to an increase of $418,000 in interest earned in connection with our loan portfolio, and an increase of $221,000 in interest earned on our investment securities.  The increase in the interest earned on our loan portfolio was primarily related to a $44.3 million increase in the average balance of loans, partially offset by a 28 basis point decline in our loan yield.  The increase in interest earned on our investment portfolio was primarily due to a $58.3 million increase in the average balance of residential mortgage-backed securities and collateralized mortgage obligations, or CMOs, partially offset by a 108 basis point decline in the yield earned on these securities.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 3.03% for the three months ended March 31, 2012 compared to 3.37% for the same period last year.

The Company’s net interest margin was 3.20% for the three months ended March 31, 2012, compared to 3.59% for the same period last year.  This decline was primarily attributable to a decrease in the yield on interest earning assets of 41 basis points, partially offset by a decline of 7 basis points in the cost of interest bearing deposits and borrowings.  As discussed above, the decrease in yield on interest earning assets is primarily attributable to a decline in interest rates earned on these assets during the three months ended March 31, 2012, as compared to the same period last year, which was caused by a general decline in interest rates during the first quarter of the current year compared to the same period last year, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields during this period.  The decline in our net interest margin was partially offset by a decline in our cost of interest bearing deposits and borrowings, which is primarily attributable to a general decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits and borrowings was 0.40% during the three months ended March 31, 2012 compared to 0.47% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012			2011
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$52,722	$32	0.24%	$55,492	$35	0.25%
U.S. Gov’t Treasuries	2,154	—	—%	141	—	0.18%
Debt securities issued by the States of the United States	—	—	—	2,014	9	1.72%
Corporate notes	8,717	37	1.68%	—	—	—%
Residential mortgage-backed securities and CMOs	118,289	717	2.42%	59,950	524	3.50%
Federal Reserve Bank stock	1,265	19	6.00%	1,301	19	6.00%
Federal Home Loan Bank stock	1,683	2	0.50%	2,020	1	0.30%
Loans (1) (2)	229,598	2,734	4.79%	185,335	2,316	5.07%
Earning assets	414,428	3,541	3.43%	306,253	2,904	3.84%
Other assets	8,150			8,458
Total assets	$422,578			$314,711
Liabilities & Equity
Interest checking (NOW)	$20,074	9	0.19%	$31,631	22	0.28%
Money market deposits and savings	152,888	127	0.33%	76,701	103	0.55%
CDs	46,293	32	0.27%	57,368	60	0.42%
Borrowings	25,001	74	1.20%	2,001	8	1.59%
Total interest bearing deposits and borrowings	244,256	242	0.40%	167,701	193	0.47%
Demand deposits	129,736			100,173
Other liabilities	3,127			2,410
Total liabilities	377,119			270,284
Equity	45,459			44,427
Total liabilities & equity	$422,578			$314,711

Net interest income / spread		$3,299	3.03%		$2,711	3.37%

Net interest margin			3.20%			3.59%

(1)

Average balance of loans excludes the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans is net loan fee income accretion of $10,000 for the three months ended March 31, 2012 and net loan origination cost amortization of $23,000 for the three months ended March 31, 2011.

(2)

Includes average non-accrual loans of $7.8 million and $7.0 million for the three months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended March 31, 2012 Compared to 2011 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(2)	$(1)	$(3)
U.S. Gov’t Treasuries	—	—	—
Debt securities issued by the States of the United States	(9)	—	(9)
Corporate notes	37	—	37
Residential mortgage-backed securities and CMOs	396	(203)	193
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	1	1
Loans	534	(116)	418
Total increase (decrease) in interest income	956	(319)	637
Interest expense:
Interest checking (NOW)	(7)	(6)	(13)
Money market deposits and savings	75	(51)	24
CDs	(10)	(18)	(28)
Borrowings	69	(3)	66
Total increase (decrease) in interest expense	127	(78)	49
Net increase (decrease) in net interest income	$829	$(241)	$588

Provision for Loan Losses

There was no provision for loan losses for the three months ended March 31, 2012, compared to a $200,000 provision for loan losses for the same period last year.  The decline in provision for loan losses recorded during the three months ended March 31, 2012, as compared to the same period last year, is primarily due to the general improvement in the level of our criticized and classified loans, which generally consist of special mention, substandard and doubtful loans.  Special mention, substandard and doubtful loans were $4.1 million, $9.8 million and none, respectively, at March 31, 2012, compared to $4.9 million, $15.3 million, and $1.1 million at March 31, 2011.  We had net recoveries of $4,000 during the three months ended March 31, 2012, compared to net charge-offs of $7,000 during the same period last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 3.17% and 3.26% at March 31, 2012 and December 31, 2011, respectively.  As a percentage of our total assets, the amount of non-performing assets was 1.68% and 1.88% at March 31, 2012 and December 31, 2011, respectively.

Non-Interest Income

Non-interest income was $347,000 for the three months ended March 31, 2012, compared to $204,000 for the same period last year.  The increase in non-interest income during the three months ended March 31, 2012, as compared to the same period last year, is primarily due to an increase of $164,000 in loan arrangement fees.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three months ended March 31, 2012 and 2011.

Non-Interest Expense

Non-interest expense was $3.0 million for the three months ended March 31, 2012, compared to $2.6 million for the same period last year.  Compensation and benefits was $1.7 million for the three months ended March 31, 2012, compared to $1.4 million for the same period last year.  Occupancy expense was $298,000 for the three months ended March 31, 2012, compared to $239,000 for the three months ended March 31, 2011.  The increase in non-interest expense is primarily due to the additional costs incurred related to expanding the Bank’s business development team and the opening of our Santa Monica relationship office in the middle of 2011.

Income Tax Provision

During the quarter ended March 31, 2012, we recorded a tax expense of approximately $16,000, in connection with alternative minimum taxes due.  The Company does not anticipate owing any substantial taxes for Federal or State purposes until the Company’s net operating losses are fully utilized.  During the quarter ended March 31, 2011, we did not record an income tax provision.

Financial Condition

Assets

Total assets at March 31, 2012 were $433.4 million, representing an increase of approximately $28.1 million, or 6.9%, from $405.3 million at December 31, 2011.  The increase in total assets is primarily attributable to an increase in cash and cash equivalents, resulting from growth in our deposit portfolio.  Cash and cash equivalents at March 31, 2012 were $73.2 million, representing an increase of $31.2 million, or 74.5%, from $41.9 million at December 31, 2011.  Investment securities were $130.1 million at March 31, 2012, compared to $129.9 million at December 31, 2011.  The average life of our investment securities were 3.21 years and 3.50 years at March 31, 2012 and December 31, 2011, respectively.  Loans were $230.0 million and $233.0 million at March 31, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $73.2 million at March 31, 2012 and $41.9 million at December 31, 2011.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities.  The increase in cash and cash equivalents has been primarily caused by the growth within our deposit portfolio and a lack of quality loan demand during the current quarter.  See the section “Liquidity and Asset/Liability Management” below.

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

At March 31, 2012, investment securities totaled $130.1 million compared to $129.9 million at December 31, 2011.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At March 31, 2012 and December 31, 2011, the weighted average rate and weighed average life of these securities were 2.57% and 2.60%, respectively, and 3.33 years and 3.57 years, respectively.  We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, decreased 1.3%, or $3.0 million, from $227.7 million at December 31, 2011 to $224.7 million at March 31, 2012.  This decrease in the loan portfolio is primarily within our commercial loan and residential real estate loan portfolios, which decreased by $6.2 million and $2.1 million, respectively, partially offset by increases in our commercial real estate and land and construction loan portfolios of $2.3 million and $3.1 million, respectively.  As of March 31, 2012 and December 31, 2011, gross loans outstanding totaled $230.0 million and $233.0 million, respectively.  Loan originations were $25.7 million during the three months ended March 31, 2012, as compared to $29.9 million during the same period last year.

As of March 31, 2012, substantially all of the Company’s loan customers were located in Southern California.  Additionally, the Company did not have any subprime mortgages.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans:
Commercial	$1,891	$2,175
Commercial real estate	3,724	3,756
Land and Construction	1,325	1,330
Consumer and other	345	345
Total non-accrual loans	7,285	7,606
Other real estate owned (“OREO”)	—	—
Total non-performing assets	$7,285	$7,606

Non-performing assets to gross loans and OREO	3.17%	3.26%
Non-performing assets to total assets	1.68%	1.88%

Non-accrual loans totaled $7.3 million and $7.6 million at March 31, 2012 and December 31, 2011, respectively.   There were no accruing loans past due 90 days or more at March 31, 2012 and December 31, 2011.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $72,000 for the three months ended March 31, 2012, compared to $77,000 for the same period last year.  As a percentage of total assets, the amount of non-performing assets was 1.68% and 1.88% at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, non-accrual loans consisted of three commercial loans totaling $1.9 million, two commercial real estate loans totaling $3.7 million, one commercial land loan totaling $1.3 million and one consumer and other loan totaling $345,000.  At December 31, 2011, non-accrual loans consisted of four commercial loans totaling $2.2 million, two commercial real estate loans totaling $3.8 million, one commercial land loan totaling $1.3 million and one consumer and other loan totaling $345,000.

At both March 31, 2012 and December 31, 2011, the recorded investment in impaired loans was $7.6 million.  At both March 31, 2012 and December 31, 2011, the Company had a $700,000, specific allowance for loan losses on $1.1 million of impaired loans.  There were $6.5 million of impaired loans with no specific allowance for loan losses at both March 31, 2012 and December 31, 2011.  The average outstanding balance of impaired loans for the three months ended March 31, 2012 was $7.8 million, compared to $7.0 million for the same period last year.  As of March 31, 2012 and December 31, 2011, there was $7.3 million and $7.6 million, respectively, of impaired loans on non-accrual status.  During the three months ended March 31, 2012 and 2011, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and none, respectively.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

Accordingly, the calculation of the adequacy of the ALL is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics).  We base the allocation for individual loans on the results of our impairment analysis, which is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral, if the loan is collateral dependent.  Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its risk grade.  The loss ratio is determined based primarily on the historical loss experience of our loan portfolio.  These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Historical loss experience is determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a three and a half year time period.  These quantitative calculations are based on estimates and actual losses may vary materially and adversely from the estimates.

The qualitative factors, included above, are also utilized to identify other risks inherent in the portfolio and to determine whether the estimated credit losses associated with the current portfolio might differ from historical loss trends or the loss ratios discussed above.  We estimate a range of exposure for each applicable qualitative factor and evaluate the current condition and trend of each factor.  Because of the subjective nature of these factors, the actual losses incurred may vary materially and adversely from the estimated amounts.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of March 31, 2012 and December 31, 2011 was adequate to absorb probable credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three months ended March 31, 2012 and 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(300)	350	(35)	—	(15)	—
Charge-offs	(3)	—	—	(5)	—	(8)
Recoveries	9	3	—	—	—	12
Ending balance	$2,290	$1,605	$548	$511	$334	$5,288

Three Months Ended March 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(90)	220	70	—	—	200
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	12	—	—	—	3	15
Ending balance	$2,712	$1,108	$283	$995	$378	$5,476

There were no loans acquired with deteriorated credit quality during the three months ended March 31, 2012 and 2011.

The ALL was $5.3 million, or 2.30% of our total loan portfolio, at March 31, 2012, compared to $5.3 million, or 2.27% at December 31, 2011.  During the three months ended March 31, 2012, our non-performing loans decreased to $7.3 million from $7.6 million at December 31, 2011.  The ratio of our ALL to non-performing loans was 72.59% at March 31, 2012 compared to 69.47% at December 31, 2011.  In addition, our ratio of non-performing loans to total loans was 3.17% and 3.26% at March 31, 2012 and December 31, 2011, respectively.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  At March 31, 2012 and December 31, 2011, management reassessed the continuing need for this valuation allowance and determined that as of March 31, 2012 and December 31, 2011, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the near term economic climate in which the Company operates.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At March 31, 2012 and December 31, 2011, the Company maintained a deferred tax liability of $1.2 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At March 31, 2012, total deposits were $360.2 million compared to $332.5 million at December 31, 2011, representing an increase of 8.3%, or $27.7 million.  This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $12.9 million and $14.9 million, respectively, due to continued core deposit gathering efforts.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $313.5 million and $285.6 million at March 31, 2012 and December 31, 2011, respectively, representing an increase of $27.8 million, or 9.7%.

The following table reflects a summary of deposit categories by dollar and percentage at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$135,753	37.7%	$122,843	37.0%
Interest bearing checking	20,790	5.8%	20,739	6.2%
Money market deposits and savings	156,935	43.6%	142,061	42.7%
Certificates of deposit	46,715	12.9%	46,811	14.1%
Total	$360,193	100.0%	$332,454	100.0%

At March 31, 2012 and December 31, 2011, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 9.4% and 10.2%, respectively, of total deposits.  The Company was required to pledge $37.4 million of agency mortgage backed securities at March 31, 2012 and December 31, 2011 in connection with these certificates of deposit.  Each of these deposits outstanding at March 31, 2012 is scheduled to mature in the second quarter of 2012. The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 6 “Deposits.”

At March 31, 2012, the Company had $4.4 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits.  At December 31, 2011, the Company had $3.4 million of CDARS deposits, which represented 1.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at March 31, 2012 and December 31, 2011 was $45.1 million and $44.9 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at March 31, 2012, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$36,295
Due after 3 months and within 6 months	3,039
Due after 6 months and within 12 months	2,672
Due after 12 months	3,122
Total	$45,128

Liquidity and Asset/Liability Management

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing.  The Company’s main sources of funds to provide liquidity are its cash and cash equivalents, paydowns and maturities of investments, loan repayments, and increases in deposits and borrowings.  The Company also maintains lines of credit with the Federal Home Loan Bank, or FHLB, and other correspondent financial institutions.

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 36.1% at March 31, 2012 and 30.9% at December 31, 2011.

At March 31, 2012 and December 31, 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $92.2 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2012 and December 31, 2011.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2012 and December 31, 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2012 and December 31, 2011 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2012	December 31, 2011
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At March 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at March 31, 2012 or December 31, 2011.  As of March 31, 2012 and December 31, 2011, the Company had pledged $6.4 million and $6.3 million, respectively, of corporate notes in connection with these lines of credit.

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

Capital Expenditures

As of March 31, 2012, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At March 31, 2012, the Company had total stockholders’ equity of $45.7 million, which included $108,000 in common stock, $64.6 million in additional paid-in capital, $13.2 million accumulated deficit, $1.7 million in accumulated other comprehensive income, and $7.4 million in treasury stock.  During the three months ended March 31, 2012, the Company purchased 43,847 shares at an average price per share of $3.78, effectively reducing total stockholders’ equity by $166,000 during the period.

Capital

The Company and the Bank are subject to the various regulatory capital requirements administered by federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material and adverse effect on the business, results of operations and financial condition of the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of March 31, 2012 and December 31, 2011 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total Risk-Based Capital Ratio	$47,394	17.85%	$46,068	17.34%	$21,247	8.00%	$26,562	10.00%
Tier 1 Risk-Based Capital Ratio	$44,047	16.59%	$42,721	16.08%	$10,623	4.00%	$15,937	6.00%
Tier 1 Leverage Ratio	$44,047	10.50%	$42,721	10.18%	$16,787	4.00%	$20,986	5.00%

December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

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

(in thousands)	March 31, 2012	December 31, 2011
Commitments to extend credit	$68,290	$56,964
Commitments to extend credit to directors and officers (undisbursed amount)	$438	$367
Standby/commercial letters of credit	$1,709	$2,533
Guarantees on revolving credit card limits	$209	$219
Outstanding credit card balances	$42	$54

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of March 31, 2012 and December 31, 2011, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.30% and 0.35% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 1A.

Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended March 31, 2012.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
January 1-31, 2012	28,341	$3.62	28,341	$91
February 1-29, 2012	12,485	3.95	12,485	41
March 1-31, 2012	3,021	3.99	3,021	29
Total	43,847	$3.74	43,847	$29

(1)

In August 2010, the Company’s Board of Directors authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under the Company’s stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The Company’s stock repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures.

None.

Item 5.

Other Information

(a)

Additional Disclosures.  None.

(b)

Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended March 31, 2012.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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