Form 10-Q
period 2012-06-30
1st Century Bancshares, Inc.
filed 2012-08-07
CIK 1420525

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

9,117,976 shares of common stock of the registrant were outstanding as of August 4, 2012.

1st Century Bancshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2012

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

Any forward-looking statements in this Quarterly Report on Form 10-Q and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  The Company does not undertake any obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date such forward looking statements are made, and hereby specifically disclaims any intention to do so, unless required by law.

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$9,564	$9,785
Interest earning deposits at other financial institutions	44,007	32,141
Total cash and cash equivalents	53,571	41,926
Investment securities — Available for Sale (“AFS”), at estimated fair value	162,891	129,906
Loans, net of allowance for loan losses of $4,866 and $5,284 at June 30, 2012 and December 31, 2011, respectively	231,395	227,721
Premises and equipment, net	977	1,095
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,721	2,962
Accrued interest and other assets	1,844	1,664
Total Assets	$454,399	$405,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$150,441	$122,843
Interest bearing deposits:
Interest bearing checking (“NOW”)	22,334	20,739
Money market deposits and savings	161,395	142,061
Certificates of deposit less than $100	1,341	1,956
Certificates of deposit of $100 or greater	44,373	44,855
Total deposits	379,884	332,454
Other borrowings	25,000	25,000
Accrued interest and other liabilities	2,867	2,769
Total Liabilities	407,751	360,223

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,946,408 and 10,841,033 issued at June 30, 2012 and December 31, 2011, respectively	109	108
Additional paid-in capital	64,697	64,488
Accumulated deficit	(12,498)	(13,841)
Accumulated other comprehensive income	1,852	1,567
Treasury stock at cost — 1,828,432 and 1,769,248 shares at June 30, 2012 and December 31, 2011, respectively	(7,512)	(7,271)
Total Stockholders’ Equity	46,648	45,051
Total Liabilities and Stockholders’ Equity	$454,399	$405,274

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
Interest and fee income on:
Loans	$2,717	$2,322	$5,451	$4,638
Investments	864	564	1,618	1,097
Other	57	70	110	126
Total interest and fee income	3,638	2,956	7,179	5,861

Interest expense on:
Deposits	180	221	348	407
Borrowings	75	16	149	24
Total interest expense	255	237	497	431
Net interest income	3,383	2,719	6,682	5,430

Provision for loan losses	—	75	—	275
Net interest income after provision for loan losses	3,383	2,644	6,682	5,155

Non-interest income	489	192	836	396

Non-interest expenses:
Compensation and benefits	1,594	1,454	3,301	2,870
Occupancy	328	263	626	502
Professional fees	153	213	342	396
Technology	195	159	345	310
Marketing	79	55	132	107
FDIC assessments	88	115	159	225
Other operating expenses	665	461	1,235	901
Total non-interest expenses	3,102	2,720	6,140	5,311
Income before income taxes	770	116	1,378	240
Income tax provision	19	—	35	—
Net income	751	116	1,343	240

Other Comprehensive Income:
Net change in unrealized gains on AFS investments, net of tax	192	562	285	464
Comprehensive Income	$943	$678	$1,628	$704

Basic earnings per share	$0.09	$0.01	$0.16	$0.03
Diluted earnings per share	$0.09	$0.01	$0.15	$0.03

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Restricted stock issued	104,500	1	—	—	—	—	—	1
Forfeiture of restricted stock	(8,000)	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	238	—	—	—	—	238
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,681)	(62)	(62)
Common stock repurchased	—	—	—	—	—	(19,518)	(76)	(76)
Net income	—	—	—	240	—	—	—	240
Other comprehensive income	—	—	—	—	464	—	—	464
Balance at June 30, 2011	10,769,176	$108	$64,307	$(14,626)	$1,302	(1,405,584)	$(5,948)	$45,143

Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Restricted stock issued	145,000	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	(39,625)	(1)	(69)	—	—	—	—	(70)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	280	—	—	—	—	280
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,337)	(75)	(75)
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	1,343	—	—	—	1,343
Other comprehensive income	—	—	—	—	285	—	—	285
Balance at June 30, 2012	10,946,408	$109	$64,697	$(12,498)	$1,852	(1,828,432)	$(7,512)	$46,648

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,343	$240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	215	172
Amortization of premiums on investment securities, net	618	104
Provision for loan losses	—	275
(Accretion) amortization of deferred loan fees, net of costs	(10)	39
Non-cash stock compensation, net of forfeitures	210	238
Other, net	—	1
(Increase) decrease in accrued interest and other assets	(40)	174
Decrease in accrued interest and other liabilities	(102)	(1,874)
Net cash provided by (used in) operating activities	2,234	(631)
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(49,631)	(26,173)
Maturities and principal reductions	16,513	8,898
Proceeds from the sale of securities	—	140
Increase in loans, net	(3,804)	(7,910)
Purchase of premises and equipment	(97)	(174)
(Purchase) Redemption of FRB stock and FHLB stock	(759)	232
Net cash used in investing activities	(37,778)	(24,987)
Cash flows from financing activities:
Net increase in deposits	47,430	45,465
Proceeds from other borrowings	—	10,000
Repayment of other borrowings	—	(2,000)
Purchase of treasury stock	(75)	(76)
Shares surrendered to pay taxes on vesting of restricted stock	(166)	(62)
Net cash provided by financing activities	47,189	53,327
Increase in cash and cash equivalents	11,645	27,709
Cash and cash equivalents, beginning of period	41,926	69,012
Cash and cash equivalents, end of period	$53,571	$96,721

Supplemental cash flow information:
Cash paid during the period for:
Interest	$466	$382
Income taxes	$100	$—

Supplemental disclosure of non-cash investing activity:
Transfer of commercial real estate loan to other real estate owned (“OREO”)	$140	$—

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2012.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2012 and December 31, 2011 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At June 30, 2012 and December 31, 2011, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At June 30, 2012 and December 31, 2011, the Company maintained a deferred tax liability of $1.3 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At June 30, 2012 and December 31, 2011, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  At June 30, 2012, there were 1,179,373 stock options and 145,000 restricted shares that were excluded from this calculation due to their antidilutive impact.  At June 30, 2011, there were 1,179,373 stock options and 104,500 restricted shares that were excluded from this calculation due to their antidilutive impact.

	Three Months Ended June 30,		Six months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$751	$116	$1,343	$240
Average number of common shares outstanding	8,514,498	8,877,879	8,509,759	8,866,341
Effect of dilution of restricted stock	282,194	175,163	269,016	179,049
Average number of common shares outstanding used to calculate diluted earnings per common share	8,796,692	9,053,042	8,778,775	9,045,390

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

(2)           Investments

The following is a summary of the investments categorized as Available for Sale at June 30, 2012 and December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2012:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,130	$48	$—	$2,178
Corporate Notes	34,634	138	(117)	34,655
Residential Mortgage-Backed Securities	122,823	3,124	(45)	125,902
Residential Collateralized Mortgage Obligations (“CMOs”)	156	—	—	156
Total	$159,743	$3,310	$(162)	$162,891
At December 31, 2011:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,102	$37	$—	$2,139
Corporate Notes	6,280	43	(2)	6,321
Residential Mortgage-Backed Securities	118,170	2,624	(38)	120,756
Residential CMOs	692	—	(2)	690
Total	$127,244	$2,704	$(42)	$129,906

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at June 30, 2012 or December 31, 2011.

Additionally, at June 30, 2012 and December 31, 2011, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $45.5 million and $53.6 million, respectively.  Deposits from the State of California were $34.0 million at both June 30, 2012 and December 31, 2011.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at June 30, 2012.  Residential mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  The weighted average life of these securities was 3.39 years at June 30, 2012.

(dollars in thousands)
Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,178	0.13%	$—	—%	$—	—%	$2,178	0.13%
Corporate Notes	505	0.62	34,150	2.25	—	—	—	—	34,655	2.23
Residential Mortgage-Backed Securities	—	—	762	4.34	81,094	2.26	44,046	2.68	125,902	2.42
Residential CMOs	—	—	—	—	—	—	156	1.12	156	1.12
Total	$505	0.62%	$37,090	2.17%	$81,094	2.26%	$44,202	2.67%	$162,891	2.35%

A total of fifteen and nine securities had unrealized losses at June 30, 2012 and December 31, 2011, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2012:
Investments-Available for Sale
Corporate Notes	$(117)	$16,004	$—	$—
Residential Mortgage-Backed Securities	(45)	14,642	—	—
Total	$(162)	$30,646	$—	$—
At December 31, 2011:
Investments-Available for Sale
Corporate Notes	$(2)	$2,157	$—	$—
Residential Mortgage-Backed Securities	(38)	11,188	—	—
Residential CMOs	(2)	690	—	—
Total	$(42)	$14,035	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at June 30, 2012 and December 31, 2011 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)           Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of June 30, 2012 and December 31, 2011, gross loans outstanding totaled $236.2 million and $233.0 million, respectively.  The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 80.1% of all loans are secured by real estate.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$62,062	26.3%	$70,945	30.4%
Commercial real estate	80,513	34.1%	70,269	30.2%
Residential	50,005	21.1%	54,944	23.6%
Land and construction	21,950	9.3%	16,670	7.2%
Consumer and other (2)	21,660	9.2%	20,140	8.6%
Loans, gross	236,190	100.0%	232,968	100.0%
Net deferred costs	71		37
Less — allowance for loan losses	(4,866)		(5,284)
Loans, net	$231,395		$227,721

(1)	Unsecured commercial loan balances were $13.2 million and $11.5 million at June 30, 2012 and December 31, 2011, respectively.
(2)	Unsecured consumer and other loan balances were $836,000 and $2.8 million at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and six months ended June 30, 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,290	$1,605	$548	$511	$334	$5,288
Provision for loan losses	(325)	475	(85)	(50)	(15)	—
Charge-offs	(22)	(400)	—	—	—	(422)
Recoveries	—	—	—	—	—	—
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(625)	825	(120)	(50)	(30)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	9	3	—	—	—	12
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866

As of June 30, 2012:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,443	1,680	463	461	319	4,366
Total	$1,943	$1,680	$463	$461	$319	$4,866

Loans:
Ending balance: individually evaluated for impairment	$2,172	$3,154	$—	$1,325	$345	$6,996
Ending balance: collectively evaluated for impairment	59,890	77,359	50,005	20,625	21,315	229,194
Total	$62,062	$80,513	$50,005	$21,950	$21,660	$236,190

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

There were no loans acquired with deteriorated credit quality as of June 30, 2012 and December 31, 2011.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables.  As of June 30, 2012 and December 31, 2011, the allowance for unfunded lending commitments was $203,000 and is primarily related to $66.4 million and $57.0 million in commitments to extend credit to customers and $1.8 million and $2.5 million in standby/commercial letters of credit at June 30, 2012 and December 31, 2011, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of June 30, 2012. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  Total additions to non-performing loans during the six months ended June 30, 2012 and 2011 was none and $891,000, respectively.  Non-performing loans represented 2.8% and 3.3% of total loans at June 30, 2012 and December 31, 2011, respectively.  There were no accruing loans past due 90 days or more at June 30, 2012 and December 31, 2011.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of June 30, 2012:
Commercial	$—	$—	$—	$—	$62,062	$62,062
Commercial real estate	—	—	—	—	80,513	80,513
Residential	—	—	—	—	50,005	50,005
Land and construction	—	—	1,325	1,325	20,625	21,950
Consumer and other	—	230	345	575	21,085	21,660
Totals	$—	$230	$1,670	$1,900	$234,290	$236,190

As of December 31, 2011:
Commercial	$364	$4	$683	$1,051	$69,894	$70,945
Commercial real estate	—	—	540	540	69,729	70,269
Residential	—	—	—	—	54,944	54,944
Land and construction	—	—	—	—	16,670	16,670
Consumer and other	50	—	345	395	19,745	20,140
Totals	$414	$4	$1,568	$1,986	$230,982	$232,968

The following table sets forth non-accrual loans and other real estate owned at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans:
Commercial	$1,852	$2,175
Commercial real estate	3,154	3,756
Land and construction	1,325	1,330
Consumer and other	345	345
Total non-accrual loans	6,676	7,606
OREO	140	—
Total non-performing assets	$6,816	$7,606

Non-performing assets to gross loans and OREO	2.88%	3.26%
Non-performing assets to total assets	1.50%	1.88%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at June 30, 2012 and December 31, 2011.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of June 30, 2012:
Grade:
Pass	$57,503	$75,905	$50,005	$20,625	$21,265
Special Mention	1,086	800	—	—	—
Substandard	3,473	3,808	—	1,325	395
Total	$62,062	$80,513	$50,005	$21,950	$21,660

As of December 31, 2011:
Grade:
Pass	$64,838	$65,837	$54,944	$12,933	$19,745
Special Mention	1,245	—	—	2,407	—
Substandard	4,862	4,432	—	1,330	395
Total	$70,945	$70,269	$54,944	$16,670	$20,140

There were no loans assigned to the Doubtful or Loss grade as of June 30, 2012 and December 31, 2011.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the six months ended June 30, 2012:
With no related allowance recorded:
Commercial	$1,066	$1,358	$—	$1,172
Commercial real estate	3,154	4,515	—	3,629
Residential	—	—	—	—
Land and construction	1,325	1,600	—	1,327
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$1,106	$2,225	$500	$1,124
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$2,172	$3,583	$500	$2,296
Commercial real estate	$3,154	$4,515	$—	$3,629
Residential	$—	$—	$—	$—
Land and construction	$1,325	$1,600	$—	$1,327
Consumer and other	$345	$345	$—	$345

As of and for the year ended December 31, 2011:
With no related allowance recorded:
Commercial	$1,029	$1,291	$—	$699
Commercial real estate	3,756	7,950	—	3,892
Residential	—	—	—	—
Land and construction	1,330	1,600	—	111
Consumer and other	345	345	—	173
With an allowance recorded:
Commercial	$1,146	$2,225	$700	$1,288
Commercial real estate	—	—	—	478
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	172
Totals:
Commercial	$2,175	$3,516	$700	$1,987
Commercial real estate	$3,756	$7,950	$—	$4,370
Residential	$—	$—	$—	$—
Land and construction	$1,330	$1,600	$—	$111
Consumer and other	$345	$345	$—	$345

During the three and six months ended June 30, 2011, the average balance of impaired loans was $6.7 million and $6.8 million, respectively.  As of June 30, 2012 and December 31, 2011, there was $6.7 million and $7.6 million, respectively, of impaired loans on non-accrual status.  During the three and six months ended June 30, 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $6,000, respectively.  During the three and six months ended June 30, 2011, there was no interest income recognized on impaired these loans subsequent to their classification as impaired.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the three and six months ended June 30, 2012 are set forth in the following table.

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	3	$1,103	$1,103

The modifications in connection with the troubled debt restructurings during the six months ended June 30, 2012 were primarily related to extending the amortization period of these loans.  The impact on the Company's determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three and six months ended June 30, 2012.  As of June 30, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  There were no troubled debt restructurings during the three and six months ended June 30, 2011.

(4)           Derivative Financial Instruments

The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying Consolidated Balance Sheets and in the net change in each of these financial statement line items in the accompanying Consolidated Statements of Cash Flows.

Interest Rate Derivatives. The Company utilizes interest rate swaps to facilitate the needs of its customers. The Company has entered into interest rate swaps that are not designated as hedging instruments.  These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate.  At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate.  Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2012 are presented in the following table. There were no derivative contracts outstanding during the year ended December 31, 2011.  The Company obtains dealer quotations to value its interest rate derivative contracts.

	June 30, 2012
(in thousands)	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,800	$87
Commercial loan interest rate swaps	$(2,800)	$(87)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2012 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.44%	4.85%
Non-hedging interest rate swaps	4.85%	3.44%

Gains, Losses and Derivative Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

As stated above, the Company enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers.  Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party.  The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party.  Because the Company acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.

Amounts included in the Consolidated Statements of Operations and Comprehensive Income related to non-hedging interest rate derivative instruments are presented in the table below.

(in thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Non-hedging interest rate derivatives:
Other non-interest income	$132	$132
Other non-interest expense	$87	$87

(5)           Comprehensive Income

Comprehensive income, which includes net income, the net change in unrealized gains on investment securities available for sale and the reclassification of net (gains) losses included in earnings, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$751	$116	$1,343	$240
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax expense of $135 and $201 for the three and six months ended June 30, 2012, respectively, and $375 and $324 for the three and six months ended June 30, 2011, respectively	192	563	285	465
Reclassification for net gains included in earnings, net of tax expense of $1 for the three and six months ended June 30, 2011	—	(1)	—	(1)
Comprehensive income	$943	$678	$1,628	$704

The Company did not sell any available for sale securities during the three and six months ended June 30, 2012.  The Company sold one available for sale securities totaling $140,000 during the three months ended June 30, 2011, resulting in a realized gain of $2,000.  These gains were reported in non-interest income within the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income.

(6)           Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at June 30, 2012 and December 31, 2011 are comprised of the following:

(in thousands)	June 30, 2012	December 31, 2011
Leasehold improvements	$973	$973
Furniture & equipment	2,005	1,907
Software	560	561
Total	3,538	3,441
Accumulated depreciation	(2,561)	(2,346)
Premises and equipment, net	$977	$1,095

Depreciation and amortization included in occupancy expense was $108,000 and $215,000 for the three and six months ended June 30, 2012, respectively, and $88,000 and $172,000 for the three and six months ended June 30, 2011, respectively.

(7)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$150,441	39.6%	$122,843	37.0%
Interest bearing checking	22,334	5.9%	20,739	6.2%
Money market deposits and savings	161,395	42.5%	142,061	42.7%
Certificates of deposit	45,714	12.0%	46,811	14.1%
Total	$379,884	100.0%	$332,454	100.0%

At June 30, 2012, the Company had three certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 8.9% of total deposits. Each of these deposits are scheduled to mature in the third quarter of 2012. The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  At December 31, 2011, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 10.2% of total deposits.  The Company was required to pledge $37.4 million of agency mortgage-backed securities at June 30, 2012 and December 31, 2011 in connection with these certificates of deposit.

At June 30, 2012, the Company had $4.4 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits.  At December 31, 2011, the Company had $3.4 million of CDARS reciprocal deposits, which represented 1.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at June 30, 2012 and December 31, 2011 was $44.4 million and $44.9 million, respectively.  At June 30, 2012, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $40.0 million maturing in six months or less, $4.2 million maturing in six months to one year and $228,500 maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at June 30, 2012.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$40,745	$1,407	$345
1.00%	to	1.99%	—	3,157	60
Total			$40,745	$4,564	$405

(8)           Other Borrowings

At June 30, 2012 and December 31, 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $96.7 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2012 and December 31, 2011.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2012 and December 31, 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2012 and December 31, 2011 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2012	December 31, 2011
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At June 30, 2012 and December 31, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2012 and December 31, 2011.  As of June 30, 2012 and December 31, 2011, the Company had pledged $6.4 million and $6.3 million, respectively, of corporate notes in connection with these lines of credit.

(9)           Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $66.4 million and $57.0 million in commitments to extend credit to customers and $1.8 million and $2.5 million in standby/commercial letters of credit at June 30, 2012 and December 31, 2011, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $44,000 and $54,000 as of June 30, 2012 and December 31, 2011, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2013, June 2014 and November 2017, respectively.  Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $139,000 and $282,000 for the three and six months ended June 30, 2012 and $138,000 and $257,000 for the three and six months ended June 30, 2011, respectively. Sublease income earned was $26,000 and $53,000 during the three and six months ended June 30, 2012 and $26,000 and $52,000 for the three and six months ended June 30, 2011, respectively.

The projected minimum rental payments under the term of the leases at June 30, 2012 are as follows (in thousands):

Years ending December 31,
2012 (July – December)	$353
2013	706
2014	374
2015	107
2016	111
Thereafter	104
Total	$1,755
Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At June 30, 2012 and December 31, 2011, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2012 (July – December)	$290
2013	449
2014	310
2015	148
2016	54
Thereafter	10
Total	$1,261

(10)           Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  As of June 30, 2012, the Company had repurchased 534,171 shares in the open market at a cost ranging from $3.35 to $4.02 per share in connection with this program.  During the six months ended June 30, 2012, the Company repurchased 43,847 shares in the open market at a cost ranging from $3.52 to $3.99 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(11)           Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,178	$2,178	$—	$—
Corporate Notes	34,655	—	34,655	—
Residential Mortgage-Backed Securities	125,902	—	125,902	—
Residential CMOs	156	—	156	—
Derivative Assets - Interest Rate Swaps	87	—	87	—
Derivative Liabilities - Interest Rate Swaps	87	—	87	—
At December 31, 2011:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,139	$2,139	$—	$—
Corporate Notes	6,321	—	6,321	—
Residential Mortgage-Backed Securities	120,756	—	120,756	—
Residential CMOs	690	—	690	—

AFS securities — As of June 30, 2012 and December 31, 2011, the Level 2 fair value of the Company’s residential mortgage-backed securities and collateralized mortgage obligations was $125.9 million and $120.8 million, respectively.  These securities consist entirely of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At June 30, 2012 and December 31, 2011, the weighted average rate and weighed average life of these securities were 2.42% and 2.60%, respectively, and 3.39 years and 3.57 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  There were no transfers into or out of Level 2 measurements during the three and six months ended June 30, 2012 and 2011.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012:
Impaired loans
Commercial	$1,205	$—	$—	$1,205
Land and construction	1,325	—	—	1,325
OREO
Commercial real estate	50	—	—	50
Land and construction	90	—	—	90
Total	$2,670	$—	$—	$2,670
At December 31, 2011:
Impaired loans
Commercial	$1,127	$—	$—	$1,127
Commercial real estate	3,756	—	—	3,756
Land and construction	1,330	—	—	1,330
Total	$6,213	$—	$—	$6,213

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company recorded net charge-offs of $422,000 and $418,000 on impaired loans during the three and six months ended June 30, 2012, respectively, compared to net charge-offs of $467,000 and $474,000 during the same period last year, respectively.

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

Derivatives

The fair value of derivatives is based on valuation models using observable market data as of the measurement date and is classified as Level 2.

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

The estimated fair value and carrying amounts of the financial instruments at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
As of June 30, 2012
Assets
Cash and cash equivalents	$53,571	$53,571	$—	$—	$53,571
Investment securities	162,891	2,178	160,713	—	162,891
FRB stock	1,306	—	—	—	N/A
FHLB stock	2,415	—	—	—	N/A
Loans, net	231,395	—	—	231,709	231,709
Non-hedging interest rate swaps	87	—	87	—	87
Accrued interest receivable	1,165	1,165	—	—	1,165
Liabilities
Non-interest bearing deposits	$150,441	$150,441	$—	$—	$150,441
Interest bearing deposits	229,443	183,729	45,714	—	229,443
Other borrowings	25,000	—	25,025	—	25,025
Non-hedging interest rate swaps	87	—	87	—	87
Accrued interest payable	159	159	—	—	159

(dollars in thousands)	Carrying Amount	Estimated Fair Value
As of December 31, 2011
Assets
Cash and cash equivalents	$41,926	$41,926
Investment securities	129,906	129,906
FRB stock	1,265	N/A
FHLB stock	1,697	N/A
Loans, net	227,721	228,044
Accrued interest receivable	996	996
Liabilities
Non-interest bearing deposits	$122,843	$122,843
Interest bearing deposits	209,611	209,612
Other borrowings	25,000	25,020
Accrued interest payable	127	127

(13)         Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Loan arrangement fees	$289	$137	$567	$251
Service charges and other operating income	68	55	137	145
Interest rate swap income	132	—	132	—
Total non-interest income	$489	$192	$836	$396

(14)         Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  On May 15, 2012, the Company granted 145,000 restricted stock awards to employees with various vesting periods as follows:  50% or 72,500 awards that vest in three years, 25% or 36,250 awards that vest in four years, and 25% or 36,250 awards that vest in five years.  On May 15, 2011, the Company granted 104,500 restricted stock awards to employees with various vesting periods as follows:  50% or 52,250 awards that vest in three years, 25% or 26,125 awards that vest in four years, and 25% or 26,125 awards that vest in five years.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $74,000 and $210,000 for the three and six months ended June 30, 2012, respectively, and $111,000 and $238,000 for the three and six months ended June 30, 2011, respectively.  The fair value of restricted stock awards that vested during the three and six months ended June 30, 2012 was $278,700 and $314,700, respectively, and $319,800 and $352,400 for the three and six months ended June 30, 2011, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,
	2012		2011
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	536,733	$4.03	449,768	$4.40
Granted	145,000	4.85	104,500	4.00
Vested	(70,540)	4.46	(64,625)	5.45
Forfeited and surrendered	(39,625)	4.05	(8,000)	4.07
Ending balance	571,568	$4.17	481,643	$4.34

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the six months ended June 30, 2012 or 2011.  The remaining contractual life of the 2004 Founder Stock Options outstanding was 1.66 and 2.66 years at June 30, 2012 and 2011, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at June 30, 2012 and 2011.  At June 30, 2012 and 2011, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the six months ended June 30, 2012 or 2011.  The remaining contractual life of the Director and Employee Stock Options outstanding was 2.15 and 3.15 years at June 30, 2012 and 2011, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at June 30, 2012 and 2011.  At June 30, 2012 and 2011, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of June 30, 2012:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	470,303	571,568	158,129

(15)         Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2012 and December 31, 2011 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total Risk-Based Capital Ratio	$48,551	16.24%	$47,324	15.82%	$23,924	8.00%	$29,915	10.00%
Tier 1 Risk-Based Capital Ratio	$44,797	14.98%	$43,568	14.56%	$11,962	4.00%	$17,949	6.00%
Tier 1 Leverage Ratio	$44,797	10.05%	$43,568	9.77%	$17,826	4.00%	$22,287	5.00%

December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimates in the current period, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  We consider accounting polices related to the allowance for loan losses and income taxes to be critical, as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described in detail below.  There have been no changes to our critical accounting policies and estimates during the three months ended June 30, 2012.

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

Summary of the Results of Operations and Financial Condition

For the three months ended June 30, 2012 and 2011, the Company recorded net income of $751,000, or $0.09 per diluted share, and $116,000, or $0.01 per diluted share, respectively.  The increase in net income during the current quarter, as compared to the same period last year, was primarily related to increases in net interest income and non-interest income of $664,000 and $297,000, respectively, and a decline in provision for loan losses of $75,000, partially offset by an increase in non-interest expenses of $382,000.

For the six months ended June 30, 2012 and 2011, the Company recorded net income of $1.3 million, or $0.15 per diluted share, and $240,000, or $0.03 per diluted share, respectively.  The increase in net income during the six months ended June 30, 2012, as compared to the same period last year, was primarily related to increases in net interest income and non-interest income of $1.3 million and $440,000, respectively, and a decline in provision for loan losses of $275,000, partially offset by an increase in non-interest expenses of $829,000.

Total assets at June 30, 2012 were $454.4 million, representing an increase of approximately $49.1 million, or 12.1%, from $405.3 million at December 31, 2011.  The increase in total assets is primarily attributable to an increase in cash and cash equivalents, resulting from growth in our deposit portfolio.  Cash and cash equivalents at June 30, 2012 were $53.6 million, representing an increase of $11.6 million, or 27.8%, from $41.9 million at December 31, 2011.  Investment securities were $162.9 million at June 30, 2012, compared to $129.9 million at December 31, 2011.  The average life of our investment securities were 3.26 years and 3.50 years at June 30, 2012 and December 31, 2011, respectively.  Loans were $236.3 million and $233.0 million at June 30, 2012 and December 31, 2011, respectively.

Total liabilities at June 30, 2012 increased by $47.5 million, or 13.2%, to $407.8 million, compared to $360.2 million at December 31, 2011.  This increase is primarily due to growth within our money market deposits and savings and non-interest bearing deposits of $19.3 million and $27.6 million, respectively.  These increases were due to continued core deposit gathering efforts.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $334.2 million and $285.6 million at June 30, 2012 and December 31, 2011, respectively, representing an increase of $48.5 million, or 17.0%.

Average interest earning assets increased $100.1 million, from $340.2 million for the three months ended June 30, 2011 to $440.3 million for the three months ended June 30, 2012.  The weighted average interest rate on interest earning assets was 3.32% and 3.48% for the three months ended June 30, 2012 and 2011, respectively.  The decrease in yield on earning assets is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest earning assets increased $104.1 million, from $323.3 million for the six months ended June 30, 2011 to $427.4 million for the six months ended June 30, 2012.  The weighted average interest rate on interest earning assets was 3.37% and 3.65% for the six months ended June 30, 2012 and 2011, respectively.  As discussed above, the decrease in yield on earning assets is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest bearing deposits and borrowings increased $56.1 million, from $197.7 million for the three months ended June 30, 2011 to $253.8 million for the three months ended June 30, 2012.  The average cost of interest bearing deposits and borrowings was 0.40% during the quarter ended June 30, 2012 compared to 0.48% for the same period last year.  The decline in our cost of interest bearing deposits and borrowings was primarily attributable to a decrease in interest rates paid on these accounts.

Average interest bearing deposits and borrowings increased $66.2 million, from $182.8 million for the six months ended June 30, 2011 to $249.0 million for the six months ended June 30, 2012.  The average cost of interest bearing deposits and borrowings was 0.40% during the six months ended June 30, 2012 compared to 0.48% for the same period last year.  As discussed above, the decline in our cost of interest bearing deposits and borrowings was primarily attributable to a decrease in interest rates paid on these accounts.

At June 30, 2012, stockholders’ equity totaled $46.6 million, or 10.3% of total assets, as compared to $45.1 million, or 11.1% of total assets at December 31, 2011.  The Company’s book value per share of common stock was $5.12 as of June 30, 2012, compared to $4.97 per share as of December 31, 2011.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Annualized return on average assets	0.67%	0.13%	0.62%	0.15%

Annualized return on average stockholders’ equity	6.53%	1.04%	5.89%	1.08%

Average stockholders’ equity to average assets	10.30%	12.89%	10.52%	13.47%

Net interest margin	3.09%	3.21%	3.14%	3.39%

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at June 30, 2012 and 2011.  There was no change in the targeted federal funds rate during the three and six months ended June 30, 2012 and 2011, remaining at 0.00%-0.25%.

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

During the three months ended June 30, 2012, net interest income was $3.4 million compared to $2.7 million for the same period last year.  This increase is primarily related to increases of $395,000 and $300,000 in interest earned in connection with our loan portfolio and our investment securities, respectively.  The increase in the interest earned on our loan portfolio was primarily related to a $45.0 million increase in the average balance of loans, partially offset by a 26 basis point decline in our loan yield.  The increase in interest earned on our investment portfolio was primarily due to increases of $54.6 million and $23.7 million in the average balance of residential mortgage-backed securities and corporate notes, respectively, partially offset by a decline of 103 basis points in the yield earned on our residential mortgage-backed securities.

The Company’s net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 2.92% for the three months ended June 30, 2012 compared to 3.00% for the same period last year.

The Company’s net interest margin was 3.09% for the three months ended June 30, 2012, compared to 3.21% for the same period last year.  This decline was primarily attributable to a decrease in the yield on interest earning assets, partially offset by a decline in the cost of interest bearing deposits and borrowings.  As discussed above, the decrease in yield on interest earning assets is primarily attributable to a decline in interest rates earned on these assets during the three months ended June 30, 2012, as compared to the same period last year, which was caused by a general decline in interest rates during the current year compared to the same period last year, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields during this period.  The decline in our net interest margin was partially offset by a decline in our cost of interest bearing deposits and borrowings, which is primarily attributable to a general decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits and borrowings was 0.40% during the three months ended June 30, 2012 compared to 0.48% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$56,736	$36	0.25%	$79,862	$50	0.25%
U.S. Gov’t Treasuries	2,176	29	5.42%	607	3	2.27%
Debt securities issued by the States of the United States	—	—	—	1,942	9	1.77%
Corporate notes	25,174	131	2.08%	1,436	4	1.16%
Residential mortgage-backed securities	119,314	704	2.36%	64,680	548	3.39%
Federal Reserve Bank stock	1,299	19	6.00%	1,237	18	6.00%
Federal Home Loan Bank stock	2,187	2	0.39%	1,901	2	0.33%
Loans (1) (2)	233,462	2,717	4.68%	188,511	2,322	4.94%
Earning assets	440,348	3,638	3.32%	340,176	2,956	3.48%
Other assets	8,403			6,867
Total assets	$448,751			$347,043
Liabilities & Equity
Interest checking (NOW)	$21,479	10	0.17%	$32,709	25	0.31%
Money market deposits and savings	160,929	135	0.34%	109,134	148	0.54%
CDs	46,405	35	0.31%	51,263	48	0.38%
Borrowings	25,000	75	1.21%	4,594	16	1.41%
Total interest bearing deposits and borrowings	253,813	255	0.40%	197,700	237	0.48%
Demand deposits	145,819			102,479
Other liabilities	2,876			2,144
Total liabilities	402,508			302,323
Equity	46,243			44,720
Total liabilities & equity	$448,751			$347,043

Net interest income / spread		$3,383	2.92%		$2,719	3.00%

Net interest margin			3.09%			3.21%

(1)
Average balance of loans excludes the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans is net loan origination cost amortization of none and $20,000 for the three months ended June 30, 2012 and 2011, respectively.

(2)	Includes average non-accrual loans of $7.1 million and $6.6 million for the three months ended June 30, 2012 and 2011, respectively.

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

	Three Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(14)	$—	$(14)
U.S. Gov’t Treasuries	17	9	26
Debt securities issued by the States of the United States	(9)	—	(9)
Corporate notes	121	6	127
Residential mortgage-backed securities	359	(203)	156
Federal Reserve Bank stock	1	—	1
Federal Home Loan Bank stock	(1)	1	—
Loans	530	(135)	395
Total increase (decrease) in interest income	1,004	(322)	682
Interest expense:
Interest checking (NOW)	(7)	(8)	(15)
Money market deposits and savings	55	(68)	(13)
CDs	(4)	(9)	(13)
Borrowings	62	(3)	59
Total increase (decrease) in interest expense	106	(88)	18
Net increase (decrease) in net interest income	$898	$(234)	$664

During the six months ended June 30, 2012, net interest income was $6.7 million compared to $5.4 million for the same period last year.  This increase is primarily related to increases of $813,000 and $521,000 in interest earned in connection with our loan portfolio and our investment securities, respectively.  The increase in the interest earned on our loan portfolio was primarily related to a $44.6 million increase in the average balance of loans, partially offset by a 27 basis point decline in our loan yield.  The increase in interest earned on our investment portfolio was primarily due to increases of $56.5 million and $16.2 million in the average balance of residential mortgage-backed securities and corporate notes, respectively, partially offset by a decline of 105 basis points in the yield earned on our residential mortgage-backed securities.

The Company’s net interest spread was 2.97% for the six months ended June 30, 2012 compared to 3.17% for the same period last year.

The Company’s net interest margin was 3.14% for the six months ended June 30, 2012, compared to 3.39% for the same period last year.  This decline was primarily attributable to a decrease in the yield on interest earning assets, partially offset by a decline in the cost of interest bearing deposits and borrowings.  As discussed above, the decrease in yield on interest earning assets is primarily attributable to a decline in interest rates earned on these assets during the six months ended June 30, 2012, as compared to the same period last year, which was caused by a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields during this period.  The decline in our net interest margin was partially offset by a decline in our cost of interest bearing deposits and borrowings, which is primarily attributable to a general decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits and borrowings was 0.40% during the six months ended June 30, 2012 compared to 0.48% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$54,729	$68	0.25%	$67,744	$85	0.25%
U.S. Gov’t Treasuries	2,165	29	2.71%	375	4	2.00%
Debt securities issued by the States of the United States	—	—	—	1,978	17	1.76%
Corporate notes	16,946	168	1.98%	722	4	1.15%
Residential mortgage-backed securities	118,801	1,421	2.39%	62,329	1,072	3.44%
Federal Reserve Bank stock	1,282	38	6.00%	1,268	38	6.00%
Federal Home Loan Bank stock	1,935	4	0.44%	1,960	3	0.31%
Loans (1) (2)	231,530	5,451	4.73%	186,932	4,638	5.00%
Earning assets	427,388	7,179	3.37%	323,308	5,861	3.65%
Other assets	8,276			7,658
Total assets	$435,664			$330,966
Liabilities & Equity
Interest checking (NOW)	$20,777	19	0.18%	$32,173	48	0.30%
Money market deposits and savings	156,908	262	0.34%	93,007	251	0.54%
CDs	46,349	67	0.29%	54,298	108	0.40%
Borrowings	25,001	149	1.20%	3,305	24	1.47%
Total interest bearing deposits and borrowings	249,035	497	0.40%	182,783	431	0.48%
Demand deposits	137,777			101,333
Other liabilities	3,001			2,276
Total liabilities	389,813			286,392
Equity	45,851			44,574
Total liabilities & equity	$435,664			$330,966

Net interest income / spread		$6,682	2.97%		$5,430	3.17%

Net interest margin			3.14%			3.39%

(1)
Average balance of loans excludes the allowance for loan losses and net deferred loan origination fees and costs.  Included in interest income from loans is net loan fee income accretion of $10,000 for the six months ended June 30, 2012 and net loan origination cost amortization of $39,000 for the six months ended June 30, 2011.

(2)	Includes average non-accrual loans of $7.3 million and $6.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

	Six Months Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(17)	$—	$(17)
U.S. Gov’t Treasuries	23	2	25
Debt securities issued by the States of the United States	(17)	—	(17)
Corporate notes	160	4	164
Residential mortgage-backed securities	748	(399)	349
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	1	1
Loans	1,063	(250)	813
Total increase (decrease) in interest income	1,960	(642)	1,318
Interest expense:
Interest checking (NOW)	(14)	(15)	(29)
Money market deposits and savings	130	(119)	11
CDs	(14)	(27)	(41)
Borrowings	131	(6)	125
Total increase (decrease) in interest expense	233	(167)	66
Net increase (decrease) in net interest income	$1,727	$(475)	$1,252

Provision for Loan Losses

There was no provision for loan losses for the three and six months ended June 30, 2012, compared to a $75,000 and $275,000 provision for loan losses for the same periods last year.  The decline in provision for loan losses recorded during the three and six months ended June 30, 2012, as compared to the same periods last year, is primarily due to the general improvement in the level of our criticized and classified loans, which generally consist of special mention, substandard and doubtful loans.  Special mention, substandard and doubtful loans were $1.9 million, $9.0 million and none, respectively, at June 30, 2012, compared to $7.2 million, $10.9 million, and $1.1 million, respectively, at June 30, 2011.  We had net charge-offs of $422,000 and $418,000, respectively, during the three and six months ended June 30, 2012, compared to net charge-offs of $467,000 and $474,000 during the same periods last year.  The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 2.83% and 3.26%, respectively, at June 30, 2012 and December 31, 2011.  As a percentage of our total assets, the amount of non-performing assets was 1.50% and 1.88%, respectively, at June 30, 2012 and December 31, 2011.

Non-Interest Income

Non-interest income was $489,000 and $836,000 for the three and six months ended June 30, 2012, compared to $192,000 and $396,000 for the same periods last year.  The increase in non-interest income was primarily attributable to an increase in loan arrangement fees earned in connection with our college loan funding program, as well as, other income recognized on interest rate swap transactions that were entered into during the three months ended June 30, 2012.  During the three and six months ended June 30, 2012, loan arrangement fees increased $152,000 and $316,000, respectively, as compared to the same periods last year.  Other income recognized during the three and six months ended June 30, 2012 related to the Company’s interest rate swap transactions was $132,000.  The Company did not enter into any interest rate swap transactions during 2011.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All loans are purchased by the student loan provider within 30 days of origination.  All purchase commitments are supported by collateralized deposit accounts.  See Note 13 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three and six months ended June 30, 2012 and 2011.

Non-Interest Expense

Non-interest expense was $3.1 million and $6.1 million for the three and six months ended June 30, 2012, respectively, compared to $2.7 million and $5.3 million for the same periods last year.  Compensation and benefits was $1.6 million and $3.3 million for the three and six months ended June 30, 2012, respectively, compared to $1.5 million and $2.9 million for the same periods last year.  Occupancy expense was $328,000 and $626,000 for the three and six months ended June 30, 2012, respectively, compared to $263,000 and $502,000 for the three and six months ended June 30, 2011.  The increase in non-interest expense is primarily due to the additional costs incurred related to expanding the Bank’s business development team, increased costs associated with our college loan funding program, expenses incurred related to interest rate swaps, as well as the opening of our Santa Monica relationship office in the middle of 2011.

Income Tax Provision

During the three and six months ended June 30, 2012, we recorded a tax expense of approximately $19,000 and $35,000, respectively.  The Company does not anticipate owing any substantial taxes for Federal or State purposes until the Company’s net operating losses are fully utilized.  During the three and six months ended June 30, 2011, we did not record an income tax provision.

Financial Condition

Assets

Total assets at June 30, 2012 were $454.4 million, representing an increase of approximately $49.1 million, or 12.1%, from $405.3 million at December 31, 2011.  The increase in total assets is primarily attributable to growth in our deposit portfolio.  Cash and cash equivalents at June 30, 2012 were $53.6 million, representing an increase of $11.6 million, or 27.8%, from $41.9 million at December 31, 2011.  Investment securities were $162.9 million at June 30, 2012, compared to $129.9 million at December 31, 2011.  The average life of our investment securities were 3.26 years and 3.50 years at June 30, 2012 and December 31, 2011, respectively.  Loans were $236.3 million and $233.0 million at June 30, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $53.6 million at June 30, 2012 and $41.9 million at December 31, 2011.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities.  The increase in cash and cash equivalents was primarily caused by the growth within our deposit portfolio and a lack of quality loan demand during the current year-to-date period.  See the section “Liquidity and Asset/Liability Management” below.

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

At June 30, 2012, investment securities totaled $162.9 million compared to $129.9 million at December 31, 2011.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At June 30, 2012 and December 31, 2011, the weighted average rate and weighed average life of these residential-mortgage backed securities were 2.42% and 2.60%, respectively, and 3.39 years and 3.57 years, respectively.  In addition, the Company’s investment portfolio consisted of $34.7 million and $6.3 million of corporate notes at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, the weighted average rate and weighed average life of these corporate notes were 2.23% and 1.56%, respectively, and 2.76 years and 2.21 years, respectively.  We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 1.6%, or $3.7 million, from $227.7 million at December 31, 2011 to $231.4 million at June 30, 2012.  As of June 30, 2012 and December 31, 2011, gross loans outstanding totaled $236.2 million and $233.0 million, respectively.  The nominal growth within our loan portfolio is primarily being caused by a lack of quality loan demand, as well as elevated prepayment speeds during the current year.  Prepayment speeds for the three and six months ended June 30, 2012 were 16.2% and 23.1%, respectively, compared to 6.9% and 13.1% for the same periods last year.  Loan originations were $21.2 million and $46.9 million during the three and six months ended June 30, 2012, respectively, as compared to $10.5 million and $40.4 million during the same periods last year.

As of June 30, 2012, substantially all of the Company’s loan customers were located in Southern California.  Additionally, the Company did not have any subprime mortgages.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans:
Commercial	$1,852	$2,175
Commercial real estate	3,154	3,756
Land and Construction	1,325	1,330
Consumer and other	345	345
Total non-accrual loans	6,676	7,606
Other real estate owned (“OREO”)	140	—
Total non-performing assets	$6,816	$7,606

Non-performing assets to gross loans and OREO	2.88%	3.26%
Non-performing assets to total assets	1.50%	1.88%

Non-accrual loans totaled $6.7 million and $7.6 million at June 30, 2012 and December 31, 2011, respectively.   There were no accruing loans past due 90 days or more at June 30, 2012 and December 31, 2011.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $81,000 and $153,000 for the three and six months ended June 30, 2012, respectively, compared to $69,000 and $146,000 for the same periods last year.  As a percentage of total assets, the amount of non-performing assets was 1.50% and 1.88% at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, non-accrual loans consisted of three commercial loans totaling $1.9 million, one commercial real estate loan totaling $3.2 million, one commercial land loan totaling $1.3 million and one consumer and other loan totaling $345,000.  At December 31, 2011, non-accrual loans consisted of four commercial loans totaling $2.2 million, two commercial real estate loans totaling $3.8 million, one commercial land loan totaling $1.3 million and one consumer and other loan totaling $345,000.

At June 30, 2012, OREO consisted of one commercial real estate property totaling $50,000 and one undeveloped land property totaling $90,000.  Both properties are located in Southern California.  There was no OREO outstanding at December 31, 2011.

At June 30, 2012 and December 31, 2011, the recorded investment in impaired loans was $7.0 million and $7.6 million, respectively.  At June 30, 2012, the Company had a $500,000 specific allowance for loan losses on $1.1 million of impaired loans.  At December 31, 2011, the Company had a $700,000 specific allowance for loan losses on $1.1 million of impaired loans.  There were $5.9 million and $6.5 million, respectively, of impaired loans with no specific allowance for loan losses at June 30, 2012 and December 31, 2011, respectively.  The average outstanding balance of impaired loans for the six months ended June 30, 2012 was $7.6 million, compared to $6.8 million for the same period last year.  As of June 30, 2012 and December 31, 2011, there was $6.7 million and $7.6 million, respectively, of impaired loans on non-accrual status.  During the three and six months ended June 30, 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $6,000, respectively.  During the three and six months ended June 30, 2011, there was no interest income recognized on these loans subsequent to their classification as impaired.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses (the “ALL”) is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date.  Loan losses are charged against the ALL when management believes that principal is uncollectible.  Subsequent repayments or recoveries, if any, are credited to the ALL.  Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of June 30, 2012 and December 31, 2011 was adequate to absorb probable credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and six months ended June 30, 2012 and 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,290	$1,605	$548	$511	$334	$5,288
Provision for loan losses	(325)	475	(85)	(50)	(15)	—
Charge-offs	(22)	(400)	—	—	—	(422)
Recoveries	—	—	—	—	—	—
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(625)	825	(120)	(50)	(30)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	9	3	—	—	—	12
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866
Three Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$2,712	$1,108	$283	$995	$378	$5,476
Provision for loan losses	153	74	13	(109)	(56)	75
Charge-offs	(200)	(280)	—	—	—	(480)
Recoveries	6	—	—	—	7	13
Ending balance	$2,671	$902	$296	$886	$329	$5,084

Six Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	63	294	83	(109)	(56)	275
Charge-offs	(222)	(280)	—	—	—	(502)
Recoveries	18	—	—	—	10	28
Ending balance	$2,671	$902	$296	$886	$329	$5,084

There were no loans acquired with deteriorated credit quality during the three and six months ended June 30, 2012 and 2011.

The ALL was $4.9 million, or 2.06% of our total loan portfolio, at June 30, 2012, compared to $5.3 million, or 2.27% at December 31, 2011.  During the six months ended June 30, 2012, our non-performing loans decreased to $6.7 million from $7.6 million at December 31, 2011.  The ratio of our ALL to non-performing loans was 72.88% at June 30, 2012 compared to 69.47% at December 31, 2011.  In addition, our ratio of non-performing loans to total loans was 2.83% and 3.26% at June 30, 2012 and December 31, 2011, respectively.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  At June 30, 2012 and December 31, 2011, management reassessed the continuing need for this valuation allowance and determined that as of June 30, 2012 and December 31, 2011, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the near term economic climate in which the Company operates.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At June 30, 2012 and December 31, 2011, the Company maintained a deferred tax liability of $1.3 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At June 30, 2012, total deposits were $379.9 million compared to $332.5 million at December 31, 2011, representing an increase of 14.3%, or $47.4 million.  This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $27.6 million and $19.3 million, respectively, due to continued core deposit gathering efforts.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $334.2 million and $285.6 million at June 30, 2012 and December 31, 2011, respectively, representing an increase of $48.6 million, or 17.0%.

The following table reflects a summary of deposit categories by dollar and percentage at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$150,441	39.6%	$122,843	37.0%
Interest bearing checking	22,334	5.9%	20,739	6.2%
Money market deposits and savings	161,395	42.5%	142,061	42.7%
Certificates of deposit	45,714	12.0%	46,811	14.1%
Total	$379,884	100.0%	$332,454	100.0%

At June 30, 2012 and December 31, 2011, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.9% and 10.2%, respectively, of total deposits.  The Company was required to pledge $37.4 million of agency mortgage backed securities at June 30, 2012 and December 31, 2011 in connection with these certificates of deposit.  Each of these deposits outstanding at June 30, 2012 is scheduled to mature in the third quarter of 2012. The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 7 “Deposits.”

At June 30, 2012, the Company had $4.4 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits.  At December 31, 2011, the Company had $3.4 million of CDARS deposits, which represented 1.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at June 30, 2012 and December 31, 2011 was $44.4 million and $44.9 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at June 30, 2012, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$37,662
Due after 3 months and within 6 months	2,260
Due after 6 months and within 12 months	4,223
Due after 12 months	228
Total	$44,373

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 37.3% at June 30, 2012 and 30.9% at December 31, 2011.

At June 30, 2012 and December 31, 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $96.7 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2012 and December 31, 2011.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2012 and December 31, 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2012 and December 31, 2011 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2012	December 31, 2011
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At June 30, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  The Company did not have any borrowings outstanding under these lines of credit at June 30, 2012 or December 31, 2011.  As of June 30, 2012 and December 31, 2011, the Company had pledged $6.4 million and $6.3 million, respectively, of corporate notes in connection with these lines of credit.

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

Capital Expenditures

As of June 30, 2012, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At June 30, 2012, the Company had total stockholders’ equity of $46.6 million, which included $109,000 in common stock, $64.7 million in additional paid-in capital, $12.5 million in accumulated deficit, $1.8 million in accumulated other comprehensive income, and $7.5 million in treasury stock.  During the six months ended June 30, 2012, the Company purchased 43,847 shares of its common stock at an average price per share of $3.78, effectively reducing total stockholders’ equity by $166,000 during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The general decline in our total and tier 1 risk-based capital ratios from December 31, 2011 to June 30, 2012 is primarily attributable to the increase in our corporate note investment portfolio during that period.  Despite the decline in these ratios, both the Bank’s and the Company’s capital ratios remain substantially in excess of the regulatory requirements to be considered “well capitalized”.  The Company’s and the Bank’s capital ratios as of June 30, 2012 and December 31, 2011 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total Risk-Based Capital Ratio	$48,551	16.24%	$47,324	15.82%	$23,924	8.00%	$29,915	10.00%
Tier 1 Risk-Based Capital Ratio	$44,797	14.98%	$43,568	14.56%	$11,962	4.00%	$17,949	6.00%
Tier 1 Leverage Ratio	$44,797	10.05%	$43,568	9.77%	$17,826	4.00%	$22,287	5.00%

December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

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

(in thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$66,366	$56,964
Commitments to extend credit to directors and officers (undisbursed amount)	$487	$367
Standby/commercial letters of credit	$1,854	$2,533
Guarantees on revolving credit card limits	$209	$219
Outstanding credit card balances	$44	$54

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of June 30, 2012 and December 31, 2011, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.30% and 0.35% of the undisbursed commitments and letters of credit, respectively.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For further information on commitments and contingencies, see Part I, Item 1.  Financial Statements - Note 9 “Commitments and Contingencies.”

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

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2012.

(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
April 1-30, 2012	—	$—	—	$29
May 1-31, 2012	—	—	—	29
June 1-30, 2012	—	—	—	29
Total	—	$—	—	$29

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

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended June 30, 2012.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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