Form 10-Q
period 2012-09-30
1st Century Bancshares, Inc.
filed 2012-11-06
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number 001-34226

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1169687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 Century Park East, Suite 1400

Los Angeles, California 90067

(Address of principal executive offices)

(Zip Code)

(310) 270-9500

(Registrant's telephone number, including area code)

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

9,117,976 shares of common stock of the registrant were outstanding as of November 2, 2012.

 1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2012

 Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q. With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, on assumptions made by, and information available to, management at the time such statements are first made. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company's control or ability to predict.  Although the Company believes that management's beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, the Company's actual future results can be expected to differ from management's expectations, and those differences may be material and adverse to the Company's business, results of operations and financial condition. Accordingly, investors should use caution in placing any reliance on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; a renewed decline in economic conditions; further increased competition among financial institutions; the Company's ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; management's ability to successfully manage the Company's operations; and the other risks set forth in the Company's reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company's 2011 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$9,806	$9,785
Interest earning deposits at other financial institutions	26,696	32,141
Total cash and cash equivalents	36,502	41,926
Investment securities — Available for Sale (“AFS”), at estimated fair value	194,659	129,906
Loans, net of allowance for loan losses of $4,881 and $5,284 at September 30, 2012 and December 31, 2011, respectively	236,439	227,721
Premises and equipment, net	1,066	1,095
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,721	2,962
Accrued interest and other assets	1,976	1,664
Total Assets	$474,363	$405,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing demand deposits	$170,568	$122,843
Interest bearing deposits:
Interest bearing checking (“NOW”)	28,014	20,739
Money market deposits and savings	152,185	142,061
Certificates of deposit less than $100	1,390	1,956
Certificates of deposit of $100 or greater	44,725	44,855
Total deposits	396,882	332,454
Other borrowings	25,000	25,000
Accrued interest and other liabilities	3,916	2,769
Total Liabilities	425,798	360,223

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,946,408 and 10,841,033 issued at September 30, 2012 and December 31, 2011, respectively	109	108
Additional paid-in capital	64,847	64,488
Accumulated deficit	(11,811)	(13,841)
Accumulated other comprehensive income	2,932	1,567
Treasury stock at cost — 1,828,432 and 1,769,248 shares at September 30, 2012 and December 31, 2011, respectively	(7,512)	(7,271)
Total Stockholders' Equity	48,565	45,051
Total Liabilities and Stockholders' Equity	$474,363	$405,274

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Interest and fee income on:
Loans	$2,703	$2,365	$8,154	$7,003
Investments	908	640	2,526	1,737
Other	55	73	165	198
Total interest and fee income	3,666	3,078	10,845	8,938

Interest expense on:
Deposits	164	228	512	634
Borrowings	76	35	225	59
Total interest expense	240	263	737	693
Net interest income	3,426	2,815	10,108	8,245

Provision for loan losses	—	—	—	275
Net interest income after provision for loan losses	3,426	2,815	10,108	7,970

Non-interest income	424	222	1,260	618

Non-interest expenses:
Compensation and benefits	1,691	1,478	4,992	4,348
Occupancy	301	268	927	770
Professional fees	175	158	517	554
Technology	176	165	521	475
Marketing	72	100	204	207
FDIC assessments	82	41	241	266
Other operating expenses	641	473	1,876	1,375
Total non-interest expenses	3,138	2,683	9,278	7,995
Income before income taxes	712	354	2,090	593
Income tax provision	25	—	60	—
Net income	687	354	2,030	593

Other Comprehensive Income:
Net change in unrealized gains on AFS investments, net of tax	1,080	692	1,365	1,157
Comprehensive Income	$1,767	$1,046	$3,395	$1,750

Basic earnings per share	$0.08	$0.04	$0.24	$0.07
Diluted earnings per share	$0.08	$0.04	$0.23	$0.07

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Common Stock					Treasury Stock
	Issued Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders' Equity
Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Restricted stock issued	104,500	1	—	—	—	—	—	1
Forfeiture of restricted stock	(33,500)	(1)	(65)	—	—	—	—	(66)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	355	—	—	—	—	355
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,681)	(62)	(62)
Common stock repurchased	—	—	—	—	—	(267,345)	(985)	(985)
Net income	—	—	—	593	—	—	—	593
Other comprehensive income	—	—	—	—	1,157	—	—	1,157
Balance at September 30, 2011	10,743,676	$107	$64,359	$(14,273)	$1,995	(1,653,411)	$(6,857)	$45,331

Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Restricted stock issued	145,000	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	(39,625)	(1)	(69)	—	—	—	—	(70)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	430	—	—	—	—	430
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,337)	(75)	(75)
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	2,030	—	—	—	2,030
Other comprehensive income	—	—	—	—	1,365	—	—	1,365
Balance at September 30, 2012	10,946,408	$109	$64,847	$(11,811)	$2,932	(1,828,432)	$(7,512)	$48,565

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,030	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	328	266
Amortization of premiums on investment securities, net	1,069	239
Provision for loan losses	—	275
(Accretion) amortization of deferred loan fees, net of costs	(40)	31
Non-cash stock compensation, net of forfeitures	360	290
Other, net	—	43
Increase in accrued interest and other assets	(172)	(5)
Increase (decrease) in accrued interest and other liabilities	191	(1,708)
Net cash provided by operating activities	3,766	24
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(90,778)	(56,995)
Maturities and principal reductions	27,277	13,759
Proceeds from the sale of securities	—	140
Increase in loans, net	(8,818)	(5,932)
Proceeds from sale of other real estate owned (“OREO”)	—	268
Purchase of premises and equipment	(299)	(315)
(Purchase) redemption of FRB stock and FHLB stock	(759)	314
Net cash used in investing activities	(73,377)	(48,761)
Cash flows from financing activities:
Net increase in deposits	64,428	67,918
Proceeds from other borrowings	—	10,000
Repayment of other borrowings	—	(2,000)
Purchase of treasury stock	(166)	(985)
Shares surrendered to pay taxes on vesting of restricted stock	(75)	(62)
Net cash provided by financing activities	64,187	74,871
(Decrease) increase in cash and cash equivalents	(5,424)	26,134
Cash and cash equivalents, beginning of period	41,926	69,012
Cash and cash equivalents, end of period	$36,502	$95,146

Supplemental cash flow information:
Cash paid during the period for:
Interest	$656	$669
Income taxes	$124	$—

Supplemental disclosure of non-cash investing activity:
Transfer of commercial real estate loan to OREO	$140	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

(1)        Summary of Significant Accounting Policies

Nature of Operations

1st Century Bancshares, Inc., a Delaware corporation (“Bancshares”) is a bank holding company with one subsidiary, 1st Century Bank, National Association (the “Bank”). The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a National Association (“N.A.”) regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions, and small and medium-sized businesses and individuals principally in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the Bank's business client base. The Bank is subject to both the regulations of and periodic examinations by the OCC, which is the Bank's federal regulatory agency. Bancshares and the Bank are collectively referred to herein as “the Company.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of Bancshares and the Bank. All intercompany accounts and transactions have been eliminated.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2012.

The Company's accounting and reporting policies conform to GAAP and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying unaudited consolidated financial statements follows:

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant assumptions and estimates used by management in preparation of the consolidated financial statements include assumptions and assessments made in connection with calculating the allowance for loan losses and determining the realizability of the Company's deferred tax assets.  It is at least reasonably possible that certain assumptions and estimates could prove to be incorrect and cause actual results to differ materially and adversely from the amounts reported in the consolidated financial statements included herewith.

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

A loan is charged-off at any time the loan is determined to be uncollectible. Collateral dependent loans, which generally include commercial real estate loans, residential loans, and construction and land loans, are typically charged down to their net realizable value when a loan is impaired or on non-accrual status. All other loans are typically charged-off when, based upon current available facts and circumstances, it's determined that either: (1) a loan is uncollectible, (2) repayment is determined to be protracted beyond a reasonable time frame, or (3) the loan is classified as a loss determined by either the Bank's internal review process or by external examiners.

Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or by using the loan's most recent market value or the fair value of the collateral if the loan is collateral dependent. Loans that experience insignificant payment delays or payment shortfalls are generally not considered to be impaired.

When the measurement of an impaired loan is less than the recorded amount of the loan, a valuation allowance is established by recording a charge to the provision for loan losses. Subsequent increases or decreases in the valuation allowance for impaired loans are recorded by adjusting the existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. The Company's policy for recognizing interest income on impaired loans is the same as that for non-accrual loans.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before their loan reaches nonaccrual status. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2011-02, Receivables (“Topic 310”) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”).

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company's loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. The provisions reflect management's evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by management judgment. During this process, loans are separated into the following portfolio segments: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment. For commercial loans, commercial real estate loans and land and construction, the primary risk consideration is a borrower's ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans. The primary risk consideration for residential loans and consumer loans are a borrower's personal cash flow and liquidity, as well as collateral value.

Loss ratios for all portfolio segments are evaluated on a quarterly basis. Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio. This migration analysis estimates loss factors based on the performance of each portfolio segment over a four year time period. These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions. Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located. For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors. The allowance is based on estimates and actual losses may vary from the estimates.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of September 30, 2012 and December 31, 2011 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

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

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in the rates and laws. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company records a valuation allowance if it believes, based on all available evidence, that it is “more likely than not” that the future tax assets will not be realized. This assessment requires management to evaluate the Company's ability to generate sufficient future taxable income or use eligible tax carrybacks, if any, to determine the need for a valuation allowance.

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. At September 30, 2012 and December 31, 2011, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate. Management reached this conclusion as a result of the Company's cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At September 30, 2012 and December 31, 2011, the Company maintained a deferred tax liability of $2.1 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets. The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At September 30, 2012 and December 31, 2011, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on Available for Sale securities, are reported as a separate component of the stockholders' equity section of the Consolidated Balance Sheets and, along with net income, are components of comprehensive income.

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three and nine months ended September 30, 2012 and 2011, there were 1,179,373 stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2012, there were none and 145,000, respectively, of restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2011, there were 104,500 restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$687	$354	$2,030	$593
Average number of common shares outstanding	8,531,823	8,763,972	8,552,857	8,831,843
Effect of dilution of restricted stock	286,754	159,193	269,015	168,583
Average number of common shares outstanding used to calculate diluted earnings per common share	8,818,577	8,923,165	8,821,872	9,000,426

Fair Value of Financial Instruments

The Company is required to make certain disclosures about its use of fair value measurements in the preparation of its financial statements. These standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management's estimates about market data.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“Topic 820”) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 11-04”). This ASU amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 11-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 11-04 is effective for annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income (“ASU 11-05”). This ASU amends Topic 220, "Comprehensive Income," to require that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 11-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. ASU 11-05 is effective for annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (“Topic 210”) – Disclosures about Offsetting Assets and Liabilities (“ASU 11-11”). This ASU amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 11-11 is effective for annual and interim periods beginning on January 1, 2013. Management does not believe that the adoption of this ASU will have a significant impact on the Company's financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (“Topic 220”) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 11-12”). This ASU defers changes in ASU 11-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 11-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 11-05. All other requirements in ASU 11-05 are not affected by ASU 11-12. ASU 11-12 is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows.

(2)        Investments

The following is a summary of the investments categorized as Available for Sale at September 30, 2012 and December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2012:
Investments — Available for Sale
U.S. Gov't Treasuries	$2,118	$85	$—	$2,203
Corporate Notes	34,585	701	—	35,286
Residential Mortgage-Backed Securities	152,973	4,198	(1)	157,170
Total	$189,676	$4,984	$(1)	$194,659
At December 31, 2011:
Investments — Available for Sale
U.S. Gov't Treasuries	$2,102	$37	$—	$2,139
Corporate Notes	6,280	43	(2)	6,321
Residential Mortgage-Backed Securities	118,170	2,624	(38)	120,756
Residential Collateralized Mortgage Obligations (“CMOs”)	692	—	(2)	690
Total	$127,244	$2,704	$(42)	$129,906

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at September 30, 2012 or December 31, 2011.

Additionally, at September 30, 2012 and December 31, 2011, the carrying amount of securities pledged to the State of California Treasurer's Office to secure their deposits was $41.8 million and $53.6 million, respectively. Deposits from the State of California were $34.0 million at both September 30, 2012 and December 31, 2011.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at September 30, 2012. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.28 years at September 30, 2012.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,203	0.13%	$—	—%	$—	—%	$2,203	0.13%
Corporate Notes	3,517	1.28	31,769	2.34	—	—	—	—	35,286	2.23
Residential Mortgage-Backed Securities	61	4.58	576	4.31	90,094	2.03	66,439	2.14	157,170	2.09
Total	$3,578	1.34%	$34,548	2.23%	$90,094	2.03%	$66,439	2.14%	$194,659	2.09%

A total of one and nine securities had unrealized losses at September 30, 2012 and December 31, 2011, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At September 30, 2012:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(1)	$2,050	$—	$—

At December 31, 2011:
Investments-Available for Sale
Corporate Notes	$(2)	$2,157	$—	$—
Residential Mortgage-Backed Securities	(38)	11,188	—	—
Residential CMOs	(2)	690	—	—
Total	$(42)	$14,035	$—	$—

The Company's assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company's liquidity position and the impact on the Company's capital position. As a result of its analyses, the Company determined at September 30, 2012 and December 31, 2011 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)           Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of September 30, 2012 and December 31, 2011, gross loans outstanding totaled $241.3 million and $233.0 million, respectively. The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 84.7% and 74.9% of all loans are secured by real estate at September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$58,964	24.4%	$70,945	30.4%
Commercial real estate	93,589	38.8%	70,269	30.2%
Residential	45,688	19.0%	54,944	23.6%
Land and construction	21,729	9.0%	16,670	7.2%
Consumer and other (2)	21,278	8.8%	20,140	8.6%
Loans, gross	241,248	100.0%	232,968	100.0%
Net deferred costs	72		37
Less — allowance for loan losses	(4,881)		(5,284)
Loans, net	$236,439		$227,721

(1) Unsecured commercial loan balances were $11.6 million and $11.5 million at September 30, 2012 and December 31, 2011, respectively.

(2)     Unsecured consumer and other loan balances were $784,000 and $2.8 million at September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, substantially all of the Company's loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and nine months ended September 30, 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$1,943	$1,680	$463	$461	$319	$4,866
Provision for loan losses	(180)	220	(25)	—	(15)	—
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,778	$1,900	$438	$461	$304	$4,881

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(805)	1,045	(145)	(50)	(45)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	24	3	—	—	—	27
Ending balance	$1,778	$1,900	$438	$461	$304	$4,881

As of September 30, 2012:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,278	1,900	438	461	304	4,381
Total	$1,778	$1,900	$438	$461	$304	$4,881

Loans:
Ending balance: individually evaluated for impairment	$2,120	$3,117	$—	$1,085	$345	$6,667
Ending balance: collectively evaluated for impairment	56,844	90,472	45,688	20,644	20,933	234,581
Total	$58,964	$93,589	$45,688	$21,729	$21,278	$241,248

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

There were no loans acquired with deteriorated credit quality as of September 30, 2012 and December 31, 2011.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of September 30, 2012 and December 31, 2011, the allowance for unfunded lending commitments was $203,000 and is primarily related to $70.0 million and $57.0 million in commitments to extend credit to customers and $1.7 million and $2.5 million in standby/commercial letters of credit at September 30, 2012 and December 31, 2011, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of September 30, 2012. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. Total additions to non-performing loans during the nine months ended September 30, 2012 and 2011 was none and $891,000, respectively. Non-performing loans represented 2.6% and 3.3% of total loans at September 30, 2012 and December 31, 2011, respectively. There were no accruing loans past due 90 days or more at September 30, 2012 and December 31, 2011.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of September 30, 2012:
Commercial	$—	$594	$—	$594	$58,370	$58,964
Commercial real estate	—	—	—	—	93,589	93,589
Residential	—	—	—	—	45,688	45,688
Land and construction	—	—	1,085	1,085	20,644	21,729
Consumer and other	—	50	345	395	20,883	21,278
Totals	$—	$644	$1,430	$2,074	$239,174	$241,248

As of December 31, 2011:
Commercial	$364	$4	$683	$1,051	$69,894	$70,945
Commercial real estate	—	—	540	540	69,729	70,269
Residential	—	—	—	—	54,944	54,944
Land and construction	—	—	—	—	16,670	16,670
Consumer and other	50	—	345	395	19,745	20,140
Totals	$414	$4	$1,568	$1,986	$230,982	$232,968

The following table sets forth non-accrual loans and other real estate owned at September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans:
Commercial	$1,812	$2,175
Commercial real estate	3,117	3,756
Land and construction	1,085	1,330
Consumer and other	345	345
Total non-accrual loans	6,359	7,606
OREO	140	—
Total non-performing assets	$6,499	$7,606

Non-performing assets to gross loans and OREO	2.69%	3.26%
Non-performing assets to total assets	1.37%	1.88%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at September 30, 2012 and December 31, 2011. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company's internal credit risk grading system is based on management's experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

The Company's internally assigned grades are as follows:

Pass – Strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – Potential weaknesses that deserve management's close attention. Borrower and guarantor's capacity to meet all financial obligations is marginally adequate or deteriorating.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of September 30, 2012:
Grade:
Pass	$55,239	$89,828	$45,688	$20,644	$20,883
Special Mention	888	—	—	—	—
Substandard	2,837	3,761	—	1,085	395
Total	$58,964	$93,589	$45,688	$21,729	$21,278

As of December 31, 2011:
Grade:
Pass	$64,838	$65,837	$54,944	$12,933	$19,745
Special Mention	1,245	—	—	2,407	—
Substandard	4,862	4,432	—	1,330	395
Total	$70,945	$70,269	$54,944	$16,670	$20,140

There were no loans assigned to the Doubtful or Loss grade as of September 30, 2012 and December 31, 2011.

Impaired Loans

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. Also presented in the table below are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances are calculated based on the month-end balances of the loans of the period reported.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the nine months ended September 30, 2012:
With no related allowance recorded:
Commercial	$1,034	$1,334	$—	$1,129
Commercial real estate	3,117	4,505	—	3,462
Residential	—	—	—	—
Land and construction	1,085	1,360	—	1,299
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$1,086	$2,225	$500	$1,114
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$2,120	$3,559	$500	$2,243
Commercial real estate	$3,117	$4,505	$—	$3,462
Residential	$—	$—	$—	$—
Land and construction	$1,085	$1,360	$—	$1,299
Consumer and other	$345	$345	$—	$345

As of and for the year ended December 31, 2011:
With no related allowance recorded:
Commercial	$1,029	$1,291	$—	$699
Commercial real estate	3,756	7,950	—	3,892
Residential	—	—	—	—
Land and construction	1,330	1,600	—	111
Consumer and other	345	345	—	173
With an allowance recorded:
Commercial	$1,146	$2,225	$700	$1,288
Commercial real estate	—	—	—	478
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	172
Totals:
Commercial	$2,175	$3,516	$700	$1,987
Commercial real estate	$3,756	$7,950	$—	$4,370
Residential	$—	$—	$—	$—
Land and construction	$1,330	$1,600	$—	$111
Consumer and other	$345	$345	$—	$345

During the three and nine months ended September 30, 2011, the average balance of impaired loans was $6.7 million and $6.8 million, respectively. As of September 30, 2012 and December 31, 2011, there was $6.4 million and $7.6 million, respectively, of impaired loans on non-accrual status. During the three and nine months ended September 30, 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $9,000, respectively. During the three and nine months ended September 30, 2011, there was no interest income recognized on impaired these loans subsequent to their classification as impaired. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the three and nine months ended September 30, 2012 are set forth in the following table.

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	3	$1,034	$1,034

The modifications in connection with the troubled debt restructurings during the nine months ended September 30, 2012 were primarily related to extending the amortization period of these loans. The impact on the Company's determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three and nine months ended September 30, 2012. As of September 30, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. There were no troubled debt restructurings during the three and nine months ended September 30, 2011.

(4)     Derivative Financial Instruments

The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying Consolidated Balance Sheets and in the net change in each of these financial statement line items in the accompanying unaudited Consolidated Statements of Cash Flows.

Interest Rate Derivatives. The Company utilizes interest rate swaps to facilitate the needs of its customers. The Company has entered into interest rate swaps that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company's customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2012 are presented in the following table. There were no derivative contracts outstanding during the year ended December 31, 2011. The Company obtains dealer quotations to value its interest rate derivative contracts.

	September 30, 2012
(in thousands)	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,800	$114
Commercial loan interest rate swaps	$(2,800)	$(114)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2012 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.41%	4.85%
Non-hedging interest rate swaps	4.85%	3.41%

Gains, Losses and Derivative Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

As stated above, the Company enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Company acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company's results of operations.

Amounts included in the unaudited Consolidated Statements of Operations and Comprehensive Income related to non-hedging interest rate derivative instruments are presented in the table below.

(in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Non-hedging interest rate derivatives:
Other non-interest income	$26	$158
Other non-interest expense	$27	$114

(5)          Comprehensive Income

Comprehensive income, which includes net income, the net change in unrealized gains on investment securities available for sale and the reclassification of net (gains) losses included in earnings, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$687	$354	$2,030	$593
Other comprehensive income:
Increase in net unrealized gains on investment securities available for sale, net of tax expense of $755 and $956 for the three and nine months ended September 30, 2012, respectively, and $484 and $809 for the three and nine months ended September 30, 2011, respectively	1,080	692	1,365	1,158
Reclassification for net gains included in earnings, net of tax expense of $1 for the nine months ended September 30, 2011	—	—	—	(1)
Comprehensive income	$1,767	$1,046	$3,395	$1,750

The Company did not sell any available for sale securities during the three and nine months ended September 30, 2012. The Company did not sell any available for sale securities during the three months ended September 30, 2011. The Company sold one available for sale security totaling $140,000 during the nine months ended September 30, 2011, resulting in a realized gain of $2,000. These gains were reported in non-interest income within the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income.

(6)              Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at September 30, 2012 and December 31, 2011 are comprised of the following:

(in thousands)	September 30, 2012	December 31, 2011
Leasehold improvements	$973	$973
Furniture & equipment	2,106	1,907
Software	661	561
Total	3,740	3,441
Accumulated depreciation	(2,674)	(2,346)
Premises and equipment, net	$1,066	$1,095

Depreciation and amortization included in occupancy expense was $113,000 and $328,000 for the three and nine months ended September 30, 2012, respectively, and $94,000 and $266,000 for the three and nine months ended September 30, 2011, respectively.

(7)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$170,568	43.0%	$122,843	37.0%
Interest bearing checking	28,014	7.1%	20,739	6.2%
Money market deposits and savings	152,185	38.3%	142,061	42.7%
Certificates of deposit	46,115	11.6%	46,811	14.1%
Total	$396,882	100.0%	$332,454	100.0%

At September 30, 2012, the Company had three certificates of deposits with the State of California Treasurer's Office for a total of $34.0 million that represented 8.6% of total deposits. Each of these deposits are scheduled to mature in the fourth quarter of 2012. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer's Office will continue to maintain deposit accounts with the Company. At December 31, 2011, the Company had three certificate of deposit accounts with the State of California Treasurer's Office for a total of $34.0 million that represented 10.2% of total deposits. The Company was required to pledge $37.4 million of agency mortgage-backed securities at September 30, 2012 and December 31, 2011 in connection with these certificates of deposit.

At September 30, 2012, the Company had $4.9 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits. At December 31, 2011, the Company had $3.4 million of CDARS reciprocal deposits, which represented 1.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at September 30, 2012 and December 31, 2011 was $44.7 million and $44.9 million, respectively. At September 30, 2012, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer's Office and CDARS, was as follows: $39.3 million maturing in six months or less, $5.2 million maturing in six months to one year and $228,500 maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at September 30, 2012.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$40,084	$2,469	$345
1.00%	to	1.99%	157	3,000	60
	Total		$40,241	$5,469	$405

(8)         Other Borrowings

At September 30, 2012 and December 31, 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $96.1 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2012 and December 31, 2011. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2012 and December 31, 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2012 and December 31, 2011 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2012	December 31, 2011
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At September 30, 2012 and December 31, 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, the Company had pledged $6.3 million of corporate notes in connection with these lines of credit.

(9)           Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $70.0 million and $57.0 million in commitments to extend credit to customers and $1.7 million and $2.5 million in standby/commercial letters of credit at September 30, 2012 and December 31, 2011, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $37,000 and $54,000 as of September 30, 2012 and December 31, 2011, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2013, June 2014 and November 2017, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $135,000 and $417,000 for the three and nine months ended September 30, 2012 and $143,000 and $400,000 for the three and nine months ended September 30, 2011, respectively. Sublease income earned was $28,000 and $81,000 during the three and nine months ended September 30, 2012 and $27,000 and $79,000 for the three and nine months ended September 30, 2011, respectively.

The projected minimum rental payments under the term of the leases at September 30, 2012 are as follows (in thousands):

Years ending December 31,
2012 (October – December)	$177
2013	706
2014	374
2015	107
2016	111
Thereafter	104
Total	$1,579

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2012 and December 31, 2011, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations.

Restricted Stock

The following table sets forth the Company's future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2012 (October – December)	$142
2013	449
2014	310
2015	148
2016	54
Thereafter	10
Total	$1,113

(10)     Stock Repurchase Program

In August 2010, the Company's Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company's common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010. Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010. The shares repurchased by the Company under this stock repurchase program are held as treasury stock. As of September 30, 2012, the Company had repurchased 534,171 shares in the open market at a cost ranging from $3.35 to $4.02 per share in connection with this program. During the nine months ended September 30, 2012, the Company repurchased 43,847 shares in the open market at a cost ranging from $3.52 to $3.99 per share in connection with this program. This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(11)     Fair Value Measurements

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012:
Investments-Available for Sale
U.S. Gov't treasuries	$2,203	$2,203	$—	$—
Corporate Notes	35,286	—	35,286	—
Residential Mortgage-Backed Securities	157,170	—	157,170	—
Derivative Assets - Interest Rate Swaps	114	—	114	—
Derivative Liabilities - Interest Rate Swaps	114	—	114	—
At December 31, 2011:
Investments-Available for Sale
U.S. Gov't treasuries	$2,139	$2,139	$—	$—
Corporate Notes	6,321	—	6,321	—
Residential Mortgage-Backed Securities	120,756	—	120,756	—
Residential CMOs	690	—	690	—

AFS securities — As of September 30, 2012 and December 31, 2011, the Level 2 fair value of the Company's residential mortgage-backed securities was $157.2 million and $120.8 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2012 and December 31, 2011, the weighted average rate and weighed average life of these securities were 2.09% and 2.60%, respectively, and 3.28 years and 3.57 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities. There were no transfers into or out of Level 2 measurements during the three and nine months ended September 30, 2012 and 2011.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012:
Impaired loans
Commercial	$1,180	$—	$—	$1,180
Commercial real estate	3,117	—	—	3,117
Land and construction	1,085	—	—	1,085
OREO
Commercial real estate	50	—	—	50
Land and construction	90	—	—	90
Total	$5,522	$—	$—	$5,522
At December 31, 2011:
Impaired loans
Commercial	$1,127	$—	$—	$1,127
Commercial real estate	3,756	—	—	3,756
Land and construction	1,330	—	—	1,330
Total	$6,213	$—	$—	$6,213

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company recorded net recoveries of $15,000 on impaired loans during the three months ended September 30, 2012 and net charge-offs of $403,000 during the nine months ended September 30, 2012. The Company recorded net recoveries of $162,000 on impaired loans during the three months ended September 30, 2011 and net charge-offs of $312,000 during the nine months ended September 30, 2011.

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

(12)     Estimated Fair Value Information

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many cases, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

Off-balance sheet credit-related instruments

The fair values of commitments, which include standby letters of credit and commercial letters of credit, are based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The related fees are not considered material to the Company's financial statements as a whole and the fair market value of the Company's off-balance sheet credit-related instruments cannot be readily determined. The fair value of these items is determined utilizing estimates resulting in a Level 3 classification.

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

The estimated fair value and carrying amounts of the financial instruments at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2012
Assets
Cash and cash equivalents	$36,502	$36,502	$—	$—	$36,502
Investment securities	194,659	2,203	192,456	—	194,659
FRB stock	1,306	—	—	—	N/A
FHLB stock	2,415	—	—	—	N/A
Loans, net	236,439	—	—	236,310	236,310
Non-hedging interest rate swaps	114	—	114	—	114
Accrued interest receivable	1,381	1,381	—	—	1,381
Liabilities
Non-interest bearing deposits	$170,568	$170,568	$—	$—	$170,568
Interest bearing deposits	226,314	180,199	46,115	—	226,314
Other borrowings	25,000	—	25,455	—	25,455
Non-hedging interest rate swaps	114	—	114	—	114
Accrued interest payable	208	208	—	—	208

(dollars in thousands)	Carrying Amount	Estimated Fair Value
As of December 31, 2011
Assets
Cash and cash equivalents	$41,926	$41,926
Investment securities	129,906	129,906
FRB stock	1,265	N/A
FHLB stock	1,697	N/A
Loans, net	227,721	228,044
Accrued interest receivable	996	996
Liabilities
Non-interest bearing deposits	$122,843	$122,843
Interest bearing deposits	209,611	209,612
Other borrowings	25,000	25,020
Accrued interest payable	127	127

(13)   Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Loan arrangement fees	$328	$170	$895	$421
Service charges and other operating income	70	52	207	197
Interest rate swap income	26	—	158	—
Total non-interest income	$424	$222	$1,260	$618

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $150,000 and $360,000 for the three and nine months ended September 30, 2012, respectively, and $52,000 and $290,000 for the three and nine months ended September 30, 2011, respectively. The fair value of restricted stock awards that vested during the three and nine months ended September 30, 2012 was $32,200 and $346,900, respectively, and $32,000 and $384,400 for the three and nine months ended September 30, 2011, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,
	2012		2011
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	536,733	$4.03	449,768	$4.40
Granted	145,000	4.85	104,500	4.00
Vested	(79,413)	4.37	(72,478)	5.30
Forfeited and surrendered	(39,625)	4.05	(33,500)	4.33
Ending balance	562,695	$4.19	448,290	$4.16

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the nine months ended September 30, 2012 or 2011. The remaining contractual life of the 2004 Founder Stock Options outstanding was 1.41 and 2.41 years at September 30, 2012 and 2011, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at September 30, 2012 and 2011. At September 30, 2012 and 2011, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the nine months ended September 30, 2012 or 2011. The remaining contractual life of the Director and Employee Stock Options outstanding was 1.89 and 2.89 years at September 30, 2012 and 2011, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at September 30, 2012 and 2011. At September 30, 2012 and 2011, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of September 30, 2012:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance

2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	479,176	562,695	158,129

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

The Company's and the Bank's capital ratios as of September 30, 2012 and December 31, 2011 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total Risk-Based Capital Ratio	$49,498	16.08%	$48,289	15.68%	$24,632	8.00%	$30,790	10.00%
Tier 1 Risk-Based Capital Ratio	$45,634	14.82%	$44,426	14.43%	$12,316	4.00%	$18,474	6.00%
Tier 1 Leverage Ratio	$45,634	9.75%	$44,426	9.49%	$18,728	4.00%	$23,413	5.00%

December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

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

To date, Bancshares has not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by Bancshares' Board of Directors, as well as Bancshares' legal ability to pay dividends. Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimates in the current period, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on our financial statements. We consider accounting polices related to the allowance for loan losses and income taxes to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended September 30, 2012.

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company's loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. The provisions reflect management's evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by management judgment. During this process, loans are separated into the following portfolio segments: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment. For commercial loans, commercial real estate loans and land and construction, the primary risk consideration is a borrower's ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans. The primary risk consideration for residential loans and consumer loans are a borrower's personal cash flow and liquidity, as well as collateral value.

Loss ratios for all portfolio segments are evaluated on a quarterly basis. Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio. This migration analysis estimates loss factors based on the performance of each portfolio segment over a four year time period. These loss ratios are then adjusted, if determined necessary by management, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions. Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located. For loans that are not collateral dependent, which generally consist of commercial loans and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors. The allowance is based on estimates and actual losses may vary materially from the estimates. No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, further loan loss provisions and/or additional charge-offs of loans. See Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” for further factors considered by management in estimating the necessary level of the allowance for loan losses.

Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes. A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon management's evaluation of both positive and negative evidence, including historic financial performance, forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis. See Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Deferred Tax Asset” for further discussion of our deferred tax asset and management's evaluation of the same.

Summary of the Results of Operations and Financial Condition

For the three months ended September 30, 2012 and 2011, the Company recorded net income of $687,000, or $0.08 per diluted share, and $354,000, or $0.04 per diluted share, respectively. The increase in net income during the current quarter, as compared to the same period last year, was primarily related to increases in net interest income and non-interest income of $611,000 and $202,000, respectively, partially offset by an increase in non-interest expenses of $455,000.

For the nine months ended September 30, 2012 and 2011, the Company recorded net income of $2.0 million, or $0.23 per diluted share, and $593,000, or $0.07 per diluted share, respectively. The increase in net income during the nine months ended September 30, 2012, as compared to the same period last year, was primarily related to increases in net interest income and non-interest income of $1.9 million and $642,000, respectively, and a decline in provision for loan losses of $275,000, partially offset by an increase in non-interest expenses of $1.3 million.

Total assets at September 30, 2012 were $474.4 million, representing an increase of approximately $69.1 million, or 17.0%, from $405.3 million at December 31, 2011. The increase in total assets is primarily attributable to growth in our deposit portfolio. Cash and cash equivalents at September 30, 2012 were $36.5 million, representing a decrease of $5.4 million, or 12.9%, from $41.9 million at December 31, 2011. Investment securities were $194.7 million at September 30, 2012, compared to $129.9 million at December 31, 2011, representing an increase of $64.8 million, or 49.8%. The increase in our investment portfolio is primarily attributable to the purchase of agency mortgage-backed securities and investment grade corporate notes of $62.3 million and $28.4 million, respectively, during the nine months ended September 30, 2012. The average life of our investment securities was 3.14 years and 3.50 years at September 30, 2012 and December 31, 2011, respectively. Loans were $241.3 million and $233.0 million at September 30, 2012 and December 31, 2011, respectively. The nominal growth within our loan portfolio is primarily being caused by a lack of quality loan demand, as well as elevated prepayment speeds during the current year. Loan originations were $23.7 million and $70.6 million during the three and nine months ended September 30, 2012, respectively, compared to $18.0 million and $58.4 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2012 were 19.4% and 21.9%, respectively, compared to 38.1% and 12.3% for the same periods last year.

Total liabilities at September 30, 2012 increased by $65.6 million, or 18.2%, to $425.8 million, compared to $360.2 million at December 31, 2011. This increase is primarily due to growth within our non-interest bearing deposits of $47.7 million, and was primarily due to our continued core deposit gathering efforts. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $350.8 million and $285.6 million at September 30, 2012 and December 31, 2011, respectively, representing an increase of $65.1 million, or 22.8%.

Average interest earning assets increased $96.9 million, from $365.9 million for the three months ended September 30, 2011 to $462.8 million for the three months ended September 30, 2012. The weighted average interest rate on interest earning assets was 3.16% and 3.34% for the three months ended September 30, 2012 and 2011, respectively. The decrease in yield on earning assets is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest earning assets increased $102.1 million, from $337.2 million for the nine months ended September 30, 2011 to $439.3 million for the nine months ended September 30, 2012. The weighted average interest rate on interest earning assets was 3.30% and 3.54% for the nine months ended September 30, 2012 and 2011, respectively. As discussed above, the decrease in yield on earning assets is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest bearing deposits and borrowings increased $39.0 million, from $214.8 million for the three months ended September 30, 2011 to $253.8 million for the three months ended September 30, 2012. The average cost of interest bearing deposits and borrowings was 0.38% during the quarter ended September 30, 2012 compared to 0.49% for the same period last year. The decline in our cost of interest bearing deposits and borrowings was primarily attributable to a decrease in interest rates paid on these accounts.

Average interest bearing deposits and borrowings increased $57.1 million, from $193.6 million for the nine months ended September 30, 2011 to $250.6 million for the nine months ended September 30, 2012. The average cost of interest bearing deposits and borrowings was 0.39% during the nine months ended September 30, 2012 compared to 0.48% for the same period last year. As discussed above, the decline in our cost of interest bearing deposits and borrowings was primarily attributable to a decrease in interest rates paid on these accounts.

At September 30, 2012, stockholders' equity totaled $48.6 million, or 10.2% of total assets, as compared to $45.1 million, or 11.1% of total assets at December 31, 2011. The Company's book value per share of common stock was $5.33 as of September 30, 2012, compared to $4.97 per share as of December 31, 2011.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Annualized return on average assets	0.58%	0.37%	0.61%	0.23%

Annualized return on average stockholders' equity	5.75%	3.12%	5.84%	1.78%

Average stockholders' equity to average assets	10.07%	11.99%	10.36%	12.93%

Net interest margin	2.95%	3.05%	3.07%	3.27%

Results of Operations

Net Interest Income

The management of interest income and interest expense is fundamental to the performance of the Company. Net interest income, which is the difference between interest income on interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and other borrowings, is the largest component of the Company's total revenue. Management closely monitors both net interest income and net interest margin (net interest income divided by average earning assets).

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest bearing liabilities; and (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans, securities, deposits and borrowings.

The majority of the Company's loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company's loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at September 30, 2012 and 2011. There was no change in the targeted federal funds rate during the three and nine months ended September 30, 2012 and 2011, remaining at 0.00%-0.25%.

The Company, through its asset and liability management policies and practices, seeks to maximize net interest income without exposing the Company to a level of interest rate risk deemed excessive by management. Interest rate risk is managed by monitoring the pricing, maturity and re-pricing characteristics of all classes of interest bearing assets and liabilities. This is discussed in more detail in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management.”

During the three months ended September 30, 2012, net interest income was $3.4 million compared to $2.8 million for the same period last year. This increase is primarily related to increases of $338,000 and $268,000 in interest earned in connection with our loan portfolio and our investment securities, respectively. The increase in the interest earned on our loan portfolio was primarily related to a $41.1 million increase in the average balance of loans, partially offset by a 30 basis point decline in our loan yield. The increase in interest earned on our investment portfolio was primarily due to increases of $58.5 million and $30.9 million in the average balance of residential mortgage-backed securities and corporate notes, respectively, partially offset by a decline of 94 basis points in the yield earned on our residential mortgage-backed securities.

The Company's net interest spread (yield on interest earning assets less the rate paid on interest bearing liabilities) was 2.78% for the three months ended September 30, 2012 compared to 2.85% for the same period last year.

The Company's net interest margin was 2.95% for the three months ended September 30, 2012, compared to 3.05% for the same period last year. This 10 basis point decline in net interest margin was primarily due to a decrease in the yield on earning assets, partially offset by a decline in the cost of interest bearing deposits and borrowings. The decrease in yield on earning assets is primarily attributable to a decline in interest rates earned on these assets during the three months ended September 30, 2012, as compared to the same period last year, and was caused by a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields. During the three months ended September 30, 2012 as compared to the same period last year, the decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.38% during the three months ended September 30, 2012 compared to 0.49% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$50,433	$32	0.26%	$84,696	$53	0.25%
U.S. Gov't Treasuries	2,183	(11)	(2.09)%	2,246	7	1.33%
Corporate notes	34,944	196	2.24%	4,091	12	1.15%
Residential mortgage-backed securities	141,777	723	2.04%	83,248	621	2.98%
Federal Reserve Bank stock	1,306	20	6.00%	1,233	19	6.00%
Federal Home Loan Bank stock	2,415	3	0.42%	1,820	1	0.27%
Loans (1) (2)	229,748	2,703	4.68%	188,608	2,365	4.98%
Earning assets	462,806	3,666	3.16%	365,942	3,078	3.34%
Other assets	9,335			8,459
Total assets	$472,141			$374,401
Liabilities & Equity
Interest checking (NOW)	$23,159	9	0.16%	$28,332	20	0.28%
Money market deposits and savings	160,026	121	0.30%	128,910	169	0.52%
CDs	45,651	34	0.30%	47,574	39	0.33%
Borrowings	25,000	76	1.21%	10,000	35	1.39%
Total interest bearing deposits and borrowings	253,836	240	0.38%	214,816	263	0.49%
Demand deposits	167,214			112,149
Other liabilities	3,545			2,537
Total liabilities	424,595			329,502
Equity	47,546			44,899
Total liabilities & equity	$472,141			$374,401

Net interest income / spread		$3,426	2.78%		$2,815	2.85%

Net interest margin			2.95%			3.05%

(1)

Average balance of loans excludes the allowance for loan losses and net deferred loan origination fees and costs. Included in interest income from loans is net loan fee income accretion of $30,000 and $8,000 for the three months ended September 30, 2012 and 2011, respectively.

(2)	Includes average non-accrual loans of $6.5 million and $6.6 million for the three months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30, 2012 Compared to 2011 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(21)	$—	$(21)
U.S. Gov't Treasuries	—	(18)	(18)
Corporate notes	163	21	184
Residential mortgage-backed securities	341	(239)	102
Federal Reserve Bank stock	1	—	1
Federal Home Loan Bank stock	1	1	2
Loans	481	(143)	338
Total increase (decrease) in interest income	966	(378)	588
Interest expense:
Interest checking (NOW)	(4)	(7)	(11)
Money market deposits and savings	35	(83)	(48)
CDs	(2)	(3)	(5)
Borrowings	46	(5)	41
Total increase (decrease) in interest expense	75	(98)	(23)
Net increase (decrease) in net interest income	$891	$(280)	$611

During the nine months ended September 30, 2012, net interest income was $10.1 million compared to $8.2 million for the same period last year. This increase is primarily related to increases of $1.2 million and $789,000 in interest earned in connection with our loan portfolio and our investment securities, respectively. The increase in the interest earned on our loan portfolio was primarily related to a $43.4 million increase in the average balance of loans, partially offset by a 27 basis point decline in our loan yield. The increase in interest earned on our investment portfolio was primarily due to increases of $57.5 million and $21.1 million in the average balance of residential mortgage-backed securities and corporate notes, respectively, partially offset by a decline of 101 basis points in the yield earned on our residential mortgage-backed securities.

The Company's net interest spread was 2.91% for the nine months ended September 30, 2012 compared to 3.06% for the same period last year.

The Company's net interest margin was 3.07% for the nine months ended September 30, 2012, compared to 3.27% for the same period last year. This 20 basis point decline in net interest margin is primarily due to a decrease in the yield on earning assets, partially offset by a decline in the cost of interest bearing deposits and borrowings. As discussed above, the decrease in yield on earning assets is primarily attributable to a decline in interest rates earned on these assets during the nine months ended September 30, 2012, as compared to the same period last year, and was caused by a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields. In addition, the decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.39% during the nine months ended September 30, 2012 compared to 0.48% for the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$53,287	$100	0.25%	$73,457	$138	0.25%
U.S. Gov't Treasuries	2,171	18	1.10%	923	11	1.60%
Debt securities issued by the States of the United States	—	—	—	1,311	17	1.76%
Corporate notes	22,989	364	2.11%	1,857	16	1.14%
Residential mortgage-backed securities	126,516	2,144	2.26%	68,983	1,693	3.27%
Federal Reserve Bank stock	1,290	58	6.00%	1,256	56	6.00%
Federal Home Loan Bank stock	2,096	7	0.43%	1,913	4	0.30%
Loans (1) (2)	230,931	8,154	4.72%	187,497	7,003	4.99%
Earning assets	439,280	10,845	3.30%	337,197	8,938	3.54%
Other assets	8,632			8,407
Total assets	$447,912			$345,604
Liabilities & Equity
Interest checking (NOW)	$21,576	28	0.17%	$30,879	67	0.29%
Money market deposits and savings	157,955	383	0.32%	105,106	420	0.53%
CDs	46,115	101	0.29%	52,032	147	0.38%
Borrowings	25,001	225	1.20%	5,561	59	1.42%
Total interest bearing deposits and borrowings	250,647	737	0.39%	193,578	693	0.48%
Demand deposits	147,661			104,978
Other liabilities	3,184			2,364
Total liabilities	401,492			300,920
Equity	46,420			44,684
Total liabilities & equity	$447,912			$345,604

Net interest income / spread		$10,108	2.91%		$8,245	3.06%

Net interest margin			3.07%			3.27%

(1)

Average balance of loans excludes the allowance for loan losses and net deferred loan origination fees and costs. Included in interest income from loans is net loan fee income accretion of $40,000 for the nine months ended September 30, 2012 and net loan origination cost amortization of $31,000 for the nine months ended September 30, 2011.

(2)	Includes average non-accrual loans of $7.0 million and $6.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Nine Months Ended September 30, 2012 Compared to 2011 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(38)	$—	$(38)
U.S. Gov't Treasuries	11	(4)	7
Debt securities issued by the States of the United States	(17)	—	(17)
Corporate notes	324	24	348
Residential mortgage-backed securities	1,094	(643)	451
Federal Reserve Bank stock	2	—	2
Federal Home Loan Bank stock	2	1	3
Loans	1,555	(404)	1,151
Total increase (decrease) in interest income	2,933	(1,026)	1,907
Interest expense:
Interest checking (NOW)	(17)	(22)	(39)
Money market deposits and savings	165	(202)	(37)
CDs	(16)	(30)	(46)
Borrowings	177	(11)	166
Total increase (decrease) in interest expense	309	(265)	44
Net increase (decrease) in net interest income	$2,624	$(761)	$1,863

Provision for Loan Losses

There was no provision for loan losses for the three and nine months ended September 30, 2012. There was no provision for loan losses for the three months ended September 30, 2011 and $275,000 for the nine months ended September 30, 2011. The decline in provision for loan losses recorded during the nine months ended September 30, 2012, compared to the same period last year, is primarily due to the improvement in the level of our criticized and classified loans, which generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $888,000, $8.1 million and none, respectively, at September 30, 2012, compared to $6.8 million, $10.4 million, and $900,000, respectively, at September 30, 2011. We had net recoveries of $15,000 and $162,000 during the three months ended September 30, 2012 and 2011, respectively, and net charge-offs of $403,000 and $312,000 during the nine months ended September 30, 2012 and 2011, respectively. The provision for loan losses is recorded based on an analysis of the factors discussed in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.”

As a percentage of our total loan portfolio, the amount of non-performing loans was 2.64% and 3.26%, respectively, at September 30, 2012 and December 31, 2011. As a percentage of our total assets, the amount of non-performing assets was 1.37% and 1.88%, respectively, at September 30, 2012 and December 31, 2011.

Non-Interest Income

Non-interest income was $424,000 and $1.3 million for the three and nine months ended September 30, 2012, compared to $222,000 and $618,000 for the same periods last year. The increase in non-interest income during the three months ended September 30, 2012, compared to the same period last year was primarily attributable to an increase in loan arrangement fees earned in connection with our college loan funding program. The increase during the nine months ended September 30, 2012, compared to the same period last year was due to the loan arrangement fees discussed above, as well as, other income recognized on interest rate swap transactions entered into during the nine months ended September 30, 2012. Other income recognized during the three and nine months ended September 30, 2012 related to the Company's interest rate swap transactions was $26,000 and $158,000, respectively. The Company did not enter into any interest rate swap transactions during 2011.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees. Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider. The Company initially funds student loans originated by the student loan provider in exchange for non-interest income. All purchase commitments are supported by collateralized deposit accounts. See Note 13 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three and nine months ended September 30, 2012 and 2011.

Non-Interest Expense

Non-interest expense was $3.1 million and $9.3 million for the three and nine months ended September 30, 2012, respectively, compared to $2.7 million and $8.0 million for the same periods last year. Compensation and benefits was $1.7 million and $5.0 million for the three and nine months ended September 30, 2012, respectively, compared to $1.5 million and $4.3 million for the same periods last year. Occupancy expense was $301,000 and $927,000 for the three and nine months ended September 30, 2012, respectively, compared to $268,000 and $770,000 for the three and nine months ended September 30, 2011. The increase in non-interest expense during the three months ended September 30, 2012, is primarily due to the additional costs incurred related to expanding the Bank's business development team and increased costs associated with our college loan funding program. During the nine months ended September 30, 2012, this increase was primarily due to the factors discussed above, as well as expenses incurred related to interest rate swaps, as well as the opening of our Santa Monica relationship office in the middle of 2011.

Income Tax Provision

During the three and nine months ended September 30, 2012, we recorded a tax expense of approximately $25,000 and $60,000, respectively. The Company does not anticipate owing any substantial taxes for Federal or State purposes until the Company's net operating losses are fully utilized. During the three and nine months ended September 30, 2011, we did not record an income tax provision.

Financial Condition

Assets

Total assets at September 30, 2012 were $474.4 million, representing an increase of approximately $69.1 million, or 17.0%, from $405.3 million at December 31, 2011. The increase in total assets is primarily attributable to growth in our deposit portfolio. Cash and cash equivalents at September 30, 2012 were $36.5 million, representing a decrease of $5.4 million, or 12.9%, from $41.9 million at December 31, 2011. Investment securities were $194.7 million at September 30, 2012, compared to $129.9 million at December 31, 2011. The average life of our investment securities were 3.14 years and 3.50 years at September 30, 2012 and December 31, 2011, respectively. Loans were $241.3 million and $233.0 million at September 30, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $36.5 million at September 30, 2012 and $41.9 million at December 31, 2011. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

Investment Securities

The investment securities portfolio is generally the second largest component of the Company's interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

At September 30, 2012, investment securities totaled $194.7 million compared to $129.9 million at December 31, 2011. The Company's investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2012 and December 31, 2011, the weighted average rate and weighed average life of these residential-mortgage backed securities were 2.09% and 2.60%, respectively, and 3.28 years and 3.57 years, respectively. In addition, the Company's investment portfolio consisted of $35.3 million and $6.3 million of investment grade corporate notes at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the weighted average rate and weighed average life of these corporate notes were 2.23% and 1.56%, respectively, and 2.51 years and 2.21 years, respectively. We will continue to evaluate the Company's investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 3.8%, or $8.7 million, from $227.7 million at December 31, 2011 to $236.4 million at September 30, 2012. As of September 30, 2012 and December 31, 2011, gross loans outstanding totaled $241.3 million and $233.0 million, respectively. The nominal growth within our loan portfolio is primarily being caused by a lack of quality loan demand, as well as elevated prepayment speeds during the current year. Prepayment speeds for the three and nine months ended September 30, 2012 were 19.4% and 21.9%, respectively, compared to 38.1% and 12.3% for the same periods last year. Loan originations were $23.7 million and $70.6 million during the three and nine months ended September 30, 2012, respectively, as compared to $18.0 million and $58.4 million during the same periods last year.

As of September 30, 2012, substantially all of the Company's loan customers were located in Southern California. Additionally, the Company did not have any subprime mortgages.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans:
Commercial	$1,812	$2,175
Commercial real estate	3,117	3,756
Land and Construction	1,085	1,330
Consumer and other	345	345
Total non-accrual loans	6,359	7,606
Other real estate owned (“OREO”)	140	—
Total non-performing assets	$6,499	$7,606

Non-performing assets to gross loans and OREO	2.69%	3.26%
Non-performing assets to total assets	1.37%	1.88%

Non-accrual loans totaled $6.4 million and $7.6 million at September 30, 2012 and December 31, 2011, respectively.   There were no accruing loans past due 90 days or more at September 30, 2012 and December 31, 2011. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $71,000 and $224,000 for the three and nine months ended September 30, 2012, respectively, compared to $68,000 and $214,000 for the same periods last year. As a percentage of total assets, the amount of non-performing assets was 1.37% and 1.88% at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, non-accrual loans consisted of three commercial loans totaling $1.8 million, one commercial real estate loan totaling $3.1 million, one commercial land loan totaling $1.1 million and one consumer and other loan totaling $345,000. At December 31, 2011, non-accrual loans consisted of four commercial loans totaling $2.2 million, two commercial real estate loans totaling $3.8 million, one commercial land loan totaling $1.3 million and one consumer and other loan totaling $345,000.

At September 30, 2012, OREO consisted of one commercial real estate property totaling $50,000 and one undeveloped land property totaling $90,000. Both properties are located in Southern California. There was no OREO outstanding at December 31, 2011.

At September 30, 2012 and December 31, 2011, the recorded investment in impaired loans was $6.7 million and $7.6 million, respectively. At September 30, 2012, the Company had a $500,000 specific allowance for loan losses on $1.1 million of impaired loans. At December 31, 2011, the Company had a $700,000 specific allowance for loan losses on $1.1 million of impaired loans. There were $5.6 million and $6.5 million, respectively, of impaired loans with no specific allowance for loan losses at September 30, 2012 and December 31, 2011, respectively. The average outstanding balance of impaired loans for the nine months ended September 30, 2012 was $7.3 million, compared to $6.8 million for the same period last year. As of September 30, 2012 and December 31, 2011, there was $6.4 million and $7.6 million, respectively, of impaired loans on non-accrual status. During the three and nine months ended September 30, 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $9,000, respectively. During the three and nine months ended September 30, 2011, there was no interest income recognized on these loans subsequent to their classification as impaired. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses (the “ALL”) is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company's loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the ALL when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the ALL. Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

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

Accordingly, the calculation of the adequacy of the ALL is not based solely on the level of non-performing assets. The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics). We base the allocation for individual loans on the results of our impairment analysis, which is typically based on the present value of the expected future cash flows discounted at the loan's effective interest rate or by using the loan's most recent market value or the fair value of the collateral, if the loan is collateral dependent. Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its risk grade. The loss ratio is determined based primarily on the historical loss experience of our loan portfolio. These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions. Loss ratios for all categories of loans are evaluated on a quarterly basis. Historical loss experience is determined based on a rolling migration analysis of each loan category within our portfolio. This migration analysis estimates loss factors based on the performance of each loan category over a four year time period. These quantitative calculations are based on estimates and actual losses may vary materially and adversely from the estimates.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank's ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of September 30, 2012 and December 31, 2011 was adequate to absorb probable credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and nine months ended September 30, 2012 and 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$1,943	$1,680	$463	$461	$319	$4,866
Provision for loan losses	(180)	220	(25)	—	(15)	—
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,778	$1,900	$438	$461	$304	$4,881

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(805)	1,045	(145)	(50)	(45)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	24	3	—	—	—	27
Ending balance	$1,778	$1,900	$438	$461	$304	$4,881

Three Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$2,671	$902	$296	$886	$329	$5,084
Provision for loan losses	(162)	—	62	100	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	162	—	—	—	—	162
Ending balance	$2,671	$902	$358	$986	$329	$5,246

Nine Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(99)	294	145	(9)	(56)	275
Charge-offs	(222)	(280)	—	—	—	(502)
Recoveries	180	—	—	—	10	190
Ending balance	$2,671	$902	$358	$986	$329	$5,246

There were no loans acquired with deteriorated credit quality during the three and nine months ended September 30, 2012 and 2011.

The ALL was $4.9 million, or 2.02% of our total loan portfolio, at September 30, 2012, compared to $5.3 million, or 2.27% at December 31, 2011. During the nine months ended September 30, 2012, our non-performing loans decreased to $6.4 million from $7.6 million at December 31, 2011. The ratio of our ALL to non-performing loans was 76.76% at September 30, 2012 compared to 69.47% at December 31, 2011. In addition, our ratio of non-performing loans to total loans was 2.64% and 3.26% at September 30, 2012 and December 31, 2011, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.

During the year ended December 31, 2009, we established a full valuation allowance against the Company's deferred tax assets after we determined that it is “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset. At September 30, 2012 and December 31, 2011, management reassessed the continuing need for this valuation allowance and determined that as of September 30, 2012 and December 31, 2011, it was appropriate to maintain a full valuation allowance against the Company's deferred tax assets. Management reached this conclusion as a result of the Company's cumulative losses since inception, and the near term economic climate in which the Company operates. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At September 30, 2012 and December 31, 2011, the Company maintained a deferred tax liability of $2.1 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets. We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company's activities are largely based in the Los Angeles metropolitan area. The Company's deposit base is also primarily generated from this area.

At September 30, 2012, total deposits were $396.9 million compared to $332.5 million at December 31, 2011, representing an increase of 19.4%, or $64.4 million. This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $47.7 million and $10.1 million, respectively, due to continued core deposit gathering efforts. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $350.8 million and $285.6 million at September 30, 2012 and December 31, 2011, respectively, representing an increase of $65.1 million, or 22.8%.

The following table reflects a summary of deposit categories by dollar and percentage at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$170,568	43.0%	$122,843	37.0%
Interest bearing checking	28,014	7.1%	20,739	6.2%
Money market deposits and savings	152,185	38.3%	142,061	42.7%
Certificates of deposit	46,115	11.6%	46,811	14.1%
Total	$396,882	100.0%	$332,454	100.0%

At September 30, 2012 and December 31, 2011, the Company had three certificates of deposit with the State of California Treasurer's Office for a total of $34.0 million, which represented 8.6% and 10.2%, respectively, of total deposits. The Company was required to pledge $37.4 million of agency mortgage backed securities at September 30, 2012 and December 31, 2011 in connection with these certificates of deposit. Each of these deposits outstanding at September 30, 2012 is scheduled to mature in the fourth quarter of 2012. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer's Office will continue to maintain deposit accounts with the Company. For further information on the Company's certificates of deposit with the State of California Treasurer's Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

At September 30, 2012, the Company had $4.9 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits. At December 31, 2011, the Company had $3.4 million of CDARS deposits, which represented 1.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at September 30, 2012 and December 31, 2011 was $44.7 million and $44.9 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at September 30, 2012, including deposit accounts with the State of California Treasurer's Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$37,584
Due after 3 months and within 6 months	1,728
Due after 6 months and within 12 months	5,185
Due after 12 months	228
Total	$44,725

Liquidity and Asset/Liability Management

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing. The Company's main sources of funds to provide liquidity are its cash and cash equivalents, paydowns and maturities of investments, loan repayments, and increases in deposits and borrowings. The Company also maintains lines of credit with the Federal Home Loan Bank, or FHLB, and other correspondent financial institutions.

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 38.9% at September 30, 2012 and 30.9% at December 31, 2011.

At September 30, 2012 and December 31, 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $96.1 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2012 and December 31, 2011. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2012 and December 31, 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2012 and December 31, 2011 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2012	December 31, 2011
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At September 30, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at September 30, 2012 or December 31, 2011. As of September 30, 2012 and December 31, 2011, the Company had pledged $6.3 million of corporate notes in connection with these lines of credit.

Management believes the level of liquid assets and available credit facilities are sufficient to meet current and anticipated funding needs. In addition, the Bank's Asset/Liability Management Committee oversees the Company's liquidity position by reviewing a monthly liquidity report. Management is not aware of any trends, demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material change in the Company's liquidity.

Capital Expenditures

As of September 30, 2012, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At September 30, 2012, the Company had total stockholders' equity of $48.6 million, which included $109,000 in common stock, $64.8 million in additional paid-in capital, $11.8 million in accumulated deficit, $2.9 million in accumulated other comprehensive income, and $7.5 million in treasury stock. During the nine months ended September 30, 2012, the Company purchased 43,847 shares of its common stock at an average price per share of $3.78, effectively reducing total stockholders' equity by $166,000 during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

The general decline in our total and tier 1 risk-based capital ratios from December 31, 2011 to September 30, 2012 is primarily attributable to the increase in our corporate note investment portfolio during that period. Despite the decline in these ratios, both the Bank's and the Company's capital ratios remain in excess of the regulatory requirements to be considered “well capitalized”. The Company's and the Bank's capital ratios as of September 30, 2012 and December 31, 2011 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total Risk-Based Capital Ratio	$49,498	16.08%	$48,289	15.68%	$24,632	8.00%	$30,790	10.00%
Tier 1 Risk-Based Capital Ratio	$45,634	14.82%	$44,426	14.43%	$12,316	4.00%	$18,474	6.00%
Tier 1 Leverage Ratio	$45,634	9.75%	$44,426	9.49%	$18,728	4.00%	$23,413	5.00%

December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

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

To date, Bancshares has not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon earnings and financial condition and other factors deemed relevant by the Company's Board of Directors, as well as the Company's legal ability to pay dividends. Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$70,028	$56,964
Commitments to extend credit to directors and officers (undisbursed amount)	$524	$367
Standby/commercial letters of credit	$1,720	$2,533
Guarantees on revolving credit card limits	$219	$219
Outstanding credit card balances	$37	$54

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company's undisbursed loan funds, which comprises the majority of the Company's off-balance sheet risk. As of September 30, 2012 and December 31, 2011, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.28% and 0.35% of the undisbursed commitments and letters of credit, respectively.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, and results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For further information on commitments and contingencies, see Part I, Item 1. Financial Statements - Note 9 “Commitments and Contingencies.”

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company's management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Controls

There have not been any changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company's business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 1A.  Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011, which could materially and adversely affect the Company's business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company's business, financial condition or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company's monthly repurchases of equity securities during the three months ended September 30, 2012.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
July 1-31, 2012	—	$—	—	$29
August 1-31, 2012	—	—	—	29
September 1-30, 2012	—	—	—	29
Total	—	$—	—	$29

In August 2010, the Company's Board of Directors authorized the purchase of up to $2.0 million of the Company's common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010. Under the Company's stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010. The Company's stock repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.    Other Information

(a)     Additional Disclosures. None.

(b)     Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended September 30, 2012. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.    Exhibits

31.1	Chief Executive Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Principal Financial Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

32	Chief Executive Officer and Principal Financial Officer Certification required under Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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