Form 10-K
period 2012-12-31
1st Century Bancshares, Inc.
filed 2013-03-07
CIK 1420525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates was approximately $39.0 million based on the closing sales price of a share of Common Stock of $4.70 as of June 30, 2012.

9,137,128 shares of common stock of the registrant were outstanding as of March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.
Index to
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors.”

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

At December 31, 2012, the Company had consolidated assets of $499.2 million, deposits of $416.7 million and stockholders’ equity of $49.2 million.

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

The micro-economic market of Century City, where the Bank is based, is much more concentrated.  Smaller businesses dominate this market with 67.8% of employers having less than 5 employees.  According to the U.S. Department of Commerce, Bureau of the Census data for 2010, there are approximately 2,450 businesses located in Century City’s one square mile area, of which 575 (23.5%) are legal services firms.  Other industries heavily represented in Century City include entertainment, financial services, real estate investment and accounting/business management.

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

Products and Services

The Bank’s goal is to deliver the most responsive and adaptive depository and lending products and services to our clientele.  While the Bank will endeavor to maintain maximum flexibility with regards to structure, pricing and terms, the Bank’s product offerings are along the following lines:

Loans

●	Business and personal lines of credit and term loans,

●	Tenant improvement and equipment financing,

●	Bridge and/or specific purpose loans,

●	Commercial, industrial, multi-family and 1-4 single family residential real estate lending,

●	Personal home equity loans and lines of credit, and

●	Credit cards for business and personal use.

Deposits

●	Business checking, money market and certificates of deposit,

●	Personal checking, money market and certificates of deposits,

●	Attorney-Client trust accounts,

●	Trust accounts,

●	Cash management and on-line banking, and

●	Debit cards.

Loan Approval

Our Board of Directors (the “Board”) establishes lending policies to ensure the above objectives are met.  The Board has established an approval process that generally requires a high level of review relative to any credit consideration.

The Board has granted loan approval authority to the President/Chief Executive Officer and the Executive Vice President/Chief Credit Officer, which may be exercised individual or jointly up to designated approval limits.  The Board has also established the Bank’s Board of Directors’ Loan Committee (the “Directors’ Loan Committee”), which approves loans above designated amounts.  The Directors’ Loan Committee consists of three outside Bank board members and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $7.8 million at December 31, 2012.

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

●
Special Mention – Grade 5. Loan assets categorized as “Special Mention” have potential weaknesses that deserve management’s close attention. Borrower and guarantor’s capacity to meet all financial obligations is marginally adequate or deteriorating.

●
Substandard – Grade 6. Loan assets classified “Substandard” are inadequately protected by the paying capacity of the Borrower and/or collateral pledged. The borrower or guarantor is unwilling or unable to meet loan terms or loan covenants for the foreseeable future.

●
Doubtful – Grade 7. Loan assets classified as “Doubtful” have all the weakness inherent in one classified as Substandard with the added characteristic that those weaknesses in place make the collection or liquidation in full, on the basis of current conditions, highly questionable and improbable.

●
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

To further ensure proper risk grading of loans and administration of the loan portfolio, we engaged an independent third party to conduct semi-annual reviews of this function. These reviews assess the quality of (i) the current administration of the loans, (ii) loans that require the attention of management, and (iii) the risk grade identification. The reviews primarily focus on credit quality, compliance with internal policies, loan agreement covenants, laws and regulations, and documentation.

Concentrations/Customers

Approximately 68.4% of total loans at December 31, 2012, consisted of real estate loans, including first trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2012, there are 96 loans that have outstanding balances of $1,000,000 or more, which totals approximately $195.0 million or 73.1% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 410 loans totaling $233.0 million at December 31, 2011 to approximately 460 loans totaling $266.6 million at December 31, 2012.  At December 31, 2011 and 2012, the average balance per loan was $569,000 and $580,000, respectively.  Substantially all of the Company’s loan, as well as deposit customers are located in Southern California.

Correspondent Banks

Correspondent bank deposit accounts are generally maintained to enable the Bank to transact types of activities that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Employees

At December 31, 2012, the Company had 56 total and full-time equivalent employees.

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

Economic Conditions

In late 2007, economic conditions in the United States began deteriorating, resulting in a decline in residential and commercial real estate values, as well as a significant reduction in business activity across a wide range of industries and regions.  More recently, real estate markets have modestly improved, while equity markets have exceeded pre-recession highs, resulting in stronger consumer spending, wealth and improved liquidity in credit markets.  Despite these positive trends, historically high levels of unemployment and underemployment in the U.S. and our market areas, as well as increasing federal payroll taxes, uncertainty in connection with congressional debates regarding automatic spending cuts and other fiscal issues, as well as other domestic and international economic factors may continue to impact the economy, our business and our financial results.

Legislation and Regulation

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

The Dodd-Frank Act

The economic events of the past several years have led to numerous new laws and regulatory pronouncements in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States.

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

●	capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

●
annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billon assets as well risk committees of its board of directors that include a risk expert and such requirements may have the effect of establishing new best practices standards for smaller banks;

●
trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period ending in 2016, although depository institution holding companies with assets of less than $15 billion as of year-end 2009 are grandfathered with respect to such securities for purposes of calculating regulatory capital;

●
the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees of larger banks, but had relatively less impact on smaller banks;

●	repeal of the federal prohibition on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

●
the establishment of the Consumer Finance Protection Bureau (the “CFPB”) with responsibility for promulgating regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions, and with authority to directly examine those financial institutions with $10 billion or more in assets for compliance with the regulations promulgated by the CFPB;

●
limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

●
the establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

As required by the Dodd-Frank Act, federal regulators have published for comment proposed regulations to (i) increase capital requirements on banks and bank holding companies, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which would significantly restrict certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing.  Final rules are expected in 2013.

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Bancshares and the Bank, our customers or the financial industry more generally.  Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Bancshare’s and the Bank’s business, financial condition, and results of operations.  Provisions in the legislation that require revisions to the capital requirements of the Bancshares and the Bank could require the Bancshares and the Bank to seek additional sources of capital in the future.

Supervision and Regulation

Bank Holding Company and Bank Regulation

Bank holding companies and their bank and non-bank subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies.  These laws, regulations and restrictions, which may affect the cost of doing business, limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers, are intended primarily for the protection of depositors and the FDIC deposit insurance fund (“DIF”), and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of key statutes and regulations to which the Company is subject is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

The wide range of requirements and restrictions contained in both Federal and State banking laws include:

●	Requirements that bank holding companies and banks meet or exceed minimum capital requirements. See Part 1, Item 1. “Business – Capital Standards.”

●
Requirements that bank holding companies serve as a source of financial and managerial strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and require a limited guaranty of a required bank capital restoration plan by a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

●
Limitations on dividends payable to shareholders. Bancshare’s ability to pay dividends on both its common and preferred stock are subject to legal and regulatory restrictions, and would be derived from dividends paid by the Bank.

●
Limitations on dividends payable by bank subsidiaries.  These dividends are subject to various legal and regulatory restrictions.  The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

●
Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and their authority to initiate informal or formal enforcement action.

●
Requirements for approval of acquisitions and activities. Prior approval or nonobjection of the applicable federal regulatory agencies is required for most acquisitions and mergers and in order for Bancshares or Bank to engage in certain nonbanking activities and activities that have been determined by the Federal Reserve to be financial in nature, incidental to financial activities, or complementary to a financial activity.

●
Compliance with the Community Reinvestment Act (the “CRA”).  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions. In its last reported examination by the OCC in June 2011, the Bank received a CRA rating of “Satisfactory.”

●
Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

●	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

●	Limitations on transactions with affiliates.

●	Restrictions on the nature and amount of any investments in, and ability to underwrite certain securities.

●	Requirements for opening of branches intra- and interstate.

●	Truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions.

●	Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

Reports and Examinations

Bancshares is required to file with the FRB annual reports and other information regarding its business operations and those of its nonbanking subsidiaries.  It is also subject to supervision and examination by the FRB.  Examinations are designed to inform the FRB of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHC Act and other laws affecting the operations of bank holding companies.  To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk (for example, from changes in value of portfolio instruments and foreign currency), liquidity risk, operational risk, legal risk, and reputation risk.  FRB enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other “institution-affiliated” parties.

The Bank is subject to examination by the OCC and also files publicly available call reports on its operating results.  If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC and separately the FDIC as the insurer of the Bank’s deposits, have residual authority to:  enjoin “unsafe or unsound” practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank’s deposit insurance, which would result in a revocation of its charter.

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

FDIC Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  FDIC insurance expense totaled $325,000 and $353,000 in 2012 and 2011, respectively.  All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

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

●
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

●
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitation.

●	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” If and when implemented by the U.S. banking agencies and fully phased-in, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity.  The Dodd-Frank Act also required the FRB, the OCC and the FDIC to adopt regulations imposing a continuing "floor" of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the FRB, the OCC and the FDIC issued a joint notice of proposed rulemaking not yet finalized that would implement this requirement.

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a higher minimum tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary executive bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed new regulatory capital requirements will likely result in generally higher regulatory capital standards for the Company, it is difficult at this time to predict when or how many of the proposed provisions will ultimately be adopted or whether broader exemptions may be provided for community banks. In addition, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.  Significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements under the regulatory agencies’ prompt corrective action authority.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR was implemented for an observation period beginning in 2011, but will not be introduced as a requirement until January 1, 2015, and the NSFR will not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Federal Home Loan Bank

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances).  At December 31, 2012, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $2.4 million.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits).  Additionally, each member bank is required to hold stock in its regional federal reserve bank.  The stock cannot be sold, traded, or pledged as collateral for loans.  As specified by law, member banks receive a six percent annual dividend on their federal reserve bank stock.  At December 31, 2012, the Bank was in compliance with these requirements and the investment in federal reserve bank stock totaled $1.4 million.

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Capital Market, the Company is subject to NASDAQ listing standards for listed companies.

The Company is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

Declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors significantly reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  A renewed deterioration of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the banking industry. In particular, the Company may face the following risks in connection with these events:

●	The Company is facing increased regulation of the banking industry. Compliance with such regulation has increased costs and could limit the Company’s ability to pursue business opportunities.

●
Market developments may again affect consumer confidence levels and may cause declines in credit card usage and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact charge-offs and provision for credit losses.

●
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

●	The Company’s ability to borrow from other financial institutions could be adversely affected by further disruptions in the capital markets or other events.

●	Competition in the banking industry has intensified as a result of the increasing consolidation of financial services companies in connection with current market conditions.

The Company may have difficulty managing its growth which may divert resources and limit the Company’s ability to successfully expand its operations.

The Company has grown since it began operations in March 2004. At December 31, 2012, the Company had $499.2 million in total assets, $260.7 million in net loans and $416.7 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships.  The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all, which would have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Depending on the type of loan, these practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. If the Company’s underwriting criteria prove to be ineffective, the Company may incur losses in its loan portfolio, which could have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price, particularly during the slow recovery from the recent global economic downturn. Unexpected losses may arise for a wide variety of reasons, many of which are beyond the Company’s ability to predict, influence or control. Some of these reasons could include a continued slow recovery from the prolonged economic downturn in the State of California or the United States, a renewed decline in the state or national real estate market, wars and acts of terrorism, and natural disasters.

If the Company’s allowance for loan losses is inadequate to cover actual losses, the Company’s financial results would be affected.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price. The Company’s allowance for loan losses reflects the Company’s best estimate of the losses inherent in the existing loan portfolio at the relevant balance sheet date and is based on management’s evaluation of the collectability of the loan portfolio, which evaluation is based on historical loss experience, the loss experience of other financial institutions, and other significant factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company cannot assure that it will not increase the allowance for loan losses further or that the allowance for loan losses will be adequate to cover current losses in any event.  Future provisions for loan losses or losses in excess of the allowance for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company’s regulatory lending limit as of December 31, 2012 to any one customer or related group of customers was approximately $7.8 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes and it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The expiration of the FDIC’s Transaction Account Guarantee Program could negatively impact the Bank’s liquidity and its cost of funds.

 Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC over and above the customary $250,000 limit. This program expired on December 31, 2012. The expiration of the program could cause depositors of the Bank to withdraw deposits in excess of FDIC –insured levels. The withdrawal of these deposits could cause stress on the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s aggregate cost of funds by reducing the percentage of Bank’s non-interest bearing deposits to total deposits.

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

The Company’s business depends in part upon the use of the internet and online services as a medium for banking and commerce by customers. The Company’s inability to modify or adapt its infrastructure in a timely manner or the expenses incurred in making such adaptations could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price. Additionally, any compromise in the secured transmission of confidential information over public networks could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control.  The Company is particularly susceptible to conditions and changes affecting the State of California and Southern California in particular in view of the concentration of its operations and collateral securing, and likely to secure its loan portfolio in Southern California. The deterioration in economic conditions, in California and Southern California in particular, has had and may continue to have the following consequences, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price:

●	Renewed increases in problem assets and foreclosures.

●	Renewed increases in loan delinquencies.

●	Further decline in demand for loans and other products and services may continue.

●	Deposits may decrease.

●
Collateral for loans made by the Company, especially real estate, have declined and may experience further declines in value, in turn reducing customers’ borrowing power or capacity to repay, and reducing the value of assets and collateral associated with the Company’s existing loans.

In addition, because the Company makes loans to small to medium-sized businesses, many of the Company’s customers may be particularly susceptible to the slow recovery from the recent recession and may be unable to make scheduled principal or interest payments during this and similar periods of recession.

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

Many of the Company’s loans are secured by real estate, and the slow recovery from the recent downturn in the real estate market could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The downturn in the real estate market has had and may continue to have an adverse effect on the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2012, approximately 84.5% of the Company’s total loans were secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and war and acts of terrorism. In addition, real estate values in California could be affected by, among other things, earthquakes and national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and as a result the Company is more likely to suffer losses on defaulted loans, which would have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee.  Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

See discussion of the Company’s net interest income in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The Company may be materially and adversely affected by the soundness of other financial institutions.

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships.  In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks.  These transactions expose the Company to credit risk in the event of a default by counterparty.  On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties. At December 31, 2012, the Company did not have any unsecured federal funds sold with any correspondent banks.  However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

The Company is subject to liquidity risk.

The Company requires liquidity to meet its deposit and debt obligations as they come due.  The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally.  Factors that could reduce its access to liquidity sources include a downturn in the California market, difficult credit markets or adverse regulatory actions against the Company. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame.  The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason.  A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may need to raise additional capital in the future, and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to meet pending proposed changes in the minimum capital requirements for banks or to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the FHLB.

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

Item 1B.             Unresolved Staff Comments

None.

Item 2.                Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building.  The Bank has a branch office and a Private Banking Center at this same location.  The Company’s main office consists of approximately 3,158 square feet of usable ground floor space for the branch office and administrative offices, 10,843 square feet of usable space for the administrative offices on the 14th floor of the building, as well as 2,746 square feet of usable ground floor space for the Bank’s Private Banking Center.  The lease term for this space expires in November 2024.  The total future minimum commitments for the leases at 1875 Century Park East at December 31, 2012 was $8.4 million.

In addition, the Bank opened a relationship office during 2011, which is located at 1148 4th Street, Santa Monica, California 90403.  This office is approximately 1,957 square feet of usable space with a lease expiring in November 2013.  The total future minimum commitments for this lease at December 31, 2012 was $67,000.

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

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ CM under the symbol “FCTY.”  All companies listed on the NASDAQ CM must meet certain financial requirements and adhere to NASDAQ CM’s corporate governance standards.  Any investment in the Company’s common stock should be considered a long-term investment in the event that no active trading market for its stock develops. In addition, the price obtained is unpredictable.

Trading prices are based on information received from the NASDAQ CM based on all transactions reported on the NASDAQ CM.  The following table sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2012 and 2011.

Year ended December 31, 2012	High	Low
Fourth Quarter	$4.99	$4.50
Third Quarter	$5.15	$4.50
Second Quarter	$5.19	$4.03
First Quarter	$5.00	$3.48

Year ended December 31, 2011
Fourth Quarter	$3.67	$3.36
Third Quarter	$3.94	$3.50
Second Quarter	$4.10	$3.52
First Quarter	$4.39	$4.00

As of December 31, 2012, there were 906 registered shareholders of record of the Company’s common stock, including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended December 31, 2012.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
October 1-31, 2012	—	$—	—	$29
November 1-30, 2012	—	—	—	29
December 1-31, 2012	—	—	—	29
Total	—	$—	—	$29

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

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of probable incurred losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions.  The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by management judgment.  During this process, loans are separated into the following portfolio segments: commercial, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment.  For commercial loans, commercial real estate loans and land and construction loans, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan.  Secondary considerations include the creditworthiness of guarantors and the valuation of collateral.  In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans.  The primary risk consideration for residential loans and consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.

Loss ratios for all portfolio segments are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio.  This migration analysis estimates loss factors based on the performance of each portfolio segment over a four and a half year time period.  These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located.  For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors.  The allowance is based on estimates and actual losses may vary from the estimates.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance through provisioning based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs.  See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Allowance for Loan Losses” for further details considered by management in estimating the necessary level of the allowance for loan losses.

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

Summary of the Results of Operation and Financial Condition

For the years ended December 31, 2012 and 2011, the Company recorded net income of $2.9 million, or $0.33 per diluted share, and $1.0 million, or $0.11 per diluted share, respectively.  The increase in net income for the year ended December 31, 2012, as compared to the same period last year, was primarily related to increases in net interest income and non-interest income of $2.8 million and $1.1 million, respectively, and a decline in provision for loan losses of $275,000, partially offset by an increase in non-interest expenses of $2.2 million.

Total assets at December 31, 2012 were $499.2 million, representing an increase of approximately $93.9 million, or 23.2%, from $405.3 million at December 31, 2011.  The increase in total assets is primarily attributable to growth in our deposit portfolio.  Cash and cash equivalents at December 31, 2012 were $50.6 million, representing an increase of $8.6 million, or 20.6%, from $41.9 million at December 31, 2011.  Investment securities were $181.2 million at December 31, 2012, compared to $129.9 million at December 31, 2011, representing an increase of $51.3 million, or 39.5%.  The increase in our investment portfolio is primarily attributable to the purchase of agency mortgage-backed securities and investment grade corporate notes of $62.3 million and $28.4 million, respectively, during the year ended December 31, 2012.  The weighted average life of our investment securities was 2.80 years and 3.50 years at December 31, 2012 and 2011, respectively.  Loans were $266.7 million and $233.0 million at December 31, 2012 and December 31, 2011, respectively.  The majority of growth within our loan portfolio primarily related to an increase in our commercial real estate loans.  Commercial real estate loans were $110.0 million at December 31, 2012, compared to $70.3 million at December 31, 2011.  Prepayment speeds for the years ended December 31, 2012 and 2011 were 23.2% and 20.7%, respectively.

Total liabilities at December 31, 2012 increased by $89.8 million, or 24.9%, to $450.0 million, compared to $360.2 million at December 31, 2011.  This increase is primarily due to growth within our non-interest bearing deposits of $73.2 million, and was primarily due to our continued core deposit gathering efforts.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $371.4 million and $285.6 million at December 31, 2012 and 2011, respectively, representing an increase of $85.7 million, or 30.0%.

Average interest earning assets increased $100.2 million, from $351.2 million for the year ended December 31, 2011 to $451.4 million for the year ended December 31, 2012.  The weighted average interest rate on interest earning assets was 3.33% and 3.48% for the years ended December 31, 2012 and 2011, respectively.  The decrease in yield on earning assets is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest bearing deposits and borrowings increased $51.7 million, from $201.0 million for the year ended December 31, 2011 to $252.7 million for the year ended December 31, 2012.  The average cost of interest bearing deposits and borrowings was 0.38% during the year ended December 31, 2012 compared to 0.46% for the same period last year.  The decline in our cost of interest bearing deposits and borrowings was primarily attributable to a decrease in interest rates paid on these accounts.

At December 31, 2012, stockholders' equity totaled $49.2 million, or 9.9% of total assets, as compared to $45.1 million, or 11.1% of total assets, at December 31, 2011.  The Company’s book value per share of common stock was $5.38 as of December 31, 2012, compared to $4.97 per share as of December 31, 2011.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2012	2011
Return on average assets	0.64%	0.29%

Return on average stockholders’ equity	6.26%	2.29%

Average equity to average assets	10.21%	12.45%

Net interest margin	3.12%	3.21%

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at December 31, 2012 and 2011.  There was no change in the targeted federal funds rate during the years ended December 31, 2012 and 2011, remaining at 0.00%-0.25%.

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

For the year ended December 31, 2012, net interest income was $14.1 million compared to $11.3 million for the same period last year.  This increase is primarily related to increases of $1.9 million and $950,000 in interest earned in connection with our loan portfolio and our investment securities, respectively.  The increase in the interest earned on our loan portfolio was primarily related to a $43.0 million increase in the average balance of loans, partially offset by a 9 basis point decline in our loan yield.  The increase in interest earned on our investment portfolio was primarily due to increases of $52.4 million and $23.5 million in the average balance of residential mortgage-backed securities and corporate notes, respectively, partially offset by a decline of 87 basis points in the yield earned on our residential mortgage-backed securities.

The Company’s net interest spread was 2.95% for the year ended December 31, 2012 compared to 3.02% for the same period last year.

The Company’s net interest margin was 3.12% for the year ended December 31, 2012, compared to 3.21% for the same period last year.  This 9 basis point decline in net interest margin is primarily due to a decrease in the yield on earning assets, partially offset by a decline in the cost of interest bearing deposits and borrowings.  The decrease in yield on earning assets is primarily attributable to a decline in interest rates earned on these assets during the year ended December 31, 2012, as compared to the same period last year, and was caused by a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.  In addition, the decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits and borrowings was 0.38% during the year ended December 31, 2012 compared to 0.46% for the same period last year.

The following table sets forth our average balances, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2012, 2011 and 2010.

	Years ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$52,026	$132	0.25%	$71,119	$180	0.25%	$54,896	$140	0.25%
U.S. Gov’t and Federal agency securities	2,179	36	1.65%	1,227	14	1.09%	456	8	1.92%
Debt securities issued by the States of the United States	—	—	—%	981	17	1.76%	215	4	1.72%
Corporate notes	26,084	556	2.13%	2,545	30	1.19%	—	—	—%
Residential mortgage backed securities and CMOs	132,762	2,837	2.14%	80,333	2,418	3.01%	42,122	1,732	4.11%
Federal Reserve Bank stock	1,307	78	6.00%	1,258	75	6.00%	1,376	83	6.01%
Federal Home Loan Bank stock	2,176	22	1.01%	1,869	6	0.30%	2,182	7	0.35%
Loans (1) (2)	234,875	11,378	4.84%	191,874	9,467	4.93%	172,177	8,891	5.16%
Earning assets	451,409	15,039	3.33%	351,206	12,207	3.48%	273,424	10,865	3.97%
Other assets	9,145			8,324			8,643
Total assets	$460,554			$359,530			$282,067
Liabilities & Equity
Interest checking (NOW)	$22,730	40	0.17%	$28,823	80	0.28%	$26,409	62	0.23%
Money market deposits and savings	159,043	491	0.31%	114,778	570	0.50%	58,281	378	0.65%
CDs	45,939	134	0.29%	50,624	181	0.36%	61,185	320	0.52%
Borrowings	25,013	301	1.21%	6,790	95	1.40%	8,387	212	2.53%
Total interest bearing deposits and borrowings	252,725	966	0.38%	201,015	926	0.46%	154,262	972	0.63%
Demand deposits	157,525			111,328			78,858
Other liabilities	3,297			2,435			2,050
Total liabilities	413,547			314,778			235,170
Equity	47,007			44,752			46,897
Total liabilities & equity	$460,554			$359,530			$282,067

Net interest income / spread		$14,073	2.95%		$11,281	3.02%		$9,893	3.34%

Net interest margin			3.12%			3.21%			3.62%

(1)   Before allowance for loan losses and net deferred loan fees and costs.  Included in net interest income was net loan origination fee accretion and (cost amortization) of $78,000, ($74,000) and ($95,000) for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)   Includes average non-accrual loans of $6.4 million, $6.8 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Years ended December 31, 2012 Compared to 2011 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(48)	$—	$(48)
U.S. Gov’t and Federal agency securities	14	8	22
Debt securities issued by the States of the United States	(17)	—	(17)
Corporate notes	484	42	526
Residential mortgage backed securities and CMOs	1,261	(842)	419
Federal Reserve Bank stock	3	—	3
Federal Home Loan Bank stock	1	15	16
Loans	2,086	(175)	1,911
Total increase (decrease) in interest income	3,784	(952)	2,832
Interest expense:
Interest checking (NOW)	(14)	(26)	(40)
Money market deposits and savings	178	(257)	(79)
CDs	(16)	(31)	(47)
Borrowings	221	(15)	206
Total increase (decrease) in interest expense	369	(329)	40
Net increase (decrease) in net interest income	$3,415	$(623)	$2,792

	Years ended December 31, 2011 Compared to 2010 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$41	$(1)	$40
U.S. Gov’t and Federal agency securities	11	(5)	6
Debt securities issued by the States of the United States	13	—	13
Corporate notes	30	—	30
Residential mortgage backed securities and CMOs	1,245	(559)	686
Federal Reserve Bank stock	(8)	—	(8)
Federal Home Loan Bank stock	(1)	—	(1)
Loans	984	(408)	576
Total increase (decrease) in interest income	2,315	(973)	1,342
Interest expense:
Interest checking (NOW)	6	12	18
Money market deposits and savings	298	(106)	192
CDs	(49)	(90)	(139)
Borrowings	(35)	(82)	(117)
Total increase (decrease) in interest expense	220	(266)	(46)
Net increase (decrease) in net interest income	$2,095	$(707)	$1,388

Provision for Loan Losses

There was no provision for loan losses for the year ended December 31, 2012.  The provision for loan losses was $275,000 for the year ended December 31, 2011.  The decline in provision for loan losses recorded during the year ended December 31, 2012, compared to the same period last year, is primarily due to the improvement in the level of our criticized and classified loans, as well as an increase in our ALL during the current year resulting from net recoveries recognized on previously charged-off loans.  These declines were partially offset by the need to provide for the $33.7 million increase in our loan portfolio during the current year as compared to the same period last year.  Criticized and classified loans generally consist of special mention, substandard and doubtful loans.  Special mention, substandard and doubtful loans were $6.6 million, $3.5 million and none, respectively, at December 31, 2012, compared to $3.7 million, $11.0 million, and none, respectively, at December 31, 2011.  We had net recoveries of $731,000 during the year ended December 31, 2012, compared to net charge-offs of $274,000 during the year ended December 31, 2011.  The provision for loan losses was recorded based on an analysis of the factors discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Allowance for Loan Losses.  See Note 21 “Subsequent Events” in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding the pay-off of a substandard non-accrual loan in February 2013.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.70% and 3.26%, respectively, at December 31, 2012 and 2011.  As a percentage of our total assets, the amount of non-performing assets was 0.39% and 1.88%, respectively, at December 31, 2012 and 2011.

Non-Interest Income

Non-interest income was $2.0 million for the year ended December 31, 2012, compared to $934,000 for the same period last year.  The increase in non-interest income during the year ended December 31, 2012, compared to the same period last year was primarily attributable to an increase in loan arrangement fees earned in connection with our college loan funding program, as well as, other income recognized on interest rate swap transactions entered into during the year.  Other income recognized during the year ended December 31, 2012 related to the Company’s interest rate swap transactions was $151,000.  The Company did not enter into any interest rate swap transactions during the year ended December 31, 2011.  During the first quarter of 2013, the Company terminated its college loan funding program.  During the year ended December 31, 2012, net earnings in connection with this program was approximately $550,000, consisting of non-interest income and non-interest expense of $1.5 million and $911,000, respectively. See Note 21 “Subsequent Events” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the termination of the college loan funding program.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All purchase commitments are supported by collateralized deposit accounts.  See Note 14 “Non-Interest Income” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding non-interest income for the years ended December 31, 2012 and 2011.

Non-Interest Expense

Non-interest expense was $13.0 million for the year ended December 31, 2012, compared to $10.8 million for the same period last year.  Compensation and benefits was $6.9 million for the year ended December 31, 2012, compared to $5.8 million for the same period last year.  Occupancy expense was $1.3 million for the year ended December 31, 2012, compared to $1.1 million for the year ended December 31, 2011.  The increase in non-interest expense during the year ended December 31, 2012, is primarily due to the additional costs incurred related to expanding the Bank’s business development team, increased costs associated with our college loan funding program, as well as the opening of our Santa Monica relationship office in the middle of 2011.  See Note 21 “Subsequent Events” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the termination of the college loan funding program.  See Note 15 “Other Operating Expenses” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding other operating expenses for the years ended December 31, 2012 and 2011.

Income Tax Provision

During the years ended December 31, 2012 and 2011, we recorded a tax expense of approximately $111,000 and $71,000, respectively.  The Company does not anticipate owing any substantial taxes for Federal or State purposes until the Company’s net operating losses (“NOL”) are fully utilized.  As of December 31, 2012, the Company had federal and state NOL carryforwards of approximately $4.1 million and $6.8 million, respectively.  As of December 31, 2011, the Company had federal and state NOL carryforwards of approximately $8.1 million and $10.6 million, respectively.  For federal and California tax purposes, the Company’s NOL carryforwards expire beginning in 2029.

See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deferred Tax Asset.

Financial Condition

Assets

Total assets at December 31, 2012 were $499.2 million, representing an increase of approximately $93.9 million, or 23.2%, from $405.3 million at December 31, 2011.  The increase in total assets is primarily attributable to growth in our deposit portfolio.  Cash and cash equivalents at December 31, 2012 were $50.6 million, representing an increase of $8.6 million, or 20.6%, from $41.9 million at December 31, 2011.  Investment securities were $181.2 million at December 31, 2012, compared to $129.9 million at December 31, 2011.  The weighted average life of our investment securities were 2.80 years and 3.50 years at December 31, 2012 and 2011, respectively.  Loans were $266.7 million and $233.0 million at December 31, 2012 and 2011, respectively.  The majority of growth within our loan portfolio primarily related to an increase in our commercial real estate loans.  Commercial real estate loans were $110.0 million at December 31, 2012, compared to $70.3 million at December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents totaled $50.6 million and $41.9 million at December 31, 2012 and 2011, respectively.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities.  See the section “Liquidity and Asset/Liability Management” below.

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

At December 31, 2012, investment securities totaled $181.2 million compared to $129.9 million at December 31, 2011.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At December 31, 2012 and 2011, the weighted average rate and weighed average life of these residential-mortgage backed securities were 1.95% and 2.60%, respectively, and 2.92 years and 3.57 years, respectively.  In addition, the Company’s investment portfolio consisted of $35.3 million and $6.3 million of investment grade corporate notes at December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, the weighted average rate and weighed average life of these corporate notes were 2.19% and 1.56%, respectively, and 2.26 years and 2.21 years, respectively.  We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

See Note 2 “Investment Securities” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2012 and 2011.

The following is a summary of the investments categorized as Available for Sale at December 31, 2010:

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments–Available for Sale
U.S. Gov’t Treasuries	$150	$—	$—	$150
Debt issued by the states of the United States	2,012	3	—	2,015
Residential Mortgage-Backed Securities	53,105	1,588	(174)	54,519
Residential CMOs	1,783	7	—	1,790
Total	$57,050	$1,598	$(174)	$58,474

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2012, 2011 or 2010.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 14.5%, or $32.9 million, from $227.7 million at December 31, 2011 to $260.7 million at December 31, 2012.  As of December 31, 2012 and 2011, total loans outstanding totaled $266.7 million and $233.0 million, respectively.  The majority of growth within our loan portfolio primarily related to an increase in our commercial real estate loans, partially offset by elevated prepayment speeds during the current year.  Commercial real estate loans were $110.0 million at December 31, 2012, compared to $70.3 million at December 31, 2011.  Prepayment speeds for the year ended December 31, 2012 were 23.2%, compared to 20.7% for the same period last year.  Loan originations were $123.1 million during the year ended December 31, 2012, compared to $117.1 million during the same period last year. The following table sets forth the comparison of our loan portfolio by major categories as of the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$58,769	22.0%	$70,945	30.4%	$67,411	37.6%	$84,721	46.6%	$104,990	52.5%
Commercial real estate	110,031	41.3%	70,269	30.2%	54,456	30.4%	59,403	32.7%	56,682	28.3%
Residential	53,162	19.9%	54,944	23.6%	21,707	12.1%	1,880	1.0%	1,983	1.0%
Land and construction	19,080	7.2%	16,670	7.2%	15,462	8.6%	16,777	9.3%	17,371	8.7%
Consumer and other (2)	25,584	9.6%	20,140	8.6%	20,235	11.3%	18,927	10.4%	18,957	9.5%
Loans, gross	266,626	100.0%	232,968	100.0%	179,271	100.0%	181,708	100.0%	199,983	100.0%
Plus (Less) — net deferred costs (unearned fee income)	45		37		22		99		(27)
Less — allowance for loan losses	(6,015)		(5,284)		(5,283)		(5,478)		(5,171)
Loans, net	$260,656		$227,721		$174,010		$176,329		$194,785

(1)	Unsecured commercial loan balances were $10.0 million, $11.5 million, $11.0 million, $17.5 million, and $23.9 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.
(2)	Unsecured consumer and other loan balances were $901,000, $2.8 million, $1.9 million, $1.8 million, and $4.1 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

As of December 31, 2012, substantially all of the Company’s loan customers are located in Southern California.  Additionally, the Company does not have any subprime mortgages.

The table below reflects the maturity distribution for the loans (except for the consumer and other loans) in our loan portfolio at December 31, 2012:
	December 31, 2012
(in thousands)	One Year or Less	Greater than one year through five years	Greater than five years	Total
Commercial Loans
Floating rate	$16,262	$22,525	$1,812	$40,599
Fixed rate	6,725	10,449	996	18,170
Real Estate Loans
Floating rate	13,827	17,444	34,553	65,824
Fixed rate	21,767	47,103	47,579	116,449
	$58,581	$97,521	$84,940	$241,042

As of December 31, 2012, $4.0 million of our floating rate loans were at or below their floor rates.  The weighted average minimum interest rate on these loans was 4.47% at December 31, 2012.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned (“OREO”) at December 31, 2012, 2011, 2010, 2009 and 2008:

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial	$1,509	$2,175	$1,693	$3,032	$—
Commercial real estate	—	3,756	5,080	5,923	3,435
Residential	—	—	—	845	607
Land and Construction	—	1,330	—	—	—
Consumer and other	345	345	345	10	1,650
Total non-accrual loans	1,854	7,606	7,118	9,810	5,692
OREO	90	—	845	—	162
Total non-performing assets	$1,944	$7,606	$7,963	$9,810	$5,854

Non-performing assets to total loans and OREO	0.73%	3.26%	4.42%	5.40%	2.92%
Non-performing assets to total assets	0.39%	1.88%	2.58%	3.60%	2.26%

Non-accrual loans totaled $1.9 million and $7.6 million at December 31, 2012 and 2011, respectively.   At December 31, 2012, there was one loan with a balance of $2.3 million that was over 90 days past due and accruing interest.  This loan continued to accrue interest because it was well secured and in the process of collection.  There were no accruing loans past due 90 days or more at December 31, 2011.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $178,000 and $263,000 for the years ended December 31, 2012 and 2011, respectively.  As a percentage of total assets, the amount of non-performing assets was 0.39% and 1.88% at December 31, 2012 and 2011, respectively.

At December 31, 2012, non-accrual loans consisted of three commercial loans totaling $1.5 million and one consumer and other loan totaling $345,000.  At December 31, 2011, non-accrual loans consisted of four commercial loans totaling $2.2 million, two commercial real estate loans totaling $3.8 million, one commercial land loan totaling $1.3 million and one consumer and other loan totaling $345,000.

At December 31, 2012, OREO consisted of one undeveloped land property totaling $90,000.  This property is located in Southern California.  There was no OREO outstanding at December 31, 2011.

At December 31, 2012 and 2011, the recorded investment in impaired loans was $2.1 million and $7.6 million, respectively.  At December 31, 2012, the Company had a $500,000 specific allowance for loan losses on $811,000 of impaired loans.  At December 31, 2011, the Company had a $700,000 specific allowance for loan losses on $1.1 million of impaired loans.  There were $1.3 million and $6.5 million, respectively, of impaired loans with no specific allowance for loan losses at December 31, 2012 and 2011, respectively.  The average outstanding balance of impaired loans for the year ended December 31, 2012 was $6.8 million, compared to $6.8 million for the same period last year.  As of December 31, 2012 and 2011, there was $1.9 million and $7.6 million, respectively, of impaired loans on non-accrual status.  During the years ended December 31, 2012 and 2011, interest income recognized on impaired loans subsequent to their classification as impaired was $12,000 and none, respectively.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.  See Note 21 “Subsequent Events” in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding the pay-off of a substandard non-accrual loan in February 2013.

Allowance for Loan Losses

The allowance for loan losses (the “ALL”) is established through a provision for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date.  Loan losses are charged against the ALL when management believes that principal is uncollectible.  Subsequent repayments or recoveries, if any, are credited to the ALL.  Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

●	the risk characteristics of various classifications of loans;

●	general portfolio trends relative to asset and portfolio size;

●	asset categories;

●	potential credit concentrations;

●	delinquency trends within the loan portfolio;

●	changes in the volume and severity of past due and other classified loans;

●	historical loss experience and risks associated with changes in economic, social and business conditions; and

●	the underwriting standards in effect when the loan was made.

Accordingly, the calculation of the adequacy of the ALL is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics).  We base the allocation for individual loans on the results of our impairment analysis, which is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral, if the loan is collateral dependent.  Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its risk grade.  The loss ratio is determined based primarily on the historical loss experience of our loan portfolio.  These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions.  Loss ratios for all categories of loans are evaluated on a quarterly basis.  Historical loss experience is determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a four and a half year time period.  These quantitative calculations are based on estimates and actual losses may vary materially and adversely from the estimates.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of December 31, 2012 and 2011 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the years ended December 31, 2012 and 2011:
(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(305)	485	(75)	(100)	(5)	—
Charge-offs	(26)	(400)	—	(5)	—	(431)
Recoveries	24	1,113	—	—	25	1,162
Ending balance	$2,277	$2,450	$508	$411	$369	$6,015
Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(724)	894	370	(209)	(56)	275
Charge-offs	(223)	(530)	—	(270)	—	(1,023)
Recoveries	719	—	—	—	30	749
Ending balance	$2,584	$1,252	$583	$516	$349	$5,284

The following is a summary of activity for the ALL for the years ended December 31, 2010, 2009 and 2008:

	December 31,
(in thousands)	2010	2009	2008
Beginning balance	$5,478	$5,171	$2,369
Provision for loan losses	2,775	6,154	4,342
Charge-offs:
Commercial	(2,321)	(1,528)	(972)
Commercial real estate	(900)	(2,674)	(189)
Residential	—	(125)	(368)
Consumer and other	(190)	(1,642)	(12)
Total Charge-offs	(3,411)	(5,969)	(1,541)
Recoveries:
Commercial	386	92	—
Commercial real estate	20	—	—
Consumer and other	35	30	1
Total Recoveries	441	122	1
Ending balance	$5,283	$5,478	$5,171

There were no loans acquired with deteriorated credit quality during the years ended December 31, 2012 and 2011.

The ALL was $6.0 million, or 2.26% of our total loan portfolio, at December 31, 2012, compared to $5.3 million, or 2.27%, at December 31, 2011.  During the year ended December 31, 2012, our non-performing loans decreased to $1.9 million from $7.6 million at December 31, 2011.  The ratio of our ALL to non-performing loans was 324.36% at December 31, 2012 compared to 69.47% at December 31, 2011.  In addition, our ratio of non-performing loans to total loans was 0.70% and 3.26% at December 31, 2012 and 2011, respectively.  The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities.  The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.  See Note 21 “Subsequent Events” in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding the pay-off of a substandard non-accrual loan in February 2013.

Allocation of the Allowance for Loan Losses

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$5,646	90.4%	$4,935	91.4%	$4,994	88.7%	$5,237	89.6%	$4,962	90.5%
Consumer and other loans	369	9.6	349	8.6	289	11.3	241	10.4	209	9.5
Total	$6,015	100.0%	$5,284	100.0%	$5,283	100.0%	$5,478	100.0%	$5,171	100.0%

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it was more likely than not” that the Company would not be able to realize the benefit of the deferred tax asset.  Management reassessed the continuing need for this valuation allowance and determined that as of December 31, 2012 and 2011, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the near term economic climate in which the Company operates.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At December 31, 2012 and 2011, the Company maintained a deferred tax liability of $1.7 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

See Note 17 “Income Taxes” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the Company’s income taxes and deferred tax assets at December 31, 2012 and 2011.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2012, total deposits were $416.7 million compared to $332.5 million at December 31, 2011, representing an increase of 25.3%, or $84.2 million.  This increase is primarily due to growth within our non-interest bearing deposits and money market deposits and savings of $73.2 million and $10.0 million, respectively, due to continued core deposit gathering efforts.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $371.4 million and $285.6 million at December 31, 2012 and 2011, respectively, representing an increase of $85.7 million, or 30.0%.

The following table reflects a summary of deposit categories by dollar and percentage at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$196,026	47.0%	$122,843	37.0%
Interest bearing checking	23,233	5.6%	20,739	6.2%
Money market deposits and savings	152,094	36.5%	142,061	42.7%
Certificates of deposit	45,328	10.9%	46,811	14.1%
Total	$416,681	100.0%	$332,454	100.0%

At December 31, 2012 and 2011, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.2% and 10.2%, respectively, of total deposits.  The Company was required to pledge $37.4 million of agency mortgage backed securities at December 31, 2012 and 2011 in connection with these certificates of deposit.  Each of these deposits outstanding at December 31, 2012 is scheduled to mature in the first quarter of 2013. The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 8 “Deposits.”

At December 31, 2012 and 2011, the Company had $5.2 million and $3.4 million, respectively, of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.3% and 1.0%, respectively, of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at December 31, 2012 and 2011, was $44.0 million and $44.9 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at December 31, 2012, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$36,982
Due after 3 months and within 6 months	3,810
Due after 6 months and within 12 months	2,967
Due after 12 months	228
Total	$43,987

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged for operating requirements, divided by total assets) was 37.1% at December 31, 2012 and 30.9% at December 31, 2011.

At December 31, 2012 and December 31, 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $105.1 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2012 and December 31, 2011.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2012 and 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2012 and 2011 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2012	2011
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At December 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals.  Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%.  This borrowing was repaid on January 2, 2013.  The Company did not incur any material interest expense charges in connection with this borrowing and there were no further borrowings under these facilities during the year ended December 31, 2012.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2011.  As of December 31, 2012 and 2011, the Company had pledged $6.2 million of corporate notes related to these lines of credit.

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

Capital Expenditures

As of December 31, 2012, the Company was not subject to any material commitments for capital expenditures.  For capital adequacy, see Part I, Item 1. Business — “Capital Standards.”

Capital Resources

At December 31, 2012, the Company had total stockholders’ equity of $49.2 million, which included $110,000 in common stock, $65.0 million in additional paid-in capital, $10.9 million in accumulated deficit, $2.4 million in accumulated other comprehensive income, and $7.5 million in treasury stock.  During the year ended December 31, 2012, the Company purchased 43,847 shares of its common stock under its stock repurchase program, at an average price per share of $3.78, effectively reducing total stockholders’ equity by $166,000 during the year.

See discussion of the Company’s stock repurchase program in Part II - Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — “Purchases of Equity Securities”, and Item 8. Financial Statements and Supplementary Data — Note 11 “Stock Repurchase Program.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	December 31, 2012	December 31, 2011
Commitments to extend credit	$74,230	$56,964
Commitments to extend credit to directors and officers (undisbursed amount)	$561	$367
Standby/commercial letters of credit	$1,900	$2,533
Guarantees on revolving credit card limits	$217	$219
Outstanding credit card balances	$67	$54

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of December 31, 2012 and 2011, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.26% and 0.35%, respectively, of the undisbursed commitments and letters of credit, respectively.

Management is not aware of any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity, capital expenditures or capital resources that is material to investors.

For further information on commitments and contingencies, see Part II, Item 8.  Financial Statements and Supplementary Data - Note 6 “Related Party Transactions” and Note 10 “Commitments and Contingencies.”

Item 7A.              Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.                 Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 42 and are incorporated herein by reference.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

The annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC applicable to nonaccelerated filers.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012. Such Information is incorporated herein by reference.

Item 11.            Executive Compensation

Information required by this item will be contained in our Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012. Such information is incorporated herein by reference.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012.

Such information is incorporated herein by reference.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012.  Such information is incorporated herein by reference.

Item 14.            Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012.  Such information is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Plan of Reorganization, dated December 18, 2007, by and between 1st Century Bancshares, Inc. and the 1st Century Bank, N.A.		8-K	333-148302	2.1	01/11/08

3.1	Certificate of Incorporation of 1st Century Bancshares, Inc.		8-K	333-148302	3.1	01/11/08

3.2	Bylaws of 1st Century Bancshares, Inc.		8-K	333-148302	3.2	01/11/08

4.1	Form of Common Stock certificate.		8-A	000-53050	4.1	01/30/08

10.1	Lease Amendment #1 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated June 9, 2006.		10-K	000-53050	10.3	03/17/08

10.2	Lease Amendment #2 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated October 9, 2007.		10-K	000-53050	10.4	03/17/08

10.3	Lease Amendment #3 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated December 4, 2012.		8-K	001-34226	10.1	12/06/12

10.4	Amended and Restated 2005 Equity Incentive Plan.		S-8	333-148303	4.3	12/21/07
10.5	Equity Incentive Plan Form of Stock Option Grant Agreement.		S-8	333-148303	4.4	12/21/07
10.6	Severance Agreement between J. Kevin Sampson and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.4	11/08/11

10.7	Form of Resale Restriction Agreement.		10-K	000-53050	10.8	03/17/08

10.8	Form of Restricted Stock Grant Agreement.		S-8	333-148303	4.5	12/21/07

10.9	Director and Employee Stock Option Plan.		S-8	333-148302	4.3	12/21/07

10.10	Director and Employee Stock Option Agreement.		S-8	333-148302	4.4	12/21/07

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.11	Founder Stock Option Plan.		10-K	000-53050	10.12	03/17/08

10.12	Founder Stock Option Agreement.		10-K	000-53050	10.13	03/17/08

10.13	Employment Agreement between Alan I. Rothenberg and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.1	11/08/11

10.14	Employment Agreement between Jason P. DiNapoli and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.2	11/08/11
10.15	Severance Agreement between Bradley S. Satenberg and 1st Century Bancshares, Inc. dated November 4, 2011		10-Q	001-34226	10.3	11/08/11
10.16	Severance Agreement between J. Kevin Sampson and 1st Century Bancshares, Inc. dated November 4, 2011.		10-Q	001-34226	10.3	11/08/11
14	Code of Ethics.		10-K	000-53050	14	03/17/08
21	Subsidiary of the Registrant.	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2013.

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

Signature	Title	Date

/s/ William W. Brien	Director	March 6, 2013
William W. Brien, M.D.

/s/ Dave Brooks.	Director	March 6, 2013
Dave Brooks

/s/ Joseph J. Digange.	Director	March 6, 2013
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director	March 6, 2013
Jason P. DiNapoli

/s/ Eric M. George.	Director	March 6, 2013
Eric George

/s/ Alan D. Levy.	Director	March 6, 2013
Alan D. Levy

/s/ Robert A. Moore.	Director	March 6, 2013
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 6, 2013
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer	March 6, 2013
Alan I. Rothenberg	(Principal Executive Officer)

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer	March 6, 2013
Bradley S. Satenberg	(Principal Financial and Accounting Officer)

/s/ Nadine I. Watt.	Director	March 6, 2013
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 6, 2013
Lewis N. Wolff

/s/ Stanley R. Zax.	Director	March 6, 2013
Stanley R. Zax

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$6,967	$9,785
Interest-earning deposits at other financial institutions	43,588	32,141
Total cash and cash equivalents	50,555	41,926
Investment securities — Available for Sale (“AFS”), at estimated fair value	181,225	129,906
Loans, net of allowance for loan losses of $6,015 and $5,284 at December 31, 2012 and 2011, respectively	260,656	227,721
Premises and equipment, net	1,020	1,095
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,778	2,962
Accrued interest and other assets	1,939	1,664
Total Assets	$499,173	$405,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$196,026	$122,843
Interest bearing deposits:
Interest bearing checking (“NOW”)	23,233	20,739
Money market deposits and savings	152,094	142,061
Certificates of deposit less than $100	1,341	1,956
Certificates of deposit of $100 or greater	43,987	44,855
Total deposits	416,681	332,454
Other borrowings	29,475	25,000
Accrued interest and other liabilities	3,844	2,769
Total Liabilities	450,000	360,223

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 20111, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,965,560 and 10,841,033 issued at December 31, 2012 and 2011, respectively	110	108
Additional paid-in capital	65,038	64,488
Accumulated deficit	(10,899)	(13,841)
Accumulated other comprehensive income	2,436	1,567
Treasury stock at cost — 1,828,432 and 1,769,248 shares at December 31, 2012 and 2011, respectively	(7,512)	(7,271)
Total Stockholders’ Equity	49,173	45,051
Total Liabilities and Stockholders’ Equity	$499,173	$405,274

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011
Interest and fee income on:
Loans	$11,378	$9,467
Investments	3,429	2,479
Other	232	261
Total interest and fee income	15,039	12,207

Interest expense on:
Deposits	665	831
Borrowings	301	95
Total interest expense	966	926
Net interest income	14,073	11,281

Provision for loan losses	—	275
Net interest income after provision for loan losses	14,073	11,006

Non-interest income	1,986	934

Non-interest expenses:
Compensation and benefits	6,944	5,766
Occupancy	1,288	1,053
Professional fees	698	610
Technology	691	641
Marketing	328	280
FDIC assessments	325	353
Loss on sale of other real estate owned (“OREO”)	21	329
Other operating expenses	2,711	1,812
Total non-interest expenses	13,006	10,844
Income before income taxes	3,053	1,096
Income tax provision	111	71
Net income	$2,942	$1,025

Other Comprehensive Income:
Net change in unrealized gains on AFS investments, net of tax	869	729
Comprehensive Income	$3,811	$1,754

Basic earnings per share	$0.35	$0.12
Diluted earnings per share	$0.33	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2012 and 2011
(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2010	10,672,676	$107	$64,069	$(14,866)	$838	(1,370,385)	$(5,810)	$44,338
Restricted stock issued	206,604	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	(38,247)	(1)	(74)	—	—	—	—	(75)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	495	—	—	—	—	495
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,681)	(62)	(62)
Common stock repurchased	—	—	—	—	—	(383,182)	(1,399)	(1,399)
Net income	—	—	—	1,025	—	—	—	1,025
Other Comprehensive Income	—	—	—	—	729	—	—	729
Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Restricted stock issued	164,152	3	(3)	—	—	—	—	—
Forfeiture of restricted stock	(39,625)	(1)	(69)	—	—	—	—	(70)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	622	—	—	—	—	622
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,337)	(75)	(75)
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	2,942	—	—	—	2,942
Other Comprehensive Income	—	—	—	—	869	—	—	869
Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,942	$1,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	459	371
Amortization of premiums on investment securities, net	1,597	489
Provision for loan losses	—	275
(Accretion) amortization of deferred loan fees and costs, net	(78)	74
Non-cash stock compensation, net of forfeitures	552	420
Loss on sale of OREO	21	329
Other, net	—	(2)
(Increase) decrease in accrued interest and other assets	(185)	44
Increase (decrease) in accrued interest and other liabilities	467	(1,777)
Net cash provided by operating activities	5,775	1,248
Cash flows from investing activities:
Activity in AFS investment securities:
Purchases	(90,778)	(92,294)
Maturities and principal reductions	39,339	21,473
Proceeds from sale of securities	—	140
Proceeds from sale of OREO	29	516
Increase in loans, net	(32,997)	(54,060)
Purchase of premises and equipment	(384)	(478)
(Purchase) redemption of FRB stock and FHLB stock	(816)	365
Net cash used in investing activities	(85,607)	(124,338)
Cash flows from financing activities:
Net increase in deposits	84,227	74,465
Proceeds from other borrowings	4,475	25,000
Repayment of other borrowings	—	(2,000)
Purchase of treasury stock	(166)	(1,399)
Shares surrendered to pay taxes on vesting of restricted stock	(75)	(62)
Net cash provided by financing activities	88,461	96,004
Increase (decrease) in cash and cash equivalents	8,629	(27,086)
Cash and cash equivalents, beginning of year	41,926	69,012
Cash and cash equivalents, end of year	$50,555	$41,926

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$936	$890
Income taxes	$151	$—

Supplemental disclosure of non-cash investing activity:
Transfer of commercial real estate to OREO	$140	$—

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

Certain items in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.  Reclassifications had no effect on prior year net income or shareholders’ equity.

The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

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

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold.  Net cash flows are reported for loan and deposit transactions, interest bearing deposits in other financial institutions and short-term borrowings.

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

Loss ratios for all portfolio segments are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio.  This migration analysis estimates loss factors based on the performance of each portfolio segment over a four and a half year time period.  These loss ratios are then adjusted, if determined necessary, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions.  Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses.  As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located.  For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors.  The allowance is based on estimates and actual losses may vary from the estimates.

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2012 and 2011 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At December 31, 2012 and 2011, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At December 31, 2012 and 2011, the Company maintained a deferred tax liability of $1.7 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At December 31, 2012 and 2011, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

See Note 17 “Income Taxes” for further discussion regarding the Company’s tax positions at December 31, 2012 and 2011.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  For the years ended December 31, 2012 and 2011, there were 1,179,373 stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact.  For the years ended December 31, 2012 and 2011, there were 164,152 and 205,436, respectively, of restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Years ended December 31,
(dollars in thousands)	2012	2011
Net income	$2,942	$1,025
Average number of common shares outstanding	8,520,420	8,772,331
Effect of dilution of restricted stock	265,144	160,462
Average number of common shares outstanding used to calculate diluted earnings per common share	8,785,564	8,932,793

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (“Topic 210”) – Disclosures about Offsetting Assets and Liabilities (“ASU 11-11”).  This ASU amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 11-11 is effective for annual and interim periods beginning on January 1, 2013.  The adoption of this ASU did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (“Topic 220”) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 13-02”).  This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU 13-02 is effective prospectively for annual and interim periods beginning after December 15, 2012.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(2)           Investment Securities

The following is a summary of the investments categorized as Available for Sale at December 31, 2012 and 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2012:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,136	$71	$—	$2,207
Corporate Notes	34,534	741	—	35,275
Residential Mortgage-Backed Securities	140,416	3,345	(18)	143,743
Total	$177,086	$4,157	$(18)	$181,225
At December 31, 2011:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,102	$37	$—	$2,139
Corporate Notes	6,280	43	(2)	6,321
Residential Mortgage-Backed Securities	118,170	2,624	(38)	120,756
Residential Collateralized Mortgage Obligations (“CMOs”)	692	—	(2)	690
Total	$127,244	$2,704	$(42)	$129,906

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2012 or 2011.  At December 31, 2012 and 2011, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at December 31, 2012 and 2011, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $47.7 million and $53.6 million, respectively.  Deposits from the State of California were $34.0 million at both December 31, 2012 and 2011.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at December 31, 2012.  Residential mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  The weighted average life of these securities was 2.92 years at December 31, 2012.

(dollars in thousands)
Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,207	0.13%	$—	—%	$—	—%	$2,207	0.13%
Corporate Notes	4,543	1.17	30,732	2.34	—	—	—	—	35,275	2.19
Residential Mortgage-Backed Securities	41	4.58	479	4.31	82,737	1.93	60,486	1.96	143,743	1.95
Total	$4,584	1.20%	$33,418	2.22%	$82,737	1.93%	$60,486	1.96%	$181,225	1.96%

A total of four and nine securities had unrealized losses at both December 31, 2012 and 2011, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2012:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(18)	$7,584	$—	$—
At December 31, 2011:
Investments-Available for Sale
Corporate Notes	$(2)	$2,157	$—	$—
Residential Mortgage-Backed Securities	(38)	11,188
Residential CMOs	(2)	690	—	—
Total	$(42)	$14,035	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at December 31, 2012 and 2011 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)           Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of December 31, 2012 and 2011, total loans outstanding totaled $266.7 million and $233.0 million, respectively.  The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 84.5% and 74.9% of all loans are secured by real estate at December 31, 2012 and 2011, respectively.

	December 31,
	2012		2011
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$58,769	22.0%	$70,945	30.4%
Commercial real estate	110,031	41.3%	70,269	30.2%
Residential	53,162	19.9%	54,944	23.6%
Land and construction	19,080	7.2%	16,670	7.2%
Consumer and other (2)	25,584	9.6%	20,140	8.6%
Loans, gross	266,626	100.0%	232,968	100.0%
Net deferred costs	45		37
Less — allowance for loan losses	(6,015)		(5,284)
Loans, net	$260,656		227,721)

(1)   Unsecured commercial loan balances were $10.0 million and $11.5 million at December 31, 2012 and 2011, respectively.
(2)  Unsecured consumer and other loan balances were $901,000 and $2.8 million at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of December 31, 2012 and 2011, respectively:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
For the Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(305)	485	(75)	(100)	(5)	—
Charge-offs	(26)	(400)	—	(5)	—	(431)
Recoveries	24	1,113	—	—	25	1,162
Ending balance	$2,277	$2,450	$508	$411	$369	$6,015
As of December 31, 2012:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,777	2,450	508	411	369	5,515
Total	$2,277	$2,450	$508	$411	$369	$6,015
Loans:
Ending balance: individually evaluated for impairment	$1,799	$—	$—	$—	$345	$2,144
Ending balance: collectively evaluated for impairment	56,970	110,031	53,162	19,080	25,239	264,482
Total	$58,769	$110,031	$53,162	$19,080	$25,584	$266,626
For the Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(724)	894	370	(209)	(56)	275
Charge-offs	(223)	(530)	—	(270)	—	(1,023)
Recoveries	719	—	—	—	30	749
Ending balance	$2,584	$1,252	$583	$516	$349	$5,284

As of December 31, 2011:
Ending balance: individually evaluated for impairment	$700	$—	$—	$—	$—	$700
Ending balance: collectively evaluated for impairment	1,884	1,252	583	516	349	4,584
Total	$2,584	$1,252	$583	$516	$349	$5,284

Loans:
Ending balance: individually evaluated for impairment	$2,175	$3,756	$—	$1,330	$345	$7,606
Ending balance: collectively evaluated for impairment	68,770	66,513	54,944	15,340	19,795	225,362
Total	$70,945	$70,269	$54,944	$16,670	$20,140	$232,968

There were no loans acquired with deteriorated credit quality as of December 31, 2012 and 2011.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the Consolidated Statements of Operations and Comprehensive Income.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables.  As of December 31, 2012 and 2011, the allowance for unfunded lending commitments was $203,000 and is primarily related to $74.2 million and $57.0 million in commitments to extend credit to customers and $1.9 million and $2.5 million in standby/commercial letters of credit at December 31, 2012 and 2011, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of December 31, 2012 and 2011. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  Total additions to non-performing loans during the years ended December 31, 2012 and 2011 were none and $2.5 million, respectively.  Non-performing loans represented 0.7% and 3.3% of total loans at December 31, 2012 and 2011, respectively.  At December 31, 2012, there was one accruing residential loan totaling $2.3 million that was past due 90 days or more.  This loan continued to accrue interest because it was well secured and in the process of collection.  There were no accruing loans past due 90 days or more at December 31, 2011.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of December 31, 2012:
Commercial	$599	$577	$812	$1,988	$56,781	$58,769
Commercial real estate	4,828	—	2,300	7,128	102,903	110,031
Residential	—	—	—	—	53,162	53,162
Land and construction	—	—	—	—	19,080	19,080
Consumer and other	—	—	345	345	25,239	25,584
Totals	$5,427	$577	$3,457	$9,461	$257,165	$266,626

As of December 31, 2011:
Commercial	$364	$4	$683	$1,051	$69,894	$70,945
Commercial real estate	—	—	540	540	69,729	70,269
Residential	—	—	—	—	54,944	54,944
Land and construction	—	—	—	—	16,670	16,670
Consumer and other	50	—	345	395	19,745	20,140
Totals	$414	$4	$1,568	$1,986	$230,982	$232,968

The following table sets forth non-accrual loans and other real estate owned at December 31, 2012 and 2011:

	December 31,
(dollars in thousands)	2012	2011
Non-accrual loans:
Commercial	$1,509	$2,175
Commercial real estate	—	3,756
Land and construction	—	1,330
Consumer and other	345	345
Total non-accrual loans	1,854	7,606
OREO	90	—
Total non-performing assets	$1,944	$7,606

Non-performing assets to gross loans and OREO	0.73%	3.26%
Non-performing assets to total assets	0.39%	1.88%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at December 31, 2012 and 2011.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

The Company’s internally assigned grades are as follows:

Pass – Strong credit with no existing or known potential weaknesses deserving of management’s close attention.
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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of December 31, 2012:
Grade:
Pass	$49,717	$109,397	$53,162	$19,080	$25,190
Special Mention	6,609	—	—	—	—
Substandard	2,443	634	—	—	394
Total	$58,769	$110,031	$53,162	$19,080	$25,584

As of December 31, 2011:
Grade:
Pass	$64,838	$65,837	$54,944	$12,933	$19,745
Special Mention	1,245	—	—	2,407	—
Substandard	4,862	4,432	—	1,330	395
Total	$70,945	$70,269	$54,944	$16,670	$20,140

There were no loans assigned to the Doubtful or Loss grade as of December 31, 2012 and 2011.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the year ended December 31, 2012:
With no related allowance recorded:
Commercial	$988	$1,303	$—	$1,098
Commercial real estate	—	—	—	3,113
Residential	—	—	—	—
Land and construction	—	—	—	1,155
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$811	$1,990	$500	$1,084
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$1,799	$3,293	$500	$2,182
Commercial real estate	$—	$—	$—	$3,113
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$1,155
Consumer and other	$345	$345	$—	$345

As of and for the year ended December 31, 2011:
With no related allowance recorded:
Commercial	$1,029	$1,291	$—	$699
Commercial real estate	3,756	7,950	—	3,892
Residential	—	—	—	—
Land and construction	1,330	1,600	—	111
Consumer and other	345	345	—	173
With an allowance recorded:
Commercial	$1,146	$2,225	$700	$1,288
Commercial real estate	—	—	—	478
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	172
Totals:
Commercial	$2,175	$3,516	$700	$1,987
Commercial real estate	$3,756	$7,950	$—	$4,370
Residential	$—	$—	$—	$—
Land and construction	$1,330	$1,600	$—	$111
Consumer and other	$345	$345	$—	$345

During the years ended December 31, 2012 and 2011, the average balance of impaired loans was $6.8 million and $6.8 million, respectively.  As of December 31, 2012 and 2011, there was $1.9 million and $7.6 million, respectively, of impaired loans on non-accrual status.  During the year ended December 31, 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $12,000.  During the year ended December 31, 2011, there was no interest income recognized on impaired these loans subsequent to their classification as impaired.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the years ended December 31, 2012 and 2011 are set forth in the following table.

	For the Years Ended December 31,
	2012			2011
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	3	$988	$988	1	$1,146	$1,146

The modifications in connection with the troubled debt restructurings during the years ended December 31, 2012 and 2011 were primarily related to extending the amortization period of these loans.  The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2012 are presented in the following table. There were no derivative contracts outstanding during the year ended December 31, 2011.  The Company obtains dealer quotations to value its interest rate derivative contracts.

	December 31, 2012
(in thousands)	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,800	$107
Commercial loan interest rate swaps	$(2,800)	$(107)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2012 were as follows:
	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.41%	4.85%
Non-hedging interest rate swaps	4.85%	3.41%

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

(in thousands)	Year Ended December 31, 2012
Non-hedging interest rate derivatives:
Other non-interest income	$151
Other non-interest expense	$107

(5)           Comprehensive Income

Comprehensive income, which includes net income, the net change in unrealized gains on investment securities available for sale and the reclassification of net gains included in earnings, is presented below:

	For the Years Ended December 31,
(in thousands)	2012	2011
Net income	$2,942	$1,025
Other comprehensive income:
Increase in net unrealized gains on investment securities available for sale, net of tax expense of $608 and $509, respectively	869	730
Reclassification for net gains included in earnings, net of tax expense of none and $1, respectively	—	(1)
Comprehensive income	$3,811	$1,754

(6)           Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors, as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company.  Gross loan commitments for officers and directors of the Company at December 31, 2012 and 2011 were $1.4 million and $1.4 million, respectively. The outstanding balances for these loans were $792,000 and $987,000 at December 31, 2012 and 2011, respectively.

The following is a summary of related party loan activities for the years ended December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Beginning balance	$987	$1,893
Credits granted	23	—
Repayments	(218)	(906)
Ending balance	$792	$987

Deposits by officers and directors of the Company at December 31, 2012 and 2011 totaled approximately $10.8 million and $9.8 million, respectively.

(7)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2012 and 2011 are comprised of the following:

	December31,
(in thousands)	2012	2011
Leasehold improvements	$973	$973
Furniture & equipment	2,191	1,907
Software	661	561
Total	3,825	3,441
Accumulated depreciation	(2,805)	(2,346)
Premises and equipment, net	$1,020	$1,095

Depreciation and amortization included in occupancy expense for the years ended December 31, 2012 and 2011 amounted to $459,000 and $371,000, respectively.

(8)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$196,026	47.0%	$122,843	37.0%
Interest bearing demand deposits	23,233	5.6%	20,739	6.2%
Money market deposits and savings	152,094	36.5%	142,061	42.7%
Certificates of deposit	45,328	10.9%	46,811	14.1%
Total	$416,681	100.0%	$332,454	100.0%

At December 31, 2012, the Company had three certificates of deposits with the State of California Treasurer’s Office for a total of $34.0 million that represented 8.2% of total deposits. Each of these deposits are scheduled to mature in the first quarter of 2013. The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  At December 31, 2011, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 10.2% of total deposits.  The Company was required to pledge $37.4 million of agency mortgage-backed securities at December 31, 2012 and 2011 in connection with these certificates of deposit.

At December 31, 2012, the Company had $5.2 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.3% of total deposits.  At December 31, 2011, the Company had $3.4 million of CDARS reciprocal deposits, which represented 1.0% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at December 31, 2012 and 2011 was $44.0 million and $44.9 million, respectively.  At December 31, 2012, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $40.8 million maturing in six months or less, $3.0 million maturing in six months to one year and $228,000 maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at December 31, 2012.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$38,484	$3,255	$371
1.00% to 1.99%	3,158	20	40
Total	$41,642	$3,275	$411

(9)            Other Borrowings

At December 31, 2012 and 2011, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $105.1 million and $53.7 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2012 and 2011.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2012 and 2011.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2012 and 2011 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2012	2011
May 23, 2013	0.63%	2,500	2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At December 31, 2012 and 2011, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed.  At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%.  This borrowing was repaid on January 2, 2013.  The Company did not incur any material interest expense charges in connection with this borrowing and there were no further borrowings under these facilities during the year ended December 31, 2012.  The Company did not have any borrowings outstanding under these lines of credit at December 31, 2011.  As of December 31, 2012 and 2011, the Company had pledged $6.2 million of corporate notes related to these lines of credit.

(10)         Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $74.2 million and $57.0 million in commitments to extend credit to customers and $1.9 million and $2.5 million in standby/commercial letters of credit at December 31, 2012 and 2011, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $67,000 and $54,000 as of December 31, 2012 and 2011, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in November 2013 and June 2024, respectively.  Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $562,000 and $542,000 for the years ended December 31, 2012 and 2011, respectively.  Sublease income earned during the years ended December 31, 2012 and 2011 were $109,000 and $106,000, respectively.

The projected minimum rental payments under the term of the leases at December 31, 2012 are as follows (in thousands):

Years ending December 31,
2013	$706
2014	644
2015	655
2016	675
2017	696
Thereafter	5,057
Total	$8,433

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2012 and 2011, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands):

Years ending December 31,
2013	$520
2014	298
2015	138
2016	48
2017	9
Total	$1,013

(11)        Stock Repurchase Program

In August 2010, the Company’s Board of Directors (the “Board”) authorized the purchase of up to $2.0 million of the Company’s common stock, which was announced by press release and Current Report on Form 8-K on August 16, 2010.  Under this stock repurchase program, the Company has been acquiring its common stock in the open market from time to time beginning in August 2010.  The shares repurchased by the Company under this stock repurchase program are held as treasury stock.  As of December 31, 2012, the Company had repurchased 534,171 shares in the open market at a cost ranging from $3.35 to $4.02 per share in connection with this program.  During the year ended December 31, 2012, the Company repurchased 43,847 shares in the open market at a cost ranging from $3.52 to $3.99 per share in connection with this program.  This stock repurchase program may be modified, suspended or terminated by the Board at any time without notice.

(12)         Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,207	$2,207	$—	$—
Corporate Notes	35,275	—	35,275	—
Residential Mortgage-Backed Securities	143,743	—	143,743	—
Derivative Assets – Interest Rate Swaps	107	—	107	—
Derivative Liabilities – Interest Rate Swaps	107	—	107	—
At December 31, 2011:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,139	$2,139	$—	$—
Corporate Notes	6,321	—	6,321	—
Residential Mortgage-Backed Securities	120,756	—	120,756	—
Residential CMOs	690	—	690	—

AFS securities — As of December 31, 2012 and 2011, the Level 2 fair value of the Company’s residential mortgage-backed securities was $143.7 million and $120.8 million, respectively.  These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At December 31, 2012 and 2011, the weighted average rate and weighed average life of these securities were 1.95% and 2.60%, respectively, and 2.92 years and 3.57 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  There were no transfers into or out of Level 1 and 2 measurements during the years ended December 31, 2012 and 2011.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012:
Impaired loans
Commercial	$889	$—	$—	$889
OREO
Land and construction	90	—	—	90
Total	$979	$—	$—	$979
At December 31, 2011:
Impaired loans
Commercial	$1,127	$—	$—	$1,127
Commercial real estate	3,756	—	—	3,756
Land and construction	1,330	—	—	1,330
Total	$6,213	$—	$—	$6,213

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company recorded net recoveries of $731,000 on impaired loans during the year ended December 31, 2012, compared to net charge-offs of $274,000 during the year ended December 31, 2011.

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

(13)         Estimated Fair Value Information

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

The estimated fair value and carrying amounts of the financial instruments at December 31, 2012 and  2011 are as follows:

		Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Assets
Cash and cash equivalents	$50,555	$50,555	$—	$—	$50,555
Investment securities	181,225	2,207	179,018	—	181,225
FRB stock	1,363	—	—	—	N/A
FHLB stock	2,415	—	—	—	N/A
Loans, net	260,656	—	—	260,482	260,482
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest receivable	1,322	1,322	—	—	1,322
Liabilities
Non-interest bearing deposits	$196,026	$196,026	$—	$—	$196,026
Interest bearing deposits	220,655	175,327	45,328	—	220,655
Other borrowings	29,475	—	29,885	—	29,885
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest payable	157	157	—	—	157

(dollars in thousands)	Carrying Amount	Estimated Fair Value
As of December 31, 2011
Assets
Cash and cash equivalents	$41,926	$41,926
Investment securities	129,906	129,906
FRB stock	1,265	N/A
FHLB stock	1,697	N/A
Loans, net	227,721	228,044
Accrued interest receivable	996	996
LiabilitiesF
Non-interest bearing deposits	$122,843	$122,843
Interest bearing deposits	209,611	209,612
Other borrowings	25,000	25,020
Accrued interest payable	127	127

(14)         Non-Interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2012 and 2011, respectively:
	Years ended December 31,
(in thousands)	2012	2011
Loan arrangement fees	$1,461	$676
Service charges and other operating income	374	258
Interest rate swap income	151	—
Total non-interest income	$1,986	$934

(15)         Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2012, and 2011, respectively:

	Years ended December 31,
(in thousands)	2012	2011
Loan expenses	$1,012	$437
Board of Directors fees/non-cash stock expenses	261	224
OCC assessments	120	98
Branch/customer expense	451	393
Interest rate swap expense	107	—
Stationery and supplies	74	64
Insurance	76	86
Dues, memberships and subscriptions	129	82
Stockholders expense	74	58
Telephone	76	69
Delaware Franchise Tax	64	105
Other expenses	267	196
Total other operating expenses	$2,711	$1,812

(16)         Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  On May 15, 2012, the Company granted 145,000 restricted stock awards to employees with various vesting periods as follows:  50% or 72,500 awards that vest in three years, 25% or 36,250 awards that vest in four years, and 25% or 36,250 awards that vest in five years.  On November 15, 2012, the Company granted 19,152 restricted stock awards to directors that vest over one year.

Non-cash stock compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated and actual forfeitures, was $552,000 and $420,000 for the years ended December 31, 2012 and 2011, respectively.  The fair value of restricted stock awards that vested during the years ended December 31, 2012 and 2011 was  $414,000 and $319,000, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the years ended December 31, 2012 and 2011, respectively.
	Years Ended December 31,
	2012		2011
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	536,733	$4.03	449,768	$4.40
Granted	164,152	4.83	206,604	3.71
Vested	(97,744)	4.23	(81,392)	5.16
Forfeited and surrendered	(39,625)	4.05	(38,247)	4.25
Ending balance	563,516	$4.23	536,733	$4.03

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the years ended December 31, 2012 or 2011.  The remaining contractual life of the 2004 Founder Stock Options outstanding was 1.15 and 2.15 years at December 31, 2012 and 2011, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at December 31, 2012 and 2011.  At December 31, 2012 and 2011, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the years ended December 31, 2012 or 2011.  The remaining contractual life of the Director and Employee Stock Options outstanding was 1.64 and 2.64 years at December 31, 2012 and 2011, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2012 and 2011.  At December 31, 2012 and 2011, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of December 31, 2012:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	497,507	563,516	138,977

(17)         Income Taxes

The income tax provision consists of the following for the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011
Current:
Federal	$84	$3
State	27	68
Deferred:
Federal	1,169	312
State	212	79
	1,492	462
Valuation allowance	(1,381)	(391)
Income tax provision	$111	$71

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2012 and 2011 to the loss before income tax provision and the effective tax rate are as follows:

	2012		2011
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision at statutory rate	$1,038	34%	$373	34%
Changes due to:
State franchise tax, net of federal income tax	218	7%	78	7%
Effect of meals and entertainment	47	2%	42	4%
Alternative minimum tax	111	4%	9	1%
Valuation allowance	(1,381)	(45)%	(391)	(35)%
Other, net	78	2%	(40)	(4)%
Total income tax provision	$111	4%	$71	7%

The major components of the net deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Deferred tax assets:
Net operating losses	$1,883	$3,502
Allowance for loan losses	1,254	1,477
Equity compensation	562	603
Depreciation	180	—
Alternative minimum tax credits	122	9
Other	425	236
Valuation allowance	(4,308)	(5,689)
Total deferred tax assets	118	138

Deferred tax liabilities:
Prepaid expenses	61	81
Federal Home Loan Bank stock dividends	57	57
Net unrealized gains on investment securities	1,704	1,095
Total deferred tax liabilities	1,822	1,233
Net deferred tax liabilities	$(1,704)	$(1,095)

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it was “more likely than not” that the Company will not be able to realize the benefit of the deferred tax asset.  During the years ended December 31, 2012 and 2011, management reassessed the continuing need for this valuation allowance and determined that as of December 31, 2012 and 2011, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the near term economic climate in which the Company operates.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At December 31, 2012 and 2011, the Company maintained a deferred tax liability of $1.7 million and $1.1 million, respectively, in connection with net unrealized gains on investment securities, and is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

As of December 31, 2012, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $4.1 million and $6.8 million, respectively.  As of December 31, 2011, the Company had federal and state NOL carryforwards of approximately $8.1 million and $10.6 million, respectively.  For federal and California tax purposes, the Company’s NOL carryforwards expire beginning in 2029.

No uncertain tax positions were identified as of December 31, 2012 and 2011, and the Company had no tax reserve for uncertain tax positions at December 31, 2012 and 2011.  The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months.  Furthermore, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  At December 31, 2012 and 2011, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

The Company files income tax returns in the U.S. federal and California jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009 and 2008, respectively.

(18)         Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salaries on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participants. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of the employees for the years ended December 31, 2012 and 2011 was $151,000 and $131,000, respectively.

(19)         Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2012 and 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2012 and 2011 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	$19,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

December 31, 2011:
Total Risk-Based Capital Ratio	$46,777	17.91%	$45,258	17.32%	$20,899	8.00%	$26,123	10.00%
Tier 1 Risk-Based Capital Ratio	$43,484	16.64%	$41,965	16.06%	$10,450	4.00%	$15,674	6.00%
Tier 1 Leverage Ratio	$43,484	10.92%	$41,965	10.54%	$15,935	4.00%	$19,914	5.00%

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

(20)         Parent Company Only Condensed Financial Information

The condensed financial statements of 1st Century Bancshares, Inc. as of and for the years ended December 31, 2012 and 2011 are presented below:
Condensed Balance Sheets
(in thousands)	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$1,206	$1,577
Investment in subsidiary bank	47,985	43,532
Total Assets	$49,191	$45,109

Liabilities and Stockholders’ Equity
Other liabilities	$18	$58

Common stock	110	108
Additional paid-in capital	65,038	64,488
Accumulated deficit	(10,899)	(13,841)
Accumulated other comprehensive income	2,436	1,567
Treasury stock at cost	(7,512)	(7,271)
Total Stockholders’ Equity	49,173	45,051
Total Liabilities and Stockholders’ Equity	$49,191	$45,109

Condensed Statements of Operations and Comprehensive Income

	Years ended December 31,
(in thousands)	2012	2011
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Compensation and benefits	(32)	(59)
Other operating expenses	(58)	(201)
Loss before taxes	(90)	(260)
Income tax provision	—	—
Loss before equity in undistributed income of subsidiary bank	(90)	(260)
Equity in undistributed income of subsidiary bank	3,032	1,285
Net income	$2,942	$1,025
Comprehensive income	$3,811	$1,754

Condensed Statements of Cash Flows

	Years ended December 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,942	$1,025
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiary bank	(3,032)	(1,285)
Decrease in other liabilities	(40)	(48)
Net cash used in operating activities	(130)	(308)
Cash flows from financing activities:
Purchase of treasury stock	(166)	(1,399)
Shares surrendered to pay taxes on vesting of restricted stock	(75)	(62)
Net cash used in financing activities	(241)	(1,461)
Net change in cash and cash equivalents	(371)	(1,769)
Cash and cash equivalents, beginning of year	1,577	3,346
Cash and cash equivalents, end of year	$1,206	$1,577

(21)         Subsequent Events

On February 19, 2013, the Company notified the student loan provider that it partners with in connection with its college loan funding program that the Company is terminating its participation in this program.  Consistent with its agreement, the Company’s involvement in the program will terminate 60 days from the date of this notification.  During the year ended December 31, 2012, net earnings related to this program was approximately $550,000, consisting of non-interest income and non-interest expense of $1.5 million and $911,000, respectively.

On February 20, 2013, the Bank received a pay-off on a commercial loan that was classified at December 31, 2012 as a substandard non-accrual loan.  The outstanding principal balance at December 31, 2012 was $810,000.  In addition to the pay-off of the outstanding principal balance, this pay-off resulted in a $1.0 million recovery, as well as the recognition of approximately $220,000 of interest income that had been deferred following the commercial loan’s classification as a non-accrual loan in December 2010.  At December 31, 2012 and 2011, this loan had a specific allowance for loan losses allocated to it of $500,000 and $700,000, respectively.  The pay-off, corresponding recovery and previously deferred interest income were all recognized at the time of pay-off during the quarter ending March 31, 2013.  In the ordinary course of business, management will assess the adequacy of the allowance for loan losses taking into consideration, among many other factors, the foregoing event.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of 1st Century Bancshares, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of 1st Century Bancshares, Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 6, 2013