Form 10-Q
period 2013-03-31
1st Century Bancshares, Inc.
filed 2013-05-08
CIK 1420525

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

9,271,523 shares of common stock of the registrant were outstanding as of May 3, 2013.

1st Century Bancshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2013

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$8,422	$6,967
Interest earning deposits at other financial institutions	19,086	43,588
Total cash and cash equivalents	27,508	50,555
Investment securities — Available for Sale (“AFS”), at estimated fair value	168,034	181,225
Loans, net of allowance for loan losses of $6,619 and $6,015 at March 31, 2013 and December 31, 2012, respectively	291,144	260,656
Premises and equipment, net	917	1,020
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	3,778	3,778
Accrued interest and other assets	2,034	1,939
Total Assets	$493,415	$499,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$195,540	$196,026
Interest bearing deposits:
Interest bearing checking (“NOW”)	22,930	23,233
Money market deposits and savings	151,196	152,094
Certificates of deposit less than $100	1,227	1,341
Certificates of deposit of $100 or greater	43,636	43,987
Total deposits	414,529	416,681
Other borrowings	25,000	29,475
Accrued interest and other liabilities	3,246	3,844
Total Liabilities	442,775	450,000

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 10,961,560 and 10,965,560 issued at March 31, 2013 and December 31, 2012, respectively	110	110
Additional paid-in capital	65,226	65,038
Accumulated deficit	(9,457)	(10,899)
Accumulated other comprehensive income	2,273	2,436
Treasury stock at cost — 1,828,537 and 1,828,432 shares at March 31, 2013 and December 31, 2012, respectively	(7,512)	(7,512)
Total Stockholders’ Equity	50,640	49,173
Total Liabilities and Stockholders’ Equity	$493,415	$499,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest and fee income on:
Loans	$3,258	$2,734
Investments	779	754
Other	51	53
Total interest and fee income	4,088	3,541

Interest expense on:
Deposits	130	168
Borrowings	74	74
Total interest expense	204	242
Net interest income	3,884	3,299

Provision for (reduction of) loan losses	(500)	—
Net interest income after provision for (reduction of) loan losses	4,384	3,299

Non-interest income	359	347

Non-interest expenses:
Compensation and benefits	1,982	1,707
Occupancy	357	298
Professional fees	125	189
Technology	179	150
Marketing	63	53
FDIC assessments	88	71
Other operating expenses	469	570
Total non-interest expenses	3,263	3,038
Income before income taxes	1,480	608
Income tax provision	38	16
Net income	1,442	592

Other Comprehensive Income:
Net change in unrealized (losses) gains on AFS investments, net of tax	(163)	93
Comprehensive Income	$1,279	$685

Basic earnings per share	$0.17	$0.07
Diluted earnings per share	$0.16	$0.07

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	136	—	—	—	—	136
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	592	—	—	—	592
Other comprehensive income	—	—	—	—	93	—	—	93
Balance at March 31, 2012	10,841,033	$108	$64,624	$(13,249)	$1,660	(1,813,095)	$(7,437)	$45,706

Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Forfeiture of restricted stock	(4,000)	—	(11)	—	—	—	—	(11)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	199	—	—	—	—	199
Common stock repurchased	—	—	—	—	—	(105)	—	—
Net income	—	—	—	1,442	—	—	—	1,442
Other comprehensive income	—	—	—	—	(163)	—	—	(163)
Balance at March 31, 2013	10,961,560	$110	$65,226	$(9,457)	$2,273	(1,828,537)	$(7,512)	$50,640

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,442	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	130	107
Amortization of premiums on investment securities, net	514	299
Provision for (reduction of) loan losses	(500)	—
Amortization (accretion) of deferred loan fees, net of costs	12	(10)
Non-cash stock compensation, net of forfeitures	188	136
(Increase) decrease in accrued interest and other assets	(95)	78
Decrease in accrued interest and other liabilities	(485)	(336)
Net cash provided by operating activities	1,206	866
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	—	(8,303)
Maturities and principal reductions	12,401	8,018
(Increase) decrease in loans, net	(30,000)	3,009
Purchase of premises and equipment	(27)	(13)
Redemption of FRB stock and FHLB stock	—	81
Net cash (used in) provided by investing activities	(17,626)	2,792
Cash flows from financing activities:
Net (decrease) increase in deposits	(2,152)	27,739
Repayment of other borrowings	(4,475)	—
Purchase of treasury stock	—	(166)
Net cash (used in) provided by financing activities	(6,627)	27,573
(Decrease) increase in cash and cash equivalents	(23,047)	31,231
Cash and cash equivalents, beginning of period	50,555	41,926
Cash and cash equivalents, end of period	$27,508	$73,157

Supplemental cash flow information:
Cash paid during the period for:
Interest	$182	$233
Income taxes	$52	$70

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”).  The unaudited consolidated financial statements include the accounts of Bancshares and the Bank.  All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2013.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of March 31, 2013 and December 31, 2012 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

Other Real Estate Owned

OREO represents real estate acquired through or in lieu of foreclosure.  OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition.  OREO is included in accrued interest and other assets within the Consolidated Balance Sheets and the net operating results, if any, from OREO are recognized as non-interest expense within the unaudited Consolidated Statements of Operations and Comprehensive Income.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability.  At March 31, 2013 and December 31, 2012, management reassessed the need for this valuation allowance and concluded that a full valuation allowance remained appropriate.  Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the anticipated near term economic climate in which the Company will operate.  Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized. At March 31, 2013 and December 31, 2012, the Company maintained a deferred tax liability of $1.6 million and $1.7 million, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets.  The Company did not utilize this deferred tax liability to reduce its tax valuation allowance due to the fact that management does not currently intend to dispose of these investments and realize the associated gains.

At March 31, 2013 and December 31, 2012, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method.  For the three months ended March 31, 2013 and 2012, there were 370,073 and 1,179,373, respectively stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact.  For the three months ended March 31, 2013 and 2012, there were no restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Net income	$1,442	$592
Average number of common shares outstanding	8,573,508	8,505,031
Effect of dilution of restricted stock	328,659	216,273
Effect of dilution of stock options	18,774	—
Average number of common shares outstanding used to calculate diluted earnings per common share	8,920,941	8,721,304

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

(2)          Investments

The following is a summary of the investments categorized as Available for Sale at March 31, 2013 and December 31, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2013:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,123	$93	$—	$2,216
Corporate Notes	33,983	763	—	34,746
Residential Mortgage-Backed Securities	128,065	3,028	(21)	131,072
Total	$164,171	$3,884	$(21)	$168,034
At December 31, 2012:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,136	$71	$—	$2,207
Corporate Notes	34,534	741	—	35,275
Residential Mortgage-Backed Securities	140,416	3,345	(18)	143,743
Total	$177,086	$4,157	$(18)	$181,225

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2013 or December 31, 2012.  At March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at March 31, 2013 and December 31, 2012, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $43.2 million and $47.7 million, respectively.  Deposits from the State of California were $34.0 million at both March 31, 2013 and December 31, 2012.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at March 31, 2013.  Residential mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  The weighted average life of these securities was 2.64 years at March 31, 2013.

(dollars in thousands)
Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,216	0.13%	$—	—%	$—	—%	$2,216	0.13%
Corporate Notes	14,149	2.41	20,597	2.06	—	—	—	—	34,746	2.21
Residential Mortgage-Backed Securities	23	4.58	888	4.67	75,449	1.83	54,712	1.86	131,072	1.86
Total	$14,172	2.42%	$23,701	1.98%	$75,449	1.83%	$54,712	1.86%	$168,034	1.95%

A total of six and four securities had unrealized losses at March 31, 2013 and December 31, 2012, respectively.  Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:
	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2013:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(21)	$10,846	$—	$—

At December 31, 2012:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(18)	$7,584	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at March 31, 2013 and December 31, 2012 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)           Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of March 31, 2013 and December 31, 2012, total loans outstanding totaled $297.8 million and $266.7 million, respectively.  The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 88.1% and 84.5% of all loans are secured by real estate at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$59,772	20.1%	$58,769	22.0%
Commercial real estate	125,939	42.3%	110,031	41.3%
Residential	62,192	20.9%	53,162	19.9%
Land and construction	29,209	9.8%	19,080	7.2%
Consumer and other (2)	20,700	6.9%	25,584	9.6%
Loans, gross	297,812	100.0%	266,626	100.0%
Net (unearned fee income) deferred costs	(49)		45
Less — allowance for loan losses	(6,619)		(6,015)
Loans, net	$291,144		$260,656

(1)	Unsecured commercial loan balances were $9.7 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively.
(2)	Unsecured consumer and other loan balances were $1.8 million and $901,000 at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2013 and 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,700)	750	190	330	(70)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,054	—	—	—	50	1,104
Ending balance	$1,631	$3,200	$698	$741	$349	$6,619
As of March 31, 2013:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	1,631	3,200	698	741	349	6,619
Total	$1,631	$3,200	$698	$741	$349	$6,619
Loans:
Ending balance: individually evaluated for impairment	$843	$—	$—	$—	$345	$1,188
Ending balance: collectively evaluated for impairment	58,929	125,939	62,192	29,209	20,355	296,624
Total	$59,772	$125,939	$62,192	$29,209	$20,700	$297,812

Three Months Ended March 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(300)	350	(35)	—	(15)	—
Charge-offs	(3)	—	—	(5)	—	(8)
Recoveries	9	3	—	—	—	12
Ending balance	$2,290	$1,605	$548	$511	$334	$5,288
As of March 31, 2012:
Ending balance: individually evaluated for impairment	$700	$—	$—	$—	$—	$700
Ending balance: collectively evaluated for impairment	1,590	1,605	548	511	334	4,588
Total	$2,290	$1,605	$548	$511	$334	$5,288
Loans:
Ending balance: individually evaluated for impairment	$2,229	$3,724	$—	$1,325	$345	$7,623
Ending balance: collectively evaluated for impairment	62,503	68,812	52,796	18,402	19,787	222,300
Total	$64,732	$72,536	$52,796	$19,727	$20,132	$229,923

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,777	2,450	508	411	369	5,515
Total	$2,277	$2,450	$508	$411	$369	$6,015

Loans:
Ending balance: individually evaluated for impairment	$1,799	$—	$—	$—	$345	$2,144
Ending balance: collectively evaluated for impairment	56,970	110,031	53,162	19,080	25,239	264,482
Total	$58,769	$110,031	$53,162	$19,080	$25,584	$266,626

There were no loans acquired with deteriorated credit quality as of March 31, 2013 and December 31, 2012.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments.  Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.  Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income.  The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables.  As of March 31, 2013 and December 31, 2012, the allowance for unfunded lending commitments was $203,000 and is primarily related to $79.2 million and $74.2 million in commitments to extend credit to customers and $2.1 million and $1.9 million in standby/commercial letters of credit at March 31, 2013 and December 31, 2012, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of March 31, 2013 and December 31, 2012.  Payment activity is reviewed by management on a monthly basis to determine the performance of each loan.  Loans are considered to be non-performing when a loan is greater than 90 days delinquent.  Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection.  There were no additions to non-performing loans during the three months ended March 31, 2013 and 2012.  Non-performing loans represented 0.3% and 0.7% of total loans at March 31, 2013 and December 31, 2012, respectively.  There were no accruing loans past due 90 days or more at March 31, 2013.  At December 31, 2012, there was one accruing residential loan totaling $2.3 million that was past due 90 days or more. This loan continued to accrue interest because it was well secured and in the process of collection.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of March 31, 2013:
Commercial	$198	$—	$572	$770	$59,002	$59,772
Commercial real estate	—	—	—	—	125,939	125,939
Residential	—	—	—	—	62,192	62,192
Land and construction	—	—	—	—	29,209	29,209
Consumer and other	—	50	345	395	20,305	20,700
Totals	$198	$50	$917	$1,165	$296,647	$297,812

As of December 31, 2012:
Commercial	$599	$577	$812	$1,988	$56,781	$58,769
Commercial real estate	4,828	—	2,300	7,128	102,903	110,031
Residential	—	—	—	—	53,162	53,162
Land and construction	—	—	—	—	19,080	19,080
Consumer and other	—	—	345	345	25,239	25,584
Totals	$5,427	$577	$3,457	$9,461	$257,165	$266,626

The following table sets forth non-accrual loans and other real estate owned at March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans:
Commercial	$572	$1,509
Consumer and other	345	345
Total non-accrual loans	917	1,854
OREO	90	90
Total non-performing assets	$1,007	$1,944

Non-performing assets to gross loans and OREO	0.34%	0.73%
Non-performing assets to total assets	0.20%	0.39%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at March 31, 2013 and December 31, 2012.  This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms.  The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans.  Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of March 31, 2013:
Grade:
Pass	$52,010	$125,316	$62,192	$29,209	$20,305
Special Mention	6,471	—	—	—	—
Substandard	1,291	623	—	—	395
Total	$59,772	$125,939	$62,192	$29,209	$20,700
As of December 31, 2012:
Grade:
Pass	$49,717	$109,397	$53,162	$19,080	$25,190
Special Mention	6,609	—	—	—	—
Substandard	2,443	634	—	—	394
Total	$58,769	$110,031	$53,162	$19,080	$25,584

There were no loans assigned to the Doubtful or Loss grade as of March 31, 2013 and December 31, 2012.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the three months ended March 31, 2013:
With no related allowance recorded:
Commercial	$844	$1,120	$—	$931
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$—	$—	$—	$271
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$844	$1,120	$—	$1,202
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$—	$345
As of and for the year ended December 31, 2012:
With no related allowance recorded:
Commercial	$988	$1,303	$—	$1,098
Commercial real estate	—	—	—	3,113
Residential	—	—	—	—
Land and construction	—	—	—	1,155
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$811	$1,990	$500	$1,084
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$1,799	$3,293	$500	$2,182
Commercial real estate	$—	$—	$—	$3,113
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$1,155
Consumer and other	$345	$345	$—	$345

During the three months ended March 31, 2013 and 2012, the average balance of impaired loans was $1.5 million and $7.8 million, respectively.  As of March 31, 2013 and December 31, 2012, there was $917,000 and $1.9 million, respectively, of impaired loans on non-accrual status.  During the three months ended March 31, 2013 and 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $3,000, respectively.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three months ended March 31, 2013.  Troubled debt restructurings for the three months ended March 31, 2012 are set forth in the following table.

	For the Three Months Ended March 31, 2012
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	3	$1,103	$1,103

The modifications in connection with the troubled debt restructurings during the three months ended March 31, 2012 were primarily related to extending the amortization period of these loans.  The impact on the Company's determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three months ended March 31, 2013 and 2012.  During the three months ended March 31, 2013, there was one commercial loan, with a recorded investment of $572,000 at March 31, 2013, that defaulted within twelve months of its modification date.  As of March 31, 2012, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2013 are presented in the following table. There were no derivative contracts outstanding at March 31, 2012.  The Company obtains dealer quotations to value its interest rate derivative contracts.

	March 31, 2013		December 31, 2012
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,757	$87	$2,800	$107
Commercial loan interest rate swaps	$(2,757)	$(87)	$(2,800)	$(107)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2013 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.40%	4.85%
Non-hedging interest rate swaps	4.85%	3.40%

Gains, Losses and Derivative Cash Flows.  For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income.

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
(in thousands)	Three Months Ended March 31, 2013
Non-hedging interest rate derivatives:
Other non-interest income	$(20)
Other non-interest expense	$(20)

(5)           Comprehensive Income

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$1,442	$592
Other comprehensive income:
(Decrease) increase in net unrealized gains on investment securities available for sale, net of tax benefit (expense) of $113 and ($66) for the three months ended March 31, 2013 and 2012, respectively	(163)	93
Comprehensive income	$1,279	$685

The Company did not sell any available for sale securities during the three months ended March 31, 2013 and 2012.

(6)           Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Premises and equipment at March 31, 2013 and December 31, 2012 are comprised of the following:

(in thousands)	March 31, 2013	December 31, 2012
Leasehold improvements	$973	$973
Furniture & equipment	2,205	2,191
Software	674	661
Total	3,852	3,825
Accumulated depreciation	(2,935)	(2,805)
Premises and equipment, net	$917	$1,020

Depreciation and amortization included in occupancy expense was $130,000 and $107,000 for the three months ended March 31, 2013 and 2012, respectively.

(7)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$195,540	47.2%	$196,026	47.0%
Interest bearing checking	22,930	5.5%	23,233	5.6%
Money market deposits and savings	151,196	36.5%	152,094	36.5%
Certificates of deposit	44,863	10.8%	45,328	10.9%
Total	$414,529	100.0%	$416,681	100.0%

At March 31, 2013 and December 31, 2012, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.2% and 8.2%, respectively, of total deposits.  The deposits outstanding at March 31, 2013 are scheduled to mature in the second and third quarters of 2013.  The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  The Company was required to pledge $37.4 million of agency mortgage backed securities at March 31, 2013 and December 31, 2012 in connection with these certificates of deposit.

At March 31, 2013, the Company had $5.1 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits.  At December 31, 2012, the Company had $5.2 million of CDARS reciprocal deposits, which represented 1.3% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at March 31, 2013 and December 31, 2012 was $43.6 million and $44.0 million, respectively.  At March 31, 2013, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $42.5 million maturing in six months or less, $1.1 million maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2013.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$40,304	$1,499	$—
1.00%	to	1.99%	3,000	20	40
Total			$43,304	$1,519	$40

(8)           Other Borrowings

At March 31, 2013 and December 31, 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $126.2 million and $105.1 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2013 and December 31, 2012.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2013 and December 31, 2012.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2013 and December 31, 2012 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2013	December 31, 2012
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At March 31, 2013 and December 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013.  The Company did not incur any material interest expense charges in connection with this borrowing.  There were no further borrowings under these facilities during the three months ended March 31, 2013.  As of March 31, 2013 and December 31, 2012, the Company had pledged $5.7 million and $6.2 million, respectively, of corporate notes related to these lines of credit.

(9)           Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $79.2 million and $74.2 million in commitments to extend credit to customers and $2.1 million and $1.9 million in standby/commercial letters of credit at March 31, 2013 and December 31, 2012, respectively.  The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution.  The outstanding balances on these credit cards were $47,000 and $67,000 as of March 31, 2013 and December 31, 2012, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in November 2013 and June 2024, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $168,000 and $143,000 for the three months ended March 31, 2013 and 2012, respectively. Sublease income earned during the three months ended March 31, 2013 and 2012 were $19,000 and $27,000, respectively.  On April 1, 2013, the Company ended its sublease agreement.  The Company does not expect to receive any further sublease income in connection with its leased space.

The projected minimum rental payments under the term of the leases at March 31, 2013 are as follows (in thousands):

Years ending December 31,
2013 (April – December)	$529
2014	644
2015	655
2016	675
2017	696
Thereafter	5,057
Total	$8,256

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2013 and December 31, 2012, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2013 (April – December)	$438
2014	323
2015	150
2016	52
2017	10
Total	$973

(10)         Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,216	$2,216	$—	$—
Corporate Notes	34,746	—	34,746	—
Residential Mortgage-Backed Securities	131,072	—	131,072	—
Derivative Assets - Interest Rate Swaps	87	—	87	—
Derivative Liabilities - Interest Rate Swaps	87	—	87	—
At December 31, 2012:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,207	$2,207	$—	$—
Corporate Notes	35,275	—	35,275	—
Residential Mortgage-Backed Securities	143,743	—	143,743	—
Derivative Assets – Interest Rate Swaps	107	—	107	—
Derivative Liabilities – Interest Rate Swaps	107	—	107	—

AFS securities — As of March 31, 2013 and December 31, 2012, the Level 2 fair value of the Company’s residential mortgage-backed securities was $131.1 million and $143.7 million, respectively.  These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At March 31, 2013 and December 31, 2012, the weighted average rate and weighed average life of these securities were 1.86% and 1.95%, respectively, and 2.64 years and 2.92 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  There were no transfers into or out of Level 1 or 2 measurements during the three months ended March 31, 2013 and 2012.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:
		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013:
Impaired loans
Commercial	$844	$—	$—	$844
OREO
Land and construction	90	—	—	90
Total	$934	$—	$—	$934
At December 31, 2012:
Impaired loans
Commercial	$889	$—	$—	$889
OREO
Land and construction	90	—	—	90
Total	$979	$—	$—	$979

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company recorded net recoveries of $1.1 million and $4,000 on impaired loans during the three months ended March 31, 2013 and 2012, respectively.

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

 The estimated fair value and carrying amounts of the financial instruments at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Assets
Cash and cash equivalents	$27,508	$27,508	$—	$—	$27,508
Investment securities	168,034	2,216	165,818	—	168,034
FRB and FHLB stock	3,778	—	—	—	N/A
Loans, net	291,144	—	—	292,658	292,658
Non-hedging interest rate swaps	87	—	87	—	87
Accrued interest receivable	1,411	1,411	—	—	1,411
Liabilities
Non-interest bearing deposits	$195,540	$195,540	$—	$—	$195,540
Interest bearing deposits	218,989	174,126	44,863	—	218,989
Other borrowings	25,000	—	25,380	—	25,380
Non-hedging interest rate swaps	87	—	87	—	87
Accrued interest payable	179	179	—	—	179
As of December 31, 2012
Assets
Cash and cash equivalents	$50,555	$50,555	$—	$—	$50,555
Investment securities	181,225	2,207	179,018	—	181,225
FRB and FHLB stock	3,778	—	—	—	N/A
Loans, net	260,656	—	—	260,482	260,482
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest receivable	1,322	1,322	—	—	1,322
Liabilities
Non-interest bearing deposits	$196,026	$196,026	$—	$—	$196,026
Interest bearing deposits	220,655	175,327	45,328	—	220,655
Other borrowings	29,475	—	29,885	—	29,885
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest payable	157	157	—	—	157

(12)          Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
(in thousands)	2013	2012
Loan arrangement fees	$236	$278
Service charges and other operating income	123	69
Total non-interest income	$359	$347

Non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program.  During the first quarter of 2013, the Company terminated this program and does not anticipate any further loan arrangement fee earnings subsequent to the second quarter of 2013.

(13)         Stock-Based Compensation

The Company grants restricted stock awards to directors and employees under the Equity Incentive Plan.  Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.  No restricted stock awards were granted during the three months ended March 31, 2013 or 2012.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $188,000 and $136,000 for the three months ended March 31, 2013 and 2012, respectively.  The fair value of restricted stock awards that vested during the three months ended March 31, 2013 and 2012, was $23,000 and $36,000, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the three months ended March 31, 2013 and 2012, respectively.
	Three Months Ended March 31,
	2013		2012
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	563,516	$4.23	536,733	$4.03
Vested	(6,290)	3.58	(8,790)	4.11
Forfeited and surrendered	(4,000)	4.04	—	—
Ending balance	553,226	$4.23	527,943	$4.05

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the three months ended March 31, 2013 or 2012.  The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.90 and 1.91 years at March 31, 2013 and 2012, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at March 31, 2013 and 2012.  At March 31, 2013 and 2012, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the three months ended March 31, 2013 or 2012.  The remaining contractual life of the Director and Employee Stock Options outstanding was 1.39 and 2.39 years at March 31, 2013 and 2012, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2013 and 2012.  At March 31, 2013 and 2012, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2013:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	8,300

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	171,403

Equity Incentive Plan	1,200,000	503,797	553,226	142,977

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of March 31, 2013 and December 31, 2012 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total Risk-Based Capital Ratio	$52,882	14.73%	$51,716	14.41%	$28,721	8.00%	$35,900	10.00%
Tier 1 Risk-Based Capital Ratio	$48,366	13.47%	$47,200	13.15%	$14,360	4.00%	$21,540	6.00%
Tier 1 Leverage Ratio	$48,366	10.02%	$47,200	9.77%	$19,314	4.00%	$24,144	5.00%

December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	$19,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2013.

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

Loss ratios for all portfolio segments are evaluated on a quarterly basis. Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each portfolio segment within the portfolio. This migration analysis estimates loss factors based on the performance of each portfolio segment over a four and a half year time period. These loss ratios are then adjusted, if determined necessary by management, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions. Management carefully monitors changing economic conditions, the concentrations of loan categories, values of collateral, the financial condition of the borrowers, the history of the loan portfolio, and historical peer group loan loss data to determine the adequacy of the allowance for loan losses. As a part of this process, management typically focuses on loan-to-value (“LTV”) percentages to assess the adequacy of loss ratios of collateral dependent loans within each portfolio segment discussed above, trends within each portfolio segment, as well as general economic and real estate market conditions where the collateral and borrower are located. For loans that are not collateral dependent, which generally consist of commercial and consumer and other loans, management typically focuses on general business conditions where the borrower operates, trends within the portfolio, and other external factors to evaluate the severity of loss factors. The allowance is based on estimates and actual losses may vary materially and adversely from the estimates.

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

Summary of the Results of Operations and Financial Condition

For the three months ended March 31, 2013 and 2012, the Company recorded net income of $1.4 million, or $0.16 per diluted share, and $592,000, or $0.07 per diluted share, respectively.  The increase in net income for the three months ended March 31, 2013, as compared to the same period last year, is primarily related to increases in net interest income of $585,000 and a reduction of provision for loan losses of $500,000, partially offset by an increase in non-interest expenses of $225,000.

Total assets at March 31, 2013 were $493.4 million, representing a decrease of approximately $5.8 million, or 1.2%, from $499.2 million at December 31, 2012.  Cash and cash equivalents at March 31, 2013 were $27.5 million, representing a decrease of $23.0 million, or 45.6%, from $50.6 million at December 31, 2012.  The decline in cash and cash equivalents was primarily related to loan fundings during the quarter ended March 31, 2013.  Loans increased by $31.1 million during the quarter from $266.7 million at December 31, 2012 to $297.8 million at March 31, 2013.  The majority of growth within our loan portfolio related to increases of $9.0 million, $8.5 million and $7.4 million in our single-family, multi-family and commercial real estate loans, respectively.  Investment securities were $168.0 million at March 31, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $13.2 million, or 7.3%.  The weighted average life of our investment securities was 2.52 years and 2.80 years at March 31, 2013 and December 31, 2012, respectively.

Total liabilities at March 31, 2013 decreased by $7.2 million, or 1.6%, to $442.8 million compared to $450.0 million at December 31, 2012. This decrease is primarily due to the repayment during the quarter ended March 31, 2013 of a $4.5 million short-term borrowing that was outstanding at December 31, 2012.  Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $369.7 million and $371.4 million at March 31, 2013 and December 31, 2012, respectively, representing a decrease of $1.7 million, or 0.45%.

Average interest earning assets increased $63.5 million, from $414.4 million for the three months ended March 31, 2012 to $477.9 million for the three months ended March 31, 2013.  The weighted average interest rate on interest earning assets was 3.46% and 3.43% for the three months ended March 31, 2013 and 2012, respectively.  This improvement in weighted average interest rate was primarily attributable to $294,000 of interest income recognized during the three months ended March 31, 2013 in connection with the pay-off of non-accrual and previously charged-off loans.  Excluding the impact of these pay-offs, the weighted average interest rate on interest earning assets would have declined as compared to the same period last year.  This decrease is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest bearing deposits and borrowings increased $3.3 million, from $244.3 million for the three months ended March 31, 2012 to $247.5 million for the three months ended March 31, 2013.  The average cost of interest bearing deposits and borrowings was 0.33% during the three months ended March 31, 2013 compared to 0.40% for the same period last year.  The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

At March 31, 2013, stockholders' equity totaled $50.6 million, or 10.1% of total assets, as compared to $49.2 million, or 9.9% of total assets, at December 31, 2012.  The Company’s book value per share of common stock was $5.54 as of March 31, 2013, compared to $5.06 and $5.38 per share as of March 31 and December 31, 2012, respectively.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended March 31,
	2013	2012
Annualized return on average assets	1.20%	0.56%

Annualized return on average stockholders’ equity	11.77%	5.24%

Average stockholders’ equity to average assets	10.20%	10.76%

Net interest margin	3.30%	3.20%

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

The majority of the Company’s loans are indexed to the national prime rate.  Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income.  The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at March 31, 2013 and 2012.  There was no change in the targeted federal funds rate during the three months ended March 31, 2013 and 2012, remaining at 0.00%-0.25%.

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

During the three months ended March 31, 2013, net interest income was $3.9 million, compared to $3.3 million for the same period last year.  The increase was primarily attributable to additional interest earned in connection with our loan portfolio as compared to the same period last year.  The average balances of our loan portfolio were $272.9 million and $229.6 million during the quarters ended March 31, 2013 and 2012, respectively.  In addition, during the quarter ended March 31, 2013, the Company recognized $294,000 of interest income in connection with the pay-off of non-accrual and previously charged off loans.

The Company’s net interest spread was 3.13% for the three months ended March 31, 2013 compared to 3.03% for the same period last year.

The Company’s net interest margin was 3.30% for the three months ended March 31, 2013, compared to 3.20% for the same period last year.  This 10 basis point improvement in net interest margin is due to the interest income recognized as a part of the pay-offs of non-accrual and previously charged off loans discussed above.  Excluding the impact of these pay-offs, our net interest margin would have declined, as compared to the same period last year.  This decline was primarily due to a decrease in the yield on our earning assets, partially offset by a decline in the cost of our interest bearing liabilities.  The decline in yield on our earning assets was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.  The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.  The average cost of interest bearing deposits and borrowings was 0.33% and 0.40% during the quarters ended March 31, 2013 and 2012, respectively.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$26,165	$16	0.25%	$52,722	$32	0.24%
U.S. Gov’t Treasuries	2,207	(12)	(2.16)%	2,154	—	—%
Corporate notes	34,989	189	2.16%	8,717	37	1.68%
Residential mortgage-backed securities	137,922	602	1.75%	118,289	717	2.42%
Federal Reserve Bank stock	1,363	21	6.00%	1,265	19	6.00%
Federal Home Loan Bank stock	2,415	14	2.34%	1,683	2	0.50%
Loans (1) (2)	272,880	3,258	4.84%	229,598	2,734	4.79%
Earning assets	477,941	4,088	3.46%	414,428	3,541	3.43%
Other assets	8,812			8,150
Total assets	$486,753			$422,578
Liabilities & Equity
Interest checking (NOW)	$23,510	9	0.16%	$20,074	9	0.19%
Money market deposits and savings	153,991	90	0.24%	152,888	127	0.33%
CDs	44,990	31	0.28%	46,293	32	0.27%
Borrowings	25,051	74	1.21%	25,001	74	1.20%
Total interest bearing deposits and borrowings	247,542	204	0.33%	244,256	242	0.40%
Demand deposits	185,881			129,736
Other liabilities	3,665			3,127
Total liabilities	437,088			377,119
Equity	49,665			45,459
Total liabilities & equity	$486,753			$422,578

Net interest income / spread		$3,884	3.13%		$3,299	3.03%

Net interest margin			3.30%			3.20%

(1)
Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination (cost amortization) and fee accretion of ($12,000) and $10,000 for the three months ended March 31, 2013 and 2012, respectively.

(2)	Includes average non-accrual loans of $1.2 million and $7.8 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31, 2013 Compared to 2012 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(17)	$1	$(16)
U.S. Gov’t Treasuries	—	(12)	(12)
Corporate notes	139	13	152
Residential mortgage-backed securities	105	(220)	(115)
Federal Reserve Bank stock	2	—	2
Federal Home Loan Bank stock	1	11	12
Loans	494	30	524
Total increase (decrease) in interest income	724	(177)	547
Interest expense:
Interest checking (NOW)	2	(2)	—
Money market deposits and savings	1	(38)	(37)
CDs	(1)	—	(1)
Borrowings	—	—	—
Total increase (decrease) in interest expense	2	(40)	(38)
Net increase (decrease) in net interest income	$722	$(137)	$585

Provision for Loan Losses

During quarter ended March 31, 2013, we reversed $500,000 of provision for loan losses.  There was no provision for loan losses or reversal of the same recorded during the quarter ended March 31, 2012.  The reversal in provision for loan losses is primarily due to $1.1 million of loan recoveries during the three months ended March 31, 2013, as well as the continued improvement in the level of our criticized and classified loans. These declines were partially offset by additional provisions required for the $31.1 million increase in our loan portfolio during the quarter ended March 31, 2013.  Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $6.5 million, $2.3 million and none, respectively, at March 31, 2013, compared to $4.1 million, $9.8 million and none, respectively, at March 31, 2012.  We had net recoveries of $1.1 million and $4,000 during the quarters ended March 31, 2013 and 2012, respectively.  Management believes that the ALL as of March 31, 2013 and December 31, 2012 was adequate to absorb known and inherent risks in the loan portfolio.  The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.31% and 0.70% at March 31, 2013 and December 31, 2012, respectively.  As a percentage of our total assets, the amount of non-performing assets was 0.20% and 0.39% at March 31, 2013 and December 31, 2012, respectively.

Non-Interest Income

Non-interest income was $359,000 for the quarter ended March 31, 2013, compared to $347,000 for the same period last year. Non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program.  During the first quarter of 2013, the Company terminated this program and does not anticipate any further loan arrangement fee earnings subsequent to the second quarter of 2013.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees.  Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider.  The Company initially funds student loans originated by the student loan provider in exchange for non-interest income.  All purchase commitments are supported by collateralized deposit accounts.  See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three months ended March 31, 2013 and 2012.

Non-Interest Expense

Non-interest expense was $3.3 million for the three months ended March 31, 2013, compared to $3.0 million for the same period last year.  Compensation and benefits was $2.0 million for the three months ended March 31, 2013, compared to $1.7 million for the same period last year.  Occupancy expense was $357,000 for the three months ended March 31, 2013, compared to $298,000 for the same period last year.  These increases in non-interest expense during the quarter ended March 31, 2013 as compared to the same period last year, is primarily due to the additional costs incurred related to expanding the Bank’s business development and related operational support teams.

Income Tax Provision

During the three months ended March 31, 2013 and 2012, we recorded a tax expense of approximately $38,000 and $16,000, respectively.  The Company does not anticipate owing any substantial taxes for Federal or State purposes until the Company’s net operating losses (“NOL”) are fully utilized.

Financial Condition

Assets

Total assets at March 31, 2013 were $493.4 million, representing a decrease of approximately $5.8 million, or 1.2%, from $499.2 million at December 31, 2012.  Cash and cash equivalents at March 31, 2013 were $27.5 million, representing a decrease of $23.0 million, or 45.6%, from $50.6 million at December 31, 2012.  The decline in cash and cash equivalents is primarily related to loan fundings during the quarter ended March 31, 2013.  Loans increased by $31.1 million during the quarter from $266.7 million at December 31, 2012 to $297.8 million at March 31, 2013.  The majority of growth within our loan portfolio related to increases of $9.0 million, $8.5 million and $7.4 million in our single-family, multi-family and commercial real estate loans, respectively.  Loan originations were $66.3 million during the quarter ended March 31, 2013, compared to $25.7 million during the same period last year.  Prepayment speeds for the quarter ended March 31, 2013 were 15.2% compared to 30.1% for the same period last year.  Investment securities were $168.0 million at March 31, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $13.2 million, or 7.3%.  The weighted average life of our investment securities was 2.52 years and 2.80 years at March 31, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.5 million and $50.6 million at March 31, 2013 and December 31, 2012, respectively.  The decline in cash and cash equivalents is primarily related to loan fundings during the quarter ended March 31, 2013.  Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities.  See the section “Liquidity and Asset/Liability Management” below.

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

At March 31, 2013, investment securities totaled $168.0 million compared to $181.2 million at December 31, 2012.  The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period.  These loans are geographically dispersed throughout the United States.  At March 31, 2013 and December 31, 2012, the weighted average rate and weighed average life of these residential-mortgage backed securities were 1.86% and 1.95%, respectively, and 2.64 years and 2.92 years, respectively.  In addition, the Company’s investment portfolio consisted of $34.7 million and $35.3 million of investment grade corporate notes at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013 and December 31, 2012, the weighted average rate and weighed average life of these corporate notes were 2.21% and 2.19%, respectively, and 2.04 years and 2.26 years, respectively.  We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 11.7%, or $30.5 million, from $260.7 million at December 31, 2012 to $291.1 million at March 31, 2013.  As of March 31, 2013 and December 31, 2012, total loans outstanding totaled $297.8 million and $266.7 million, respectively.  The majority of growth within our loan portfolio related to increases of $9.0 million, $8.5 million and $7.4 million in our single-family, multi-family and commercial real estate loans, respectively.  Loan originations were $66.3 million during the quarter ended March 31, 2013, compared to $25.7 million during the same period last year.  Prepayment speeds for the quarter ended March 31, 2013 were 15.2%, compared to 30.1% for the same period last year.

As of March 31, 2013 and December 31, 2012, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans:
Commercial	$572	$1,509
Consumer and other	345	345
Total non-accrual loans	917	1,854
Other real estate owned (“OREO”)	90	90
Total non-performing assets	$1,007	$1,944

Non-performing assets to gross loans and OREO	0.34%	0.73%
Non-performing assets to total assets	0.20%	0.39%

Non-accrual loans totaled $917,000 and $1.9 million at March 31, 2013 and December 31, 2012, respectively.  The decline in non-performing loans during the quarter ended March 31, 2013 was primarily related to the full repayment of loans that had been classified as non-performing at December 31, 2012.  At March 31, 2013, there were no loans that were over 90 days past due and accruing interest.  At December 31, 2012, there was one loan with a balance of $2.3 million that was over 90 days past due and accruing interest. This loan continued to accrue interest because it was well secured and in the process of collection. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $15,000 and $72,000 for the three months ended March 31, 2013 and 2012, respectively.  As a percentage of total assets, the amount of non-performing assets was 0.20% and 0.39% at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, non-accrual loans consisted of one commercial loans totaling $572,000 and one consumer and other loan totaling $345,000.  At December 31, 2012, non-accrual loans consisted of three commercial loans totaling $1.5 million and one consumer and other loan totaling $345,000.

At March 31, 2013 and December 31, 2012, OREO consisted of one undeveloped land property totaling $90,000.  This property is located in Southern California.

At March 31, 2013 and December 31, 2012, the recorded investment in impaired loans was $1.2 million and $2.1 million, respectively.  At March 31, 2013, the Company had no specific allowance for loan losses on its impaired loans.  At December 31, 2012, the Company had a $500,000 specific allowance for loan losses on $811,000 of impaired loans.  There were $1.2 million and $1.3 million, respectively, of impaired loans with no specific allowance for loan losses at March 31, 2013 and December 31, 2012, respectively.  The average outstanding balance of impaired loans for the three months ended March 31, 2013 was $1.5 million compared to $7.8 million for the same period last year.  As of March 31, 2013 and December 31, 2012, there was $917,000 and $1.9 million, respectively, of impaired loans on non-accrual status.  During the three months ended March 31, 2013 and 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $3,000, respectively.  The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income.  The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Allowance for Loan Losses

The ALL is established through provisions for loan losses charged to operations and represents an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date.  Loan losses are charged against the ALL when management believes that principal is uncollectible.  Subsequent repayments or recoveries, if any, are credited to the ALL.  Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among others:

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

Accordingly, the calculation of the adequacy of the ALL is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics).  We base the allocation for individual loans on the results of our impairment analysis, which is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral, if the loan is collateral dependent.  Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its risk grade.  The loss ratio is determined based primarily on the historical loss experience of our loan portfolio.  These loss ratios are then adjusted, if determined necessary by management, based on other factors including, but not limited to, historical peer group loan loss data and the loss experience of other financial institutions.  Loss ratios for all categories of loans are evaluated by management on a quarterly basis.  Historical loss experience is determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a four and a half year time period.  These quantitative calculations are based on estimates and actual losses may vary materially and adversely from the estimates.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations.  No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of March 31, 2013 and December 31, 2012 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three months ended March 31, 2013 and 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,700)	750	190	330	(70)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,054	—	—	—	50	1,104
Ending balance	$1,631	$3,200	$698	$741	$349	$6,619
Three Months Ended March 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(300)	350	(35)	—	(15)	—
Charge-offs	(3)	—	—	(5)	—	(8)
Recoveries	9	3	—	—	—	12
Ending balance	$2,290	$1,605	$548	$511	$334	$5,288

There were no loans acquired with deteriorated credit quality during the three months ended March 31, 2013 and 2012.

The ALL was $6.6 million, or 2.22% of our total loan portfolio, at March 31, 2013, compared to $6.0 million, or 2.26%, at December 31, 2012. During the three months ended March 31, 2013, our non-performing loans decreased to $917,000 from $1.9 million at December 31, 2012. The ratio of our ALL to non-performing loans was 722.16% at March 31, 2013 compared to 324.36% at December 31, 2012. In addition, our ratio of non-performing loans to total loans was 0.31% and 0.70% at March 31, 2013 and December 31, 2012, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historical financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it was more likely than not” that the Company would not be able to realize the benefit of the deferred tax asset. Management reassessed the continuing need for this valuation allowance and determined that as of March 31, 2013 and December 31, 2012, it was appropriate to maintain a full valuation allowance against the Company’s deferred tax assets. Management reached this conclusion as a result of the Company’s cumulative losses since inception, and the near term economic climate in which the Company operates. Management will continue to evaluate the potential realizability of the deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

At March 31, 2013 and December 31, 2012, the Company maintained a deferred tax liability of $1.6 million and $1.7 million, respectively, in connection with net unrealized gains on investment securities, which is included in Accrued Interest and Other Liabilities within the accompanying Consolidated Balance Sheets. We did not utilize this deferred tax liability to reduce our tax valuation allowance due to the fact that we do not currently intend to dispose of these investments and realize the associated gains.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At March 31, 2013, total deposits were $414.5 million compared to $416.7 million at December 31, 2012, representing a decrease of 0.5%, or $2.2 million.  Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $369.7 million and $371.4 million at March 31, 2013 and December 31, 2012, respectively, representing a decrease of $1.7 million, or 0.45%.

The following table reflects a summary of deposit categories by dollar and percentage at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$195,540	47.2%	$196,026	47.0%
Interest bearing checking	22,930	5.5%	23,233	5.6%
Money market deposits and savings	151,196	36.5%	152,094	36.5%
Certificates of deposit	44,863	10.8%	45,328	10.9%
Total	$414,529	100.0%	$416,681	100.0%

At March 31, 2013 and December 31, 2012, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.2% and 8.2%, respectively, of total deposits.  The deposits outstanding at March 31, 2013 are scheduled to mature in the second and third quarters of 2013. The Company intends to renew each of these deposits at maturity.  However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company.  The Company was required to pledge $37.4 million of agency mortgage backed securities at March 31, 2013 and December 31, 2012 in connection with these certificates of deposit.  For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1.  Financial Statements - Note 7 “Deposits.”

At March 31, 2013, the Company had $5.1 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits.  At December 31, 2012, the Company had $5.2 million of CDARS deposits, which represented 1.3 % of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at March 31, 2013 and December 31, 2012 was $43.6 million and $44.0 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at March 31, 2013, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$21,308
Due after 3 months and within 6 months	21,172
Due after 6 months and within 12 months	1,156
Due after 12 months	—
Total	$43,636

Liquidity and Asset/Liability Management

Liquidity, as it relates to banking, is the ability to meet loan commitments and to honor deposit withdrawals through either the sale or maturity of existing assets or the acquisition of additional funds through deposits or borrowing.  The Company’s main sources of funds to provide liquidity are its cash and cash equivalents, paydowns and maturities of investments, loan repayments, and increases in deposits and borrowings.  The Company also maintains lines of credit with the Federal Home Loan Bank (“FHLB”), and other correspondent financial institutions.

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 30.3% at March 31, 2013 and 37.1% at December 31, 2012.

At March 31, 2013 and December 31, 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $126.2 million and $105.1 million, respectively. The Company had $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at March 31, 2013 and December 31, 2012.  The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2013 and December 31, 2012.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2013 and December 31, 2012 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2013	December 31, 2012
May 23, 2013	0.63%	$2,500	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
	Total	$25,000	$25,000

At March 31, 2013 and December 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013.  The Company did not incur any material interest expense charges in connection with this borrowing.  There were no further borrowings under these facilities during the three months ended March 31, 2013.  As of March 31, 2013 and December 31, 2012, the Company had pledged $5.7 million and $6.2 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of March 31, 2013, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At March 31, 2013, the Company had total stockholders’ equity of $50.6 million, which included $110,000 in common stock, $65.2 million in additional paid-in capital, $9.5 million in accumulated deficit, $2.3 million in accumulated other comprehensive income, and $7.5 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

 The Company’s and the Bank’s capital ratios as of March 31, 2013 and December 31, 2012 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total Risk-Based Capital Ratio	$52,882	14.73%	$51,716	14.41%	$28,721	8.00%	$35,900	10.00%
Tier 1 Risk-Based Capital Ratio	$48,366	13.47%	$47,200	13.15%	$14,360	4.00%	$21,540	6.00%
Tier 1 Leverage Ratio	$48,366	10.02%	$47,200	9.77%	$19,314	4.00%	$24,144	5.00%

December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	419,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

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

(in thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$79,186	$74,230
Commitments to extend credit to directors and officers (undisbursed amount)	$448	$561
Standby/commercial letters of credit	$2,067	$1,900
Guarantees on revolving credit card limits	$207	$217
Outstanding credit card balances	$47	$67

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk.  As of March 31, 2013 and December 31, 2012, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.25% and 0.26% of the undisbursed commitments and letters of credit, respectively.

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

 Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended March 31, 2013.
(dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
January 1-31, 2013	105	$4.57	105	$29
February 1-28, 2013	—	—	—	29
March 1-31, 2013	—	—	—	29
Total	105	$4.57	105	$29

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

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures.

None.

Item 5.               Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations.  There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended March 31, 2013.  Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.               Exhibits

31.1	Principal Executive Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Principal Financial Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer Certification required under Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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