Form 10-Q
period 2013-06-30
1st Century Bancshares, Inc.
filed 2013-08-07
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

9,247,503 shares of common stock of the registrant were outstanding as of August 2, 2013.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

June 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$7,117	$6,967
Interest earning deposits at other financial institutions	22,709	43,588
Total cash and cash equivalents	29,826	50,555
Investment securities — Available for Sale (“AFS”), at estimated fair value	143,678	181,225
Loans, net of allowance for loan losses of $6,620 and $6,015 at June 30, 2013 and December 31, 2012, respectively	305,729	260,656
Premises and equipment, net	850	1,020
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,502	3,778
Accrued interest and other assets	4,746	1,939
Total Assets	$489,331	$499,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$192,028	$196,026
Interest bearing deposits:
Interest bearing checking (“NOW”)	16,933	23,233
Money market deposits and savings	148,874	152,094
Certificates of deposit less than $100	1,046	1,341
Certificates of deposit of $100 or greater	47,980	43,987
Total deposits	406,861	416,681
Other borrowings	27,500	29,475
Accrued interest and other liabilities	1,629	3,844
Total Liabilities	435,990	450,000

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 11,099,310 and 10,965,560 issued at June 30, 2013 and December 31, 2012, respectively	111	110
Additional paid-in capital	65,430	65,038
Accumulated deficit	(5,056)	(10,899)
Accumulated other comprehensive income	506	2,436
Treasury stock at cost — 1,851,807 and 1,828,432 shares at June 30, 2013 and December 31, 2012, respectively	(7,650)	(7,512)
Total Stockholders’ Equity	53,341	49,173
Total Liabilities and Stockholders’ Equity	$489,331	$499,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and fee income on:
Loans	$3,307	$2,717	$6,565	$5,451
Investments	714	864	1,493	1,618
Other	54	57	105	110
Total interest and fee income	4,075	3,638	8,163	7,179

Interest expense on:
Deposits	124	180	254	348
Borrowings	83	75	157	149
Total interest expense	207	255	411	497
Net interest income	3,868	3,383	7,752	6,682

Provision for (reduction of) loan losses	—	—	(500)	—
Net interest income after provision for (reduction of) loan losses	3,868	3,383	8,252	6,682

Non-interest income	837	489	1,196	836

Non-interest expenses:
Compensation and benefits	1,970	1,594	3,952	3,301
Occupancy	379	328	736	626
Professional fees	191	153	316	342
Technology	191	195	370	345
Marketing	79	79	142	132
FDIC assessments	55	88	143	159
Other operating expenses	655	665	1,124	1,235
Total non-interest expenses	3,520	3,102	6,783	6,140
Income before income taxes	1,185	770	2,665	1,378
Income tax (benefit) provision	(3,216)	19	(3,178)	35
Net income	4,401	751	5,843	1,343

Other Comprehensive Income (Loss):
Unrealized holding gain (loss) on AFS investments, net of taxes	(1,452)	192	(1,615)	285
Reclassification adjustment for net gains included in net income, net of taxes	(315)	—	(315)	—
Comprehensive Income	$2,634	$943	$3,913	$1,628
Basic earnings per share	$0.51	$0.09	$0.68	$0.16
Diluted earnings per share	$0.49	$0.09	$0.65	$0.15

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity

Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Restricted stock issued	145,000	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	(39,625)	(1)	(69)	—	—	—	—	(70)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	280	—	—	—	—	280
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,337)	(75)	(75)
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	1,343	—	—	—	1,343
Other comprehensive income	—	—	—	—	285	—	—	285
Balance at June 30, 2012	10,946,408	$109	$64,697	$(12,498)	$1,852	(1,828,432)	$(7,512)	$46,648

Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Restricted stock issued	138,500	1	(1)	—	—	—	—	—
Forfeiture of restricted stock	(4,750)	—	(11)	—	—	—	—	(11)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	404	—	—	—	—	404
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(23,270)	(138)	(138)
Common stock repurchased	—	—	—	—	—	(105)	(0)	(0)
Net income	—	—	—	5,843	—	—	—	5,843
Other comprehensive loss	—	—	—	—	(1,930)	—	—	(1,930)
Balance at June 30, 2013	11,099,310	$111	$65,430	$(5,056)	$506	(1,851,807)	$(7,650)	$53,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,843	$1,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	253	215
Amortization of premiums on investment securities, net	980	618
Provision for (reduction of) loan losses	(500)	—
Deferred income tax benefit	(3,249)	—
Amortization (accretion) of deferred loan fees, net of costs	1	(10)
Gain on sale of AFS investment securities	(535)	—
Non-cash stock compensation, net of forfeitures	393	210
Decrease (increase) in accrued interest and other assets	88	(40)
Decrease in accrued interest and other liabilities	(512)	(102)
Net cash provided by operating activities	2,762	2,234
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	—	(49,631)
Maturities and principal reductions	22,983	16,513
Proceeds from sale of AFS investment securities	10,840	—
Increase in loans, net	(44,574)	(3,804)
Purchase of premises and equipment	(83)	(97)
Purchase of FRB stock and FHLB stock	(724)	(759)
Net cash used in investing activities	(11,558)	(37,778)
Cash flows from financing activities:
Net (decrease) increase in deposits	(9,820)	47,430
Net repayment of short-term borrowings	(4,475)	—
Proceeds from other long-term borrowings	5,000	—
Repayment of other long-term borrowings	(2,500)	—
Purchase of treasury stock	—	(75)
Shares surrendered to pay taxes on vesting of restricted stock	(138)	(166)
Net cash (used in) provided by financing activities	(11,933)	47,189
(Decrease) increase in cash and cash equivalents	(20,729)	11,645
Cash and cash equivalents, beginning of period	50,555	41,926
Cash and cash equivalents, end of period	$29,826	$53,571

Supplemental cash flow information:
Cash paid during the period for:
Interest	$528	$466
Income taxes	$79	$100

Supplemental disclosure of non-cash investing activity:
Transfer of commercial real estate loan to other real estate owned (“OREO”)	$—	$140

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2013.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of June 30, 2013 and December 31, 2012 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. At June 30, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the full amount of the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At June 30, 2013, we had a net deferred tax asset of approximately $2.9 million, compared to net deferred tax liability for net unrealized gains on investment securities of $1.7 million at December 31, 2012. Our net deferred tax asset at June 30, 2013, primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

At June 30, 2013 and December 31, 2012, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three and six months ended June 30, 2013, there were 370,073 weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2012, there were 1,179,373 weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2013, there were 94,363 and 47,442, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2012, there were 74,890 and 37,445, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended June 30,		Six months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$4,401	$751	$5,843	$1,343
Average number of common shares outstanding	8,619,056	8,514,498	8,596,282	8,509,759
Effect of dilution of stock options	114,211	—	70,835	—
Effect of dilution of restricted stock	269,076	282,194	278,873	269,016
Average number of common shares outstanding used to calculate diluted earnings per common share	9,002,343	8,796,692	8,945,990	8,778,775

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

(2)           Investments

The following is a summary of the investments categorized as Available for Sale at June 30, 2013 and December 31, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2013:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,141	$18	$—	$2,159
Corporate Notes	29,753	341	(4)	30,090
Residential Mortgage-Backed Securities	110,924	1,170	(665)	111,429
Total	$142,818	$1,529	$(669)	$143,678
At December 31, 2012:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,136	$71	$—	$2,207
Corporate Notes	34,534	741	—	35,275
Residential Mortgage-Backed Securities	140,416	3,345	(18)	143,743
Total	$177,086	$4,157	$(18)	$181,225

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at June 30, 2013 or December 31, 2012. At June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at June 30, 2013 and December 31, 2012, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $51.8 million and $47.7 million, respectively. Deposits from the State of California were $38.0 million and $34.0 million at June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at June 30, 2013. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 2.67 years at June 30, 2013.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,159	0.13%	$—	—%	$—	—%	$2,159	0.13%
Corporate Notes	12,535	2.35	17,555	1.80	—	—	—	—	30,090	2.03
Residential Mortgage-Backed Securities	—	—	—	—	62,773	1.54	48,656	1.86	111,429	1.68
Total	$12,535	2.35%	$19,714	1.62%	$62,773	1.54%	$48,656	1.86%	$143,678	1.70%

A total of thirty-two and four securities had unrealized losses at June 30, 2013 and December 31, 2012, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2013:
Investments-Available for Sale
Corporate Notes	$(4)	$2,024	$—	$—
Residential Mortgage-Backed Securities	(665)	49,300	—	—
Total	$(669)	$51,324	$—	$—

At December 31, 2012:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(18)	$7,584	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at June 30, 2013 and December 31, 2012 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the three and six months ended June 30, 2013, the Company sold a total of $10.8 million of available for sale securities, consisting of forty-one residential mortgage-backed securities and two corporate notes. This sale resulted in a realized gain of $535,000, which was recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. The Company did not sell any available for sale securities during the three and six months ended June 30, 2012.

(3)           Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of June 30, 2013 and December 31, 2012, total loans outstanding totaled $312.3 million and $266.7 million, respectively. The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 86.0% and 84.5% of all loans are secured by real estate at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$63,637	20.4%	$58,769	22.0%
Commercial real estate	126,309	40.4%	110,031	41.3%
Residential	70,006	22.4%	53,162	19.9%
Land and construction	30,343	9.7%	19,080	7.2%
Consumer and other (2)	22,002	7.1%	25,584	9.6%
Loans, gross	312,297	100.0%	266,626	100.0%
Net deferred costs	52		45
Less — allowance for loan losses	(6,620)		(6,015)
Loans, net	$305,729		$260,656

(1)	Unsecured commercial loan balances were $12.3 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively.

(2)	Unsecured consumer and other loan balances were $2.2 million and $901,000 at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$1,631	$3,200	$698	$741	$349	$6,619
Provision for (reduction of) loan losses	(100)	(25)	50	25	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620

Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,800)	725	240	355	(20)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,055	—	—	—	50	1,105
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620

As of June 30, 2013:
Ending balance: individually evaluated for impairment	$50	$—	$—	$—	$—	$50
Ending balance: collectively evaluated for impairment	1,482	3,175	748	766	399	6,570
Total	$1,532	$3,175	$748	$766	$399	$6,620
Loans:
Ending balance: individually evaluated for impairment	$1,023	$—	$—	$—	$345	$1,368
Ending balance: collectively evaluated for impairment	62,614	126,309	70,006	30,343	21,657	310,929
Total	$63,637	$126,309	$70,006	$30,343	$22,002	$312,297

Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,290	$1,605	$548	$511	$334	$5,288
Provision for loan losses	(325)	475	(85)	(50)	(15)	—
Charge-offs	(22)	(400)	—	—	—	(422)
Recoveries	—	—	—	—	—	—
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(625)	825	(120)	(50)	(30)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	9	3	—	—	—	12
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866

As of June 30, 2012:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,443	1,680	463	461	319	4,366
Total	$1,943	$1,680	$463	$461	$319	$4,866
Loans:
Ending balance: individually evaluated for impairment	$2,172	$3,154	$—	$1,325	$345	$6,996
Ending balance: collectively evaluated for impairment	59,890	77,359	50,005	20,625	21,315	229,194
Total	$62,062	$80,513	$50,005	$21,950	$21,660	$236,190

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,777	2,450	508	411	369	5,515
Total	$2,277	$2,450	$508	$411	$369	$6,015

Loans:
Ending balance: individually evaluated for impairment	$1,799	$—	$—	$—	$345	$2,144
Ending balance: collectively evaluated for impairment	56,970	110,031	53,162	19,080	25,239	264,482
Total	$58,769	$110,031	$53,162	$19,080	$25,584	$266,626

There were no loans acquired with deteriorated credit quality as of June 30, 2013 and December 31, 2012.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of June 30, 2013 and December 31, 2012, the allowance for unfunded lending commitments was $203,000 and is primarily related to $84.4 million and $74.2 million in commitments to extend credit to customers and $2.2 million and $1.9 million in standby/commercial letters of credit at June 30, 2013 and December 31, 2012, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of June 30, 2013 and December 31, 2012. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. There were no additions to non-performing loans during the six months ended June 30, 2013 and 2012. Non-performing loans represented 0.4% and 0.7% of total loans at June 30, 2013 and December 31, 2012, respectively. There were no accruing loans past due 90 days or more at June 30, 2013. At December 31, 2012, there was one accruing commercial real estate loan totaling $2.3 million that was past due 90 days or more. This loan continued to accrue interest because it was well secured and in the process of collection.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of June 30, 2013:
Commercial	$—	$—	$769	$769	$62,868	$63,637
Commercial real estate	—	—	—	—	126,309	126,309
Residential	—	—	—	—	70,006	70,006
Land and construction	—	—	—	—	30,343	30,343
Consumer and other	—	—	345	345	21,657	22,002
Totals	$—	$—	$1,114	$1,114	$311,183	$312,297

As of December 31, 2012:
Commercial	$599	$577	$812	$1,988	$56,781	$58,769
Commercial real estate	4,828	—	2,300	7,128	102,903	110,031
Residential	—	—	—	—	53,162	53,162
Land and construction	—	—	—	—	19,080	19,080
Consumer and other	—	—	345	345	25,239	25,584
Totals	$5,427	$577	$3,457	$9,461	$257,165	$266,626

The following table sets forth non-accrual loans and other real estate owned at June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans:
Commercial	$769	$1,509
Consumer and other	345	345
Total non-accrual loans	1,114	1,854
OREO	90	90
Total non-performing assets	$1,204	$1,944

Non-performing assets to gross loans and OREO	0.39%	0.73%
Non-performing assets to total assets	0.25%	0.39%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at June 30, 2013 and December 31, 2012. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of June 30, 2013:
Grade:
Pass	$61,557	$125,696	$70,006	$30,343	$21,608
Special Mention	737	—	—	—	—
Substandard	1,343	613	—	—	394
Total	$63,637	$126,309	$70,006	$30,343	$22,002
As of December 31, 2012:
Grade:
Pass	$49,717	$109,397	$53,162	$19,080	$25,190
Special Mention	6,609	—	—	—	—
Substandard	2,443	634	—	—	394
Total	$58,769	$110,031	$53,162	$19,080	$25,584

There were no loans assigned to the Doubtful or Loss grade as of June 30, 2013 and December 31, 2012.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the six months ended June 30, 2013:
With no related allowance recorded:
Commercial	$824	$1,101	$—	$881
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$198	$198	$50	$168
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$1,022	$1,299	$50	$1,049
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$345	$345	$—	$345
As of and for the year ended December 31, 2012:
With no related allowance recorded:
Commercial	$988	$1,303	$—	$1,098
Commercial real estate	—	—	—	3,113
Residential	—	—	—	—
Land and construction	—	—	—	1,155
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$811	$1,990	$500	$1,084
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$1,799	$3,293	$500	$2,182
Commercial real estate	$—	$—	$—	$3,113
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$1,155
Consumer and other	$345	$345	$—	$345

During the three and six months ended June 30, 2012, the average balance of impaired loans was $7.8 million and $7.6 million, respectively. As of June 30, 2013 and December 31, 2012, there was $1.1 million and $1.9 million, respectively, of impaired loans on non-accrual status. During the three and six months ended June 30, 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $5,000, respectively. During the three and six months ended June 30, 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $6,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three and six months ended June 30, 2013. Troubled debt restructurings for the three and six months ended June 30, 2012 are set forth in the following table.

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

The modifications in connection with the troubled debt restructurings during the six months ended June 30, 2012 were primarily related to extending the amortization period of these loans. The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three and six months ended June 30, 2013 and 2012. During the three months ended June 30, 2013, there were no defaults recorded on any loans that were modified as troubled debt restructurings. During the six months ended June 30, 2013, there was one commercial loan, with a recorded investment of $572,000 at June 30, 2013, that defaulted within twelve months of its modification date. As of June 30, 2012, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2013 and December 31, 2012 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	June 30, 2013		December 31, 2012
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,737	$—	$2,800	$107
Commercial loan interest rate swaps	$(2,737)	$—	$(2,800)	$(107)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013 Weighted-Average		December 31, 2012 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.39%	4.85%	3.41%	4.85%
Non-hedging interest rate swaps	4.85%	3.39%	4.85%	3.41%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Non-hedging interest rate derivatives:
Other non-interest income	$(87)	$132	$(107)	$132
Other non-interest expense	$(87)	$87	$(107)	$87

(5)           Comprehensive Income

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$4,401	$751	$5,843	$1,343
Other comprehensive income (loss):
(Decrease) increase in net unrealized gains on investment securities available for sale, net of tax benefit (expense) of $1,016 and $1,129 for the three and six months ended June 30, 2013, respectively, and ($135) and ($201) for the three and six months ended June 30, 2012, respectively	(1,452)	192	(1,615)	285
Reclassification for net gains included in earnings, net of tax expense of $220 for the three and six months ended June 30, 2013	(315)	—	(315)	—
Comprehensive income	$2,634	$943	$3,913	$1,628

(6)              Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at June 30, 2013 and December 31, 2012 are comprised of the following:

(in thousands)	June 30, 2013	December 31, 2012
Leasehold improvements	$1,004	$973
Furniture & equipment	2,214	2,191
Software	690	661
Total	3,908	3,825
Accumulated depreciation	(3,058)	(2,805)
Premises and equipment, net	$850	$1,020

Depreciation and amortization included in occupancy expense was $121,000 and $253,000 for the three and six months ended June 30, 2013, respectively, and $108,000 and $215,000 for the three and six months ended June 30, 2012, respectively.

(7)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$192,028	47.2%	$196,026	47.0%
Interest bearing checking	16,933	4.2%	23,233	5.6%
Money market deposits and savings	148,874	36.6%	152,094	36.5%
Certificates of deposit	49,026	12.0%	45,328	10.9%
Total	$406,861	100.0%	$416,681	100.0%

At June 30, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 9.3% of total deposits. The deposits outstanding at June 30, 2013 are scheduled to mature in the third and fourth quarters of 2013. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2012, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.2% of total deposits. The Company was required to pledge $41.8 million and $37.4 million of agency mortgage-backed securities at June 30, 2013 and December 31, 2012, respectively, in connection with these certificates of deposit.

At June 30, 2013, the Company had $5.1 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits. At December 31, 2012, the Company had $5.2 million of CDARS reciprocal deposits, which represented 1.3% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at June 30, 2013 and December 31, 2012 was $48.0 million and $44.0 million, respectively. At June 30, 2013, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $47.6 million maturing in six months or less, $375,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at June 30, 2013.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$45,120	$684	$—
1.00%	to	1.99%	3,182	—	40
	Total		$48,302	$684	$40

(8)           Other Borrowings

At June 30, 2013 and December 31, 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $149.1 million and $105.1 million, respectively. The Company had $27.5 million and $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2013 and December 31, 2012, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2013 and December 31, 2012. During the three and six months ended June 30, 2013, the Company had an average short-term borrowing balance of $3.5 million and $1.7 million, respectively, under this credit facility, incurring $2,000 in interest expense during these periods.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2013 and December 31, 2012 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2013	December 31, 2012
May 23, 2013	0.63%	$—	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	—
Total		$27,500	$25,000

At June 30, 2013 and December 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013. The Company did not incur any material interest expense charges in connection with this borrowing. As of June 30, 2013 and December 31, 2012, the Company had pledged $3.6 million and $6.2 million, respectively, of corporate notes related to these lines of credit.

(9)                                Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $84.4 million and $74.2 million in commitments to extend credit to customers and $2.2 million and $1.9 million in standby/commercial letters of credit at June 30, 2013 and December 31, 2012, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $56,000 and $67,000 as of June 30, 2013 and December 31, 2012, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in November 2013 and June 2024, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $190,000 and $358,000 for the three and six months ended June 30, 2013 and $139,000 and $282,000 for the three and six months ended June 30, 2012, respectively. Sublease income earned was none and $19,000 during the three and six months ended June 30, 2013 and $26,000 and $53,000 during the three and six months ended June 30, 2012, respectively. On April 1, 2013, the Company ended its sublease agreement.

The projected minimum rental payments under the term of the leases at June 30, 2013 are as follows (in thousands):

Years ending December 31,
2013 (July – December)	$351
2014	644
2015	655
2016	675
2017	696
Thereafter	5,057
Total	$8,078

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At June 30, 2013 and December 31, 2012, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2013 (July – December)	$367
2014	499
2015	327
2016	155
2017	50
Thereafter	9
Total	$1,407

(10)            Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,159	$2,159	$—	$—
Corporate Notes	30,090	—	30,090	—
Residential Mortgage-Backed Securities	111,429	—	111,429	—
Derivative Assets – Interest Rate Swaps	—	—	—	—
Derivative Liabilities – Interest Rate Swaps	—	—	—	—
At December 31, 2012:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,207	$2,207	$—	$—
Corporate Notes	35,275	—	35,275	—
Residential Mortgage-Backed Securities	143,743	—	143,743	—
Derivative Assets – Interest Rate Swaps	107	—	107	—
Derivative Liabilities – Interest Rate Swaps	107	—	107	—

AFS securities — As of June 30, 2013 and December 31, 2012, the Level 2 fair value of the Company’s residential mortgage-backed securities was $111.4 million and $143.7 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At June 30, 2013 and December 31, 2012, the weighted average yield and weighed average life of these securities were 1.68% and 1.95%, respectively, and 2.67 years and 2.92 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three and six months ended June 30, 2013 and 2012.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013:
Impaired loans
Commercial	$720	$—	$—	$720
OREO
Land and construction	90	—	—	90
Total	$810	$—	$—	$810
At December 31, 2012:
Impaired loans
Commercial	$889	$—	$—	$889
OREO
Land and construction	90	—	—	90
Total	$979	$—	$—	$979

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company recorded net recoveries of $1,000 and $1.1 million on impaired loans during the three and six months ended June 30, 2013, respectively, compared to net charge-offs of $422,000 and $418,000 on impaired loans during the same periods last year, respectively.

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

The estimated fair value and carrying amounts of the financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Assets
Cash and cash equivalents	$29,826	$29,826	$—	$—	$29,826
Investment securities	143,678	2,159	141,519	—	143,678
FRB and FHLB stock	4,502	—	—	—	N/A
Loans, net	305,729	—	—	307,792	307,792
Non-hedging interest rate swaps	—	—	—	—	—
Accrued interest receivable	1,263	1,263	—	—	1,263
Liabilities
Non-interest bearing deposits	$192,028	$192,028	$—	$—	$192,028
Interest bearing deposits	214,833	165,807	49,026	—	214,833
Other borrowings	27,500	—	27,667	—	27,667
Non-hedging interest rate swaps	—	—	—	—	—
Accrued interest payable	40	40	—	—	40
As of December 31, 2012
Assets
Cash and cash equivalents	$50,555	$50,555	$—	$—	$50,555
Investment securities	181,225	2,207	179,018	—	181,225
FRB and FHLB stock	3,778	—	—	—	N/A
Loans, net	260,656	—	—	260,482	260,482
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest receivable	1,322	1,322	—	—	1,322
Liabilities
Non-interest bearing deposits	$196,026	$196,026	$—	$—	$196,026
Interest bearing deposits	220,655	175,327	45,328	—	220,655
Other borrowings	29,475	—	29,885	—	29,885
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest payable	157	157	—	—	157

(12)         Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Loan arrangement fees	$308	$289	$544	$567
Gain on sale of AFS investment securities	535	—	535	—
Interest rate swap items	(87)	132	(107)	132
Service charges and other operating income	81	68	224	137
Total non-interest income	$837	$489	$1,196	$836

Non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program. During the first quarter of 2013, the Company terminated this program and does not anticipate any further loan arrangement fee earnings subsequent to the second quarter of 2013.

(13)         Stock-Based Compensation

On May 8, 2013, the shareholders of the Company approved the Company’s 2013 Equity Incentive Plan (the “Plan”), which provides for the grant of up to 750,000 shares of Common Stock to employees, including officers and directors, non-employee directors and consultants. Stock options, stock appreciation rights, restricted stock and other stock awards, and restricted stock units are all available for grant pursuant to the terms and conditions of the Plan. As a result of shareholder approval of the Plan, no further grants will be made under the 2004 Founder Stock Option Plan, the Director and Employee Stock Option Plan or the 2005 Equity Incentive Plan, however these plans shall remain in effect with respect to options and restricted stock awards previously granted. As of June 30, 2013, there have been no awards granted under the Plan.

Prior to the approval of the Plan, the Company granted restricted stock awards to directors and employees under the 2005 Equity Incentive Plan. Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period. On April 30, 2013, the Company granted 138,500 restricted stock awards to employees with various vesting periods as follows: 50% or 69,250 awards that vest in three years, 25% or 34,625 awards that vest in four years, and 25% or 34,625 awards that vest in five years. On May 15, 2012, the Company granted 145,000 restricted stock awards to employees with various vesting periods as follows: 50% or 72,500 awards that vest in three years, 25% or 36,250 awards that vest in four years, and 25% or 36,250 awards that vest in five years.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $205,000 and $393,000 for the three and six months ended June 30, 2013 and $74,000 and $210,000 for the three and six months ended June 30, 2012, respectively. The fair value of restricted stock awards that vested during the three and six months ended June 30, 2013 was $511,000 and $534,000, respectively, and $278,700 and $314,700, for the three and six months ended June 30, 2012, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,
	2013		2012
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	563,516	$4.23	536,733	$4.03
Granted	138,500	5.82	145,000	4.85
Vested	(124,047)	4.31	(70,540)	4.46
Forfeited and surrendered	(4,750)	4.03	(39,625)	4.05
Ending balance	573,219	$4.60	571,568	$4.17

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or cancelled under the 2004 Founder Stock Option Plan for the six months ended June 30, 2013 or 2012. The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.65 and 1.66 years at June 30, 2013 and 2012, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at June 30, 2013 and 2012. At June 30, 2013 and 2012, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the six months ended June 30, 2013 or 2012. The remaining contractual life of the Director and Employee Stock Options outstanding was 1.14 and 2.15 years at June 30, 2013 and 2012, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at June 30, 2013 and 2012. At June 30, 2013 and 2012, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of June 30, 2013:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	8,000	133,700	—

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	—

2005 Equity Incentive Plan	1,200,000	621,554	573,219	—

2013 Equity Incentive Plan	750,000	—	—	750,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2013 and December 31, 2012 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total Risk-Based Capital Ratio	$55,335	15.04%	$54,335	14.77%	$29,438	8.00%	$36,797	10.00%
Tier 1 Risk-Based Capital Ratio	$50,707	13.78%	$49,708	13.51%	$14,719	4.00%	$22,078	6.00%
Tier 1 Leverage Ratio	$50,707	10.32%	$49,708	10.13%	$19,646	4.00%	$24,541	5.00%

December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	$19,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended June 30, 2013.

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

Summary of the Results of Operations and Financial Condition

For the three months ended June 30, 2013 and 2012, the Company recorded net income of $4.4 million, or $0.49 per diluted share, and $751,000, or $0.09 per diluted share, respectively. The increase in net income for the three months ended June 30, 2013, as compared to the same period last year, is primarily related to increases in net interest income and non-interest income of $485,000 and $348,000, respectively, as well as the reversal of our deferred tax valuation allowance, which resulted in an income tax benefit of approximately $3.2 million. These increases were partially offset by an increase in non-interest expenses of $418,000.

For the six months ended June 30, 2013 and 2012, the Company recorded net income of $5.8 million, or $0.65 per diluted share, and $1.3 million, or $0.15 per diluted share, respectively. The increase in net income for the six months ended June 30, 2013, as compared to the same period last year, is primarily related to increases in net interest income and non-interest income of $1.1 million and $360,000, respectively, as well as a reduction of provision for loan losses of $500,000 and the reversal of our deferred tax valuation allowance, which resulted in an income tax benefit of approximately $3.2 million. These increases were partially offset by an increase in non-interest expenses of $643,000.

Total assets at June 30, 2013 were $489.3 million, representing a decrease of approximately $9.8 million, or 2.0%, from $499.2 million at December 31, 2012. Cash and cash equivalents at June 30, 2013 were $29.8 million, representing a decrease of $20.7 million, or 41.0%, from $50.6 million at December 31, 2012. The decline in cash and cash equivalents was primarily related to the increase in loan fundings during the six months ended June 30, 2013. Loans increased by $45.7 million during the quarter from $266.7 million at December 31, 2012 to $312.3 million at June 30, 2013. The majority of growth within our loan portfolio related to increases of $16.5 million in our single-family loans, $8.8 million in multi-family loans, $7.5 million in commercial real estate loans and $11.3 million in construction and land development loans. Investment securities were $143.7 million at June 30, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $37.5 million, or 20.7%. The weighted average life of our investment securities was 2.48 years and 2.80 years at June 30, 2013 and December 31, 2012, respectively.

Total liabilities at June 30, 2013 decreased by $14.0 million, or 3.1%, to $436.0 million compared to $450.0 million at December 31, 2012. This decrease is primarily due to a $9.8 million decline in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $357.8 million and $371.4 million at June 30, 2013 and December 31, 2012, respectively, representing a decrease of $13.6 million, or 3.7%.

Average interest earning assets increased $52.0 million, from $440.3 million for the three months ended June 30, 2012 to $492.3 million for the three months ended June 30, 2013. The weighted average interest rate on interest earning assets was 3.32% for both the three months ended June 30, 2013 and 2012, respectively. Declines in loan yield during the current quarter were offset by an increase in the average balance of loans relative to total earning assets as compared to the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest earning assets increased $57.8 million, from $427.4 million for the six months ended June 30, 2012 to $485.2 million for the six months ended June 30, 2013. The weighted average interest rate on interest earning assets was 3.39% and 3.37% for the six months ended June 30, 2013 and 2012, respectively. This improvement in weighted average interest rate was primarily attributable to $294,000 of interest income recognized during the six months ended June 30, 2013 in connection with the pay-off of non-accrual and previously charged-off loans. Excluding the impact of these pay-offs, our net interest margin would have declined, as compared to the same period last year. As discussed above, this decline was primarily due to a decrease in loan yield, partially offset by an increase in the average balance of loans relative to total earning assets as compared to the same period last year. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

Average interest bearing deposits and borrowings decreased $856,000, from $253.8 million for the three months ended June 30, 2012 to $253.0 million for the three months ended June 30, 2013. The average cost of interest bearing deposits and borrowings was 0.33% during the three months ended June 30, 2013 compared to 0.40% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

Average interest bearing deposits and borrowings increased $1.3 million, from $249.0 million for the six months ended June 30, 2012 to $250.3 million for the six months ended June 30, 2013. The average cost of interest bearing deposits and borrowings was 0.33% during the six months ended June 30, 2013 compared to 0.40% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

At June 30, 2013, stockholders’ equity totaled $53.3 million, or 10.9% of total assets, as compared to $49.2 million, or 9.9% of total assets, at December 31, 2012. The Company’s book value per share of common stock was $5.77 as of June 30, 2013, compared to $5.12 and $5.38 per share as of June 30 and December 31, 2012, respectively.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Annualized return on average assets	3.55%	0.67%	2.40%	0.62%

Annualized return on average stockholders’ equity	34.28%	6.53%	23.29%	5.89%

Average stockholders’ equity to average assets	10.37%	10.30%	10.29%	10.52%

Net interest margin	3.15%	3.09%	3.22%	3.14%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at June 30, 2013 and 2012. There was no change in the targeted federal funds rate during the three and six months ended June 30, 2013 and 2012, remaining at 0.00%-0.25%.

The Company, through its asset and liability management policies and practices, seeks to maximize net interest income without exposing the Company to a level of interest rate risk deemed excessive by management. Interest rate risk is managed by monitoring the pricing, maturity and re-pricing characteristics of all classes of interest bearing assets and liabilities. This is discussed in more detail in Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management.”

During the three months ended June 30, 2013, net interest income was $3.9 million, compared to $3.4 million for the same period last year. The increase was primarily attributable to additional interest earned in connection with our loan portfolio as compared to the same period last year. The average balances of our loan portfolio were $308.6 million and $233.5 million during the three months ended June 30, 2013 and 2012, respectively.

The Company’s net interest spread was 2.99% for the three months ended June 30, 2013 compared to 2.92% for the same period last year.

The Company’s net interest margin was 3.15% for the three months ended June 30, 2013, compared to 3.09% for the same period last year. This 6 basis point improvement in net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year and a decline in the cost of our interest bearing liabilities as compared to the same periods last year. The improvement in net interest margin was partially offset by a general decline in the loan yields. The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.33% and 0.40% during the three months ended June 30, 2013 and 2012, respectively. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,
	2013			2012
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$20,139	$13	0.25%	$56,736	$36	0.25%
U.S. Gov’t Treasuries	2,201	18	3.35%	2,176	29	5.42%
Corporate notes	33,827	180	2.13%	25,174	131	2.08%
Residential mortgage-backed securities	123,248	516	1.67%	119,314	704	2.36%
Federal Reserve Bank stock	1,428	21	6.00%	1,299	19	6.00%
Federal Home Loan Bank stock	2,884	20	2.80%	2,187	2	0.39%
Loans (1) (2)	308,575	3,307	4.30%	233,462	2,717	4.68%
Earning assets	492,302	4,075	3.32%	440,348	3,638	3.32%
Other assets	4,439			8,403
Total assets	$496,741			$448,751
Liabilities & Equity
Interest checking (NOW)	$21,454	8	0.16%	$21,479	10	0.17%
Money market deposits and savings	153,946	88	0.23%	160,929	135	0.34%
CDs	46,867	28	0.24%	46,405	35	0.31%
Borrowings	30,690	83	1.08%	25,000	75	1.21%
Total interest bearing deposits and borrowings	252,957	207	0.33%	253,813	255	0.40%
Demand deposits	189,156			145,819
Other liabilities	3,132			2,876
Total liabilities	445,245			402,508
Equity	51,496			46,243
Total liabilities & equity	$496,741			$448,751

Net interest income / spread		$3,868	2.99%		$3,383	2.92%

Net interest margin			3.15%			3.09%

____________________________

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion of $11,000 and none for the three months ended June 30, 2013 and 2012, respectively.

(2)	Includes average non-accrual loans of $983,000 and $7.1 million for the three months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(23)	$—	$(23)
U.S. Gov’t Treasuries	—	(11)	(11)
Corporate notes	46	3	49
Residential mortgage-backed securities	23	(211)	(188)
Federal Reserve Bank stock	2	—	2
Federal Home Loan Bank stock	1	17	18
Loans	820	(230)	590
Total increase (decrease) in interest income	869	(432)	437
Interest expense:
Interest checking (NOW)	—	(2)	(2)
Money market deposits and savings	(6)	(41)	(47)
CDs	—	(7)	(7)
Borrowings	16	(8)	8
Total increase (decrease) in interest expense	10	(58)	(48)
Net increase (decrease) in net interest income	$859	$(374)	$485

During the six months ended June 30, 2013, net interest income was $7.8 million, compared to $6.7 million for the same period last year. The increase was primarily attributable to additional interest earned in connection with our loan portfolio as compared to the same period last year. The average balances of our loan portfolio were $290.8 million and $231.5 million during the six months ended June 30, 2013 and 2012, respectively. In addition, during the six months ended June 30, 2013, the Company recognized $294,000 of interest income in connection with the pay-off of non-accrual and previously charged off loans.

The Company’s net interest spread was 3.06% for the six months ended June 30, 2013 compared to 2.97% for the same period last year.

The Company’s net interest margin was 3.22% for the six months ended June 30, 2013, compared to 3.14% for the same period last year. This 8 basis point improvement in net interest margin is primarily due to the interest income recognized as a part of the pay-offs discussed above. Excluding the impact of these pay-offs, our net interest margin would have declined, as compared to the same period last year. This decline was primarily due to a decrease in loan yield, partially offset by an increase in the average balance of loans relative to total earning assets as compared to the same period last year and a decline in the cost of our interest bearing liabilities. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields. The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.33% and 0.40% during the six months ended June 30, 2013 and 2012, respectively.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,
	2013			2012
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$23,135	$29	0.25%	$54,729	$68	0.25%
U.S. Gov’t Treasuries	2,204	7	0.59%	2,165	29	2.71%
Corporate notes	34,405	368	2.14%	16,946	168	1.98%
Residential mortgage-backed securities	130,545	1,118	1.71%	118,801	1,421	2.39%
Federal Reserve Bank stock	1,395	42	6.00%	1,282	38	6.00%
Federal Home Loan Bank stock	2,651	34	2.59%	1,935	4	0.44%
Loans (1) (2)	290,826	6,565	4.55%	231,530	5,451	4.73%
Earning assets	485,161	8,163	3.39%	427,388	7,179	3.37%
Other assets	6,614			8,276
Total assets	$491,775			$435,664
Liabilities & Equity
Interest checking (NOW)	$22,477	18	0.16%	$20,777	19	0.18%
Money market deposits and savings	153,968	178	0.23%	156,908	262	0.34%
CDs	45,934	58	0.26%	46,349	67	0.29%
Borrowings	27,886	157	1.14%	25,001	149	1.20%
Total interest bearing deposits and borrowings	250,265	411	0.33%	249,035	497	0.40%
Demand deposits	187,527			137,777
Other liabilities	3,397			3,001
Total liabilities	441,189			389,813
Equity	50,586			45,851
Total liabilities & equity	$491,775			$435,664

Net interest income / spread		$7,752	3.06%		$6,682	2.97%

Net interest margin			3.22%			3.14%

____________________________

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination (cost amortization) and fee accretion of ($1,000) and $10,000 for the six months ended June 30, 2013 and 2012, respectively.

(2)	Includes average non-accrual loans of $1.1 million and $7.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

	Six Months Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(39)	$—	$(39)
U.S. Gov’t Treasuries	1	(23)	(22)
Corporate notes	185	15	200
Residential mortgage-backed securities	129	(432)	(303)
Federal Reserve Bank stock	4	—	4
Federal Home Loan Bank stock	2	28	30
Loans	1,353	(239)	1,114
Total increase (decrease) in interest income	1,635	(651)	984
Interest expense:
Interest checking (NOW)	2	(3)	(1)
Money market deposits and savings	(5)	(79)	(84)
CDs	(1)	(8)	(9)
Borrowings	17	(9)	8
Total increase (decrease) in interest expense	13	(99)	(86)
Net increase (decrease) in net interest income	$1,622	$(552)	$1,070

Provision for Loan Losses

There was no provision for loan losses for the three months ended June 30, 2013 and the three and six months ended June 30, 2012. During the six months ended June 30, 2013, we reversed $500,000 of provision for loan losses. The reversal in provision for loan losses is primarily due to $1.1 million of loan recoveries during the six months ended June 30, 2013, as well as the continued improvement in the level of our criticized and classified loans. These declines were partially offset by additional provisions required for the $45.7 million increase in our loan portfolio during the six months ended June 30, 2013. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $737,000, $2.4 million and none, respectively, at June 30, 2013, compared to $1.9 million, $9.0 million and none, respectively, at June 30, 2012. We had net recoveries of $1,000 and $1.1 million during the three and six months ended June 30, 2013, respectively, compared to net charge-offs of $422,000 and $418,000, respectively, during the same periods last year. Management believes that the ALL as of June 30, 2013 and December 31, 2012 was adequate to absorb known and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.36% and 0.70% at June 30, 2013 and December 31, 2012, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.25% and 0.39% at June 30, 2013 and December 31, 2012, respectively.

Non-Interest Income

Non-interest income was $837,000 and $1.2 million for the three and six months ended June 30, 2013, compared to $489,000 and $836,000 for the same periods last year. The increase during the three and six months ended June 30, 2013, as compared to the same period last year, was primarily related to a $535,000 gain in connection with the sale of $10.8 million of investment securities. With the exception of such gain, non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program. During the first quarter of 2013, the Company terminated this program and does not anticipate any further loan arrangement fee earnings subsequent to the second quarter of 2013.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees. Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider. The Company initially funds student loans originated by the student loan provider in exchange for non-interest income. All purchase commitments are supported by collateralized deposit accounts. See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for more information regarding non-interest income for the three and six months ended June 30, 2013 and 2012.

Non-Interest Expense

Non-interest expense was $3.5 million and $6.8 million for the three and six months ended June 30, 2013, respectively, compared to $3.1 million and $6.1 million for the same periods last year. Compensation and benefits was $2.0 million and $4.0 million for the three and six months ended June 30, 2013, respectively, compared to $1.6 million and $3.3 million for the same periods last year. Occupancy expense was $379,000 and $736,000 for the three and six months ended June 30, 2013, respectively, compared to $328,000 and $626,000 for the same periods last year. The increase in non-interest expense during the three and six months ended June 30, 2013 as compared to the same periods last year is primarily due to the additional costs incurred related to expanding the Bank’s business development and related operational support teams.

Income Tax Provision

During the three and six months ended June 30, 2013, we recorded a tax benefit of approximately $3.2 million, compared to a tax expense of $19,000 and $35,000 for the same periods last year. The tax benefit recognized was related to the reversal of the Company’s deferred tax valuation allowance that had been previously established during the year ended December 31, 2009.

During the year ended December 31, 2009, we established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. At June 30, 2013, we reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, we reversed the full amount of the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of our loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

Financial Condition

Assets

Total assets at June 30, 2013 were $489.3 million, representing a decrease of approximately $9.8 million, or 2.0%, from $499.2 million at December 31, 2012. Cash and cash equivalents at June 30, 2013 were $29.8 million, representing a decrease of $20.7 million, or 41.0%, from $50.6 million at December 31, 2012. The decline in cash and cash equivalents was primarily related to the increase in loan fundings during the six months ended June 30, 2013. Loans increased by $45.7 million during the quarter from $266.7 million at December 31, 2012 to $312.3 million at June 30, 2013. The majority of growth within our loan portfolio related to increases of $16.5 million in our single-family loans, $8.8 million in multi-family loans, $7.5 million in commercial real estate loans and $11.3 million in construction and land development loans. Loan originations were $41.1 million and $107.4 million during the three and six months ended June 30, 2013, compared to $21.2 million and $46.9 million during the same periods last year. Prepayment speeds for the three and six months ended June 30, 2013 were 19.2% and 17.3%, respectively, compared to 16.2% and 23.1% for the same periods last year. Investment securities were $143.7 million at June 30, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $37.5 million, or 20.7%. The weighted average life of our investment securities was 2.48 years and 2.80 years at June 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $29.8 million and $50.6 million at June 30, 2013 and December 31, 2012, respectively. The decline in cash and cash equivalents is primarily related to loan fundings during the six months ended June 30, 2013. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At June 30, 2013, investment securities totaled $143.7 million compared to $181.2 million at December 31, 2012. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At June 30, 2013 and December 31, 2012, the weighted average yield and weighed average life of these residential-mortgage backed securities were 1.68% and 1.95%, respectively, and 2.67 years and 2.92 years, respectively. In addition, the Company’s investment portfolio consisted of $30.1 million and $35.3 million of investment grade corporate notes at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the weighted average yield and weighed average life of these corporate notes were 2.03% and 2.19%, respectively, and 1.77 years and 2.26 years, respectively.

During the three and six months ended June 30, 2013, the Company sold a total of $10.8 million of available for sale securities, consisting of forty-one residential mortgage-backed securities and two corporate notes. This sale resulted in a realized gain of $535,000, which was recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. The Company did not sell any available for sale securities during the three and six months ended June 30, 2012. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 17.3%, or $45.0 million, from $260.7 million at December 31, 2012 to $305.7 million at June 30, 2013. As of June 30, 2013 and December 31, 2012, total loans outstanding totaled $312.3 million and $266.7 million, respectively. The majority of growth within our loan portfolio related to increases of $16.5 million in our single-family loans, $8.8 million in multi-family loans, $7.5 million in commercial real estate loans and $11.3 million in construction and land development loans. Loan originations were $41.1 million and $107.4 million during the three and six months ended June 30, 2013, respectively, compared to $21.2 million and $46.9 million during the same periods last year. Prepayment speeds for the three and six months ended June 30, 2013 were 19.2% and 17.3%, respectively, compared to 16.2% and 23.1% for the same periods last year.

As of June 30, 2013 and December 31, 2012, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans:
Commercial	$769	$1,509
Consumer and other	345	345
Total non-accrual loans	1,114	1,854
Other real estate owned (“OREO”)	90	90
Total non-performing assets	$1,204	$1,944

Non-performing assets to gross loans and OREO	0.39%	0.73%
Non-performing assets to total assets	0.25%	0.39%

Non-accrual loans totaled $1.1 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively. The decline in non-performing loans during the six months ended June 30, 2013 was primarily related to the full repayment of two loans that had been classified as non-performing at December 31, 2012. At June 30, 2013, there were no loans that were over 90 days past due and accruing interest. At December 31, 2012, there was one loan with a balance of $2.3 million that was over 90 days past due and accruing interest. This loan continued to accrue interest because it was well secured and in the process of collection. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $10,000 and $25,000 for the three and six months ended June 30, 2013, respectively, compared to $81,000 and $153,000 for the same periods last year. As a percentage of total assets, the amount of non-performing assets was 0.25% and 0.39% at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, non-accrual loans consisted of two commercial loans totaling $769,000 and one consumer and other loan totaling $345,000. At December 31, 2012, non-accrual loans consisted of three commercial loans totaling $1.5 million and one consumer and other loan totaling $345,000.

At June 30, 2013 and December 31, 2012, OREO consisted of one undeveloped land property totaling $90,000. This property is located in Southern California.

At June 30, 2013 and December 31, 2012, the recorded investment in impaired loans was $1.4 million and $2.1 million, respectively. At June 30, 2013 and December 31, 2012, the Company had a specific allowance for loan losses of $50,000 and $500,000, respectively, on impaired loans of $198,000 and $811,000, respectively. There were $1.2 million and $1.3 million, respectively, of impaired loans with no specific allowance for loan losses at June 30, 2013 and December 31, 2012, respectively. The average outstanding balance of impaired loans for the six months ended June 30, 2013 was $1.4 million compared to $7.6 million for the same period last year. As of June 30, 2013 and December 31, 2012, there was $1.1 million and $1.9 million, respectively, of impaired loans on non-accrual status. During the three and six months ended June 30, 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $5,000, respectively, compared to $3,000 and $6,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of June 30, 2013 and December 31, 2012 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$1,631	$3,200	$698	$741	$349	$6,619
Provision for loan losses	(100)	(25)	50	25	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620

Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,800)	725	240	355	(20)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,055	—	—	—	50	1,105
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620

Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,290	$1,605	$548	$511	$334	$5,288
Provision for loan losses	(325)	475	(85)	(50)	(15)	—
Charge-offs	(22)	(400)	—	—	—	(422)
Recoveries	—	—	—	—	—	—
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(625)	825	(120)	(50)	(30)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	9	3	—	—	—	12
Ending balance	$1,943	$1,680	$463	$461	$319	$4,866

There were no loans acquired with deteriorated credit quality during the three and six months ended June 30, 2013 and 2012.

The ALL was $6.6 million, or 2.12% of our total loan portfolio, at June 30, 2013, compared to $6.0 million, or 2.26%, at December 31, 2012. During the six months ended June 30, 2013, our non-performing loans decreased to $1.1 million from $1.9 million at December 31, 2012. The ratio of our ALL to non-performing loans was 594.06% at June 30, 2013 compared to 324.36% at December 31, 2012. In addition, our ratio of non-performing loans to total loans was 0.36% and 0.70% at June 30, 2013 and December 31, 2012, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. At June 30, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the full amount of the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At June 30, 2013, we had a net deferred tax asset of approximately $2.9 million, compared to net deferred tax liability for net unrealized gains on investment securities of $1.7 million at December 31, 2012. Our net deferred tax asset at June 30, 2013, primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historical financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis. Management may reestablish a valuation allowances in the future to the extent that it is determined that it is more likely than not that these assets will not be realized.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At June 30, 2013, total deposits were $406.9 million compared to $416.7 million at December 31, 2012, representing a decrease of 2.4%, or $9.8 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $357.8 million and $371.4 million at June 30, 2013 and December 31, 2012, respectively, representing a decrease of $13.6 million, or 3.7%.

The following table reflects a summary of deposit categories by dollar and percentage at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$192,028	47.2%	$196,026	47.0%
Interest bearing checking	16,933	4.2%	23,233	5.6%
Money market deposits and savings	148,874	36.6%	152,094	36.5%
Certificates of deposit	49,026	12.0%	45,328	10.9%
Total	$406,861	100.0%	$416,681	100.0%

At June 30, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 9.3% of total deposits. The deposits outstanding at June 30, 2013 are scheduled to mature in the third and fourth quarters of 2013. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2012, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.2% of total deposits. The Company was required to pledge $41.8 million and $37.4 million of agency mortgage backed securities at June 30, 2013 and December 31, 2012, respectively, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

At June 30, 2013, the Company had $5.1 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 1.2% of total deposits. At December 31, 2012, the Company had $5.2 million of CDARS deposits, which represented 1.3 % of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at June 30, 2013 and December 31, 2012 was $48.0 million and $44.0 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at June 30, 2013, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$30,332
Due after 3 months and within 6 months	17,273
Due after 6 months and within 12 months	375
Due after 12 months	—
Total	$47,980

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 25.5% at June 30, 2013 and 37.1% at December 31, 2012.

At June 30, 2013 and December 31, 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $149.1 million and $105.1 million, respectively. The Company had $27.5 million and $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2013 and December 31, 2012, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2013 and December 31, 2012. During the three and six months ended June 30, 2013, the Company had an average short-term borrowing balance of $3.5 million and $1.7 million, respectively, under this credit facility, incurring $2,000 in interest expense during these periods.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2013 and December 31, 2012 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2013	December 31, 2012
May 23, 2013	0.63%	$—	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	—
Total		$27,500	$25,000

At June 30, 2013 and December 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013. The Company did not incur any material interest expense charges in connection with this borrowing. As of June 30, 2013 and December 31, 2012, the Company had pledged $3.6 million and $6.2 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of June 30, 2013, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At June 30, 2013, the Company had total stockholders’ equity of $53.3 million, which included $111,000 in common stock, $65.4 million in additional paid-in capital, $5.1 million in accumulated deficit, $506,000 in accumulated other comprehensive income, and $7.7 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2013 and December 31, 2012 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total Risk-Based Capital Ratio	$55,335	15.04%	$54,335	14.77%	$29,438	8.00%	$36,797	10.00%
Tier 1 Risk-Based Capital Ratio	$50,707	13.78%	$49,708	13.51%	$14,719	4.00%	$22,078	6.00%
Tier 1 Leverage Ratio	$50,707	10.32%	$49,708	10.13%	$19,646	4.00%	$24,541	5.00%

December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	$19,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact.

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

(in thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$84,378	$74,230
Commitments to extend credit to directors and officers (undisbursed amount)	$936	$561
Standby/commercial letters of credit	$2,226	$1,900
Guarantees on revolving credit card limits	$239	$217
Outstanding credit card balances	$56	$67

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of June 30, 2013 and December 31, 2012, the allowance for unfunded commitments was unchanged at $203,000, which represented 0.23% and 0.26% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2013.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
April 1-30, 2013	—	$—	—	$29
May 1-31, 2013	—	—	—	29
June 1-30, 2013	—	—	—	29
Total	—	$—	—	$29

______________________________
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

(a)           Additional Disclosures. None.

(b)          Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended June 30, 2013. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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