Form 10-Q
period 2013-09-30
1st Century Bancshares, Inc.
filed 2013-11-06
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

9,278,403 shares of common stock of the registrant were outstanding as of November 1, 2013.

 1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2013

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q. With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995, as amended. The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, on assumptions made by, and information available to, management at the time such statements are first made. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition. Accordingly, investors should use caution in placing any reliance on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; the possibility that we will be unable to comply with the requirements set forth in the OCC’s Consent Order, which could result in restrictions on our operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

  Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$7,739	$6,967
Interest earning deposits at other financial institutions	39,978	43,588
Total cash and cash equivalents	47,717	50,555
Investment securities — Available for Sale (“AFS”), at estimated fair value	124,055	181,225
Loans, net of allowance for loan losses of $6,835 and $6,015 at September 30, 2013 and December 31, 2012, respectively	349,871	260,656
Premises and equipment, net	1,318	1,020
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,502	3,778
Accrued interest and other assets	4,864	1,939
Total Assets	$532,327	$499,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$225,001	$196,026
Interest bearing deposits:
Interest bearing checking (“NOW”)	19,323	23,233
Money market deposits and savings	161,007	152,094
Certificates of deposit less than $100	895	1,341
Certificates of deposit of $100 or greater	42,027	43,987
Total deposits	448,253	416,681
Other borrowings	27,500	29,475
Accrued interest and other liabilities	2,139	3,844
Total Liabilities	477,892	450,000

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 11,118,310 and 10,965,560 issued at September 30, 2013 and December 31, 2012, respectively	111	110
Additional paid-in capital	65,729	65,038
Accumulated deficit	(4,253)	(10,899)
Accumulated other comprehensive income	498	2,436
Treasury stock at cost — 1,851,807 and 1,828,432 shares at September 30, 2013 and December 31, 2012, respectively	(7,650)	(7,512)
Total Stockholders’ Equity	54,435	49,173
Total Liabilities and Stockholders’ Equity	$532,327	$499,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and fee income on:
Loans	$3,507	$2,703	$10,072	$8,154
Investments	612	908	2,105	2,526
Other	89	55	194	165
Total interest and fee income	4,208	3,666	12,371	10,845

Interest expense on:
Deposits	115	164	369	512
Borrowings	84	76	241	225
Total interest expense	199	240	610	737
Net interest income	4,009	3,426	11,761	10,108

Provision for (reduction of) loan losses	200	—	(300)	—
Net interest income after provision for (reduction of) loan losses	3,809	3,426	12,061	10,108

Non-interest income	405	424	1,601	1,260

Non-interest expenses:
Compensation and benefits	2,024	1,691	5,976	4,992
Occupancy	342	301	1,078	927
Professional fees	175	175	491	517
Technology	180	176	550	521
Marketing	62	72	204	204
FDIC assessments	55	82	198	241
Other operating expenses	573	641	1,697	1,876
Total non-interest expenses	3,411	3,138	10,194	9,278
Income before income taxes	803	712	3,468	2,090
Income tax provision (benefit)	-	25	(3,178)	60
Net income	803	687	6,646	2,030

Other Comprehensive Income:
Unrealized holding gain (loss) on AFS investments, net of taxes	92	1,080	(1,523)	1,365
Reclassification adjustment for net gains included in net income, net of taxes	(100)	—	(415)	—
Comprehensive Income	$795	$1,767	$4,708	$3,395

Basic earnings per share	$0.09	$0.08	$0.77	$0.24
Diluted earnings per share	$0.09	$0.08	$0.74	$0.23

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Restricted stock issued	145,000	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	(39,625)	(1)	(69)	—	—	—	—	(70)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	430	—	—	—	—	430
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(15,337)	(75)	(75)
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	2,030	—	—	—	2,030
Other comprehensive income	—	—	—	—	1,365	—	—	1,365
Balance at September 30, 2012	10,946,408	$109	$64,847	$(11,811)	$2,932	(1,828,432)	$(7,512)	$48,565

Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Restricted stock issued	138,500	1	(1)	—	—	—	—	—
Forfeiture of restricted stock	(4,750)	—	(11)	—	—	—	—	(11)
Exercise of stock options	19,000	—	95	—	—	—	—	95
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	608	—	—	—	—	608
Shares surrendered to pay taxes on vesting of restricted stock	—	—	—	—	—	(23,270)	(138)	(138)
Common stock repurchased	—	—	—	—	—	(105)	(0)	(0)
Net income	—	—	—	6,646	—	—	—	6,646
Other comprehensive loss	—	—	—	—	(1,938)	—	—	(1,938)
Balance at September 30, 2013	11,118,310	$111	$65,729	$(4,253)	$498	(1,851,807)	$(7,650)	$54,435

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,646	$2,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	377	328
Amortization of premiums on investment securities, net	1,348	1,069
Provision for (reduction of) loan losses	(300)	—
Deferred income tax benefit	(3,310)	—
Accretion of deferred loan fees, net of costs	(14)	(40)
Gain on sale of AFS investment securities	(705)	—
Non-cash stock compensation, net of forfeitures	597	360
Decrease (increase) in accrued interest and other assets	36	(172)
(Decrease) increase in accrued interest and other liabilities	(2)	191
Net cash provided by operating activities	4,673	3,766
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	—	(90,778)
Maturities and principal reductions	33,788	27,277
Proceeds from sale of AFS investment securities	19,447	—
Increase in loans, net	(88,901)	(8,818)
Purchase of premises and equipment	(675)	(299)
Purchase of FRB stock and FHLB stock	(724)	(759)
Net cash used in investing activities	(37,065)	(73,377)
Cash flows from financing activities:
Net increase in deposits	31,572	64,428
Net repayment of short-term borrowings	(4,475)	—
Proceeds from other long-term borrowings	5,000	—
Repayment of other long-term borrowings	(2,500)	—
Proceeds from exercise of stock options	95	—
Purchase of treasury stock	—	(166)
Shares surrendered to pay taxes on vesting of restricted stock	(138)	(75)
Net cash provided by financing activities	29,554	64,187
Decrease in cash and cash equivalents	(2,838)	(5,424)
Cash and cash equivalents, beginning of period	50,555	41,926
Cash and cash equivalents, end of period	$47,717	$36,502

Supplemental cash flow information:
Cash paid during the period for:
Interest	$733	$656
Income taxes	$133	$124

Supplemental disclosure of non-cash investing activity:
Transfer of commercial real estate loan to other real estate owned (“OREO”)	$—	$140

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2013.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. During the nine months ended September 30, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At September 30, 2013, we had a net deferred tax asset of approximately $3.0 million, compared to net deferred tax liability for net unrealized gains on investment securities of $1.7 million at December 31, 2012. Our net deferred tax asset at September 30, 2013, primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

At September 30, 2013 and December 31, 2012, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three and nine months ended September 30, 2013, there were 350,073 and 370,073, respectively, of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2012, there were 1,179,373 weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2013, there were none and 78,128, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2012, there were none and 145,000, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$803	$687	$6,646	$2,030
Average number of common shares outstanding	8,666,447	8,531,823	8,619,670	8,552,857
Effect of dilution of stock options	243,673	—	139,944	—
Effect of dilution of restricted stock	274,383	286,754	268,855	269,015
Average number of common shares outstanding used to calculate diluted earnings per common share	9,184,503	8,818,577	9,028,469	8,821,872

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

(2)           Investments

The following is a summary of the investments categorized as Available for Sale at September 30, 2013 and December 31, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2013:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,147	$27	$—	$2,174
Corporate Notes	18,293	164	—	18,457
Residential Mortgage-Backed Securities	102,768	1,344	(688)	103,424
Total	$123,208	$1,535	$(688)	$124,055
At December 31, 2012:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,136	$71	$—	$2,207
Corporate Notes	34,534	741	—	35,275
Residential Mortgage-Backed Securities	140,416	3,345	(18)	143,743
Total	$177,086	$4,157	$(18)	$181,225

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at September 30, 2013 or December 31, 2012. At September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at September 30, 2013 and December 31, 2012, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $48.3 million and $47.7 million, respectively. Deposits from the State of California were $38.0 million and $34.0 million at September 30, 2013 and December 31, 2012, respectively.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at September 30, 2013. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 2.98 years at September 30, 2013.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Treasuries	$—	—%	$2,174	0.13%	$—	—%	$—	—%	$2,174	0.13%
Corporate Notes	9,520	2.68	8,937	1.63	—	—	—	—	18,457	2.17
Residential Mortgage-Backed Securities	—	—	—	—	58,123	1.62	45,301	2.10	103,424	1.83
Total	$9,520	2.68%	$11,111	1.33%	$58,123	1.62%	$45,301	2.10%	$124,055	1.85%

A total of thirty-two and four securities had unrealized losses at September 30, 2013 and December 31, 2012, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized		Unrealized
(in thousands)	Losses	Fair Value	Losses	Fair Value
At September 30, 2013:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(678)	$46035	$(10)	$1057

At December 31, 2012:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(18)	$7584	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at September 30, 2013 and December 31, 2012 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the three and nine months ended September 30, 2013, the Company sold a total of $8.6 million and $19.4 million, respectively, of available for sale securities, consisting of residential mortgage-backed securities and corporate notes. The sales resulted in realized gains of $170,000 and $705,000, respectively, which were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. The Company did not sell any available for sale securities during the three and nine months ended September 30, 2012.

(3)          Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 85.9% and 84.5% of all loans are secured by real estate at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$70,518	19.8%	$58,769	22.0%
Commercial real estate	150,610	42.2%	110,031	41.3%
Residential	76,906	21.6%	53,162	19.9%
Land and construction	33,675	9.4%	19,080	7.2%
Consumer and other (2)	24,996	7.0%	25,584	9.6%
Loans, gross	356,705	100.0%	266,626	100.0%
Net deferred costs	1		45
Less — allowance for loan losses	(6,835)		(6,015)
Loans, net	$349,871		$260,656

(1)	Unsecured commercial loan balances were $14.9 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively.
(2)	Unsecured consumer and other loan balances were $3.9 million and $901,000 at September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and nine months ended September 30, 2013 and 2012:

		Commercial		Land and	Consumer
(in thousands)	Commercial	Real Estate	Residential	Construction	and Other	Total
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$1,532	$3,175	$748	$766	$399	$6,620
Provision for (reduction of) loan losses	(15)	175	(75)	100	15	200
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835

Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,815)	900	165	455	(5)	(300)
Charge-offs	—	—	—	—	—	—
Recoveries	1,070	—	—	—	50	1,120
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835

As of September 30, 2013:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,497	3,350	673	866	414	6,800
Total	$1,532	$3,350	$673	$866	$414	$6,835
Loans:
Ending balance: individually evaluated for impairment	$950	$—	$—	$—	$29	$979
Ending balance: collectively evaluated for impairment	69,568	150,610	76,906	33,675	24,967	355,726
Total	$70,518	$150,610	$76,906	$33,675	$24,996	$356,705

Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$1,943	$1,680	$463	$461	$319	$4,866
Provision for loan losses	(180)	220	(25)	—	(15)	—
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,778	$1,900	$438	$461	$304	$4,881

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(805)	1,045	(145)	(50)	(45)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	24	3	—	—	—	27
Ending balance	$1,778	$1,900	$438	$461	$304	$4,881

As of September 30, 2012:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,278	1,900	438	461	304	4,381
Total	$1,778	$1,900	$438	$461	$304	$4,881
Loans:
Ending balance: individually evaluated for impairment	$2,120	$3,117	$—	$1,085	$345	$6,667
Ending balance: collectively evaluated for impairment	56,844	90,472	45,688	20,644	20,933	234,581
Total	$58,964	$93,589	$45,688	$21,729	$21,278	$241,248

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2012:

		Commercial		Land and	Consumer
(in thousands)	Commercial	Real Estate	Residential	Construction	and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,777	2,450	508	411	369	5,515
Total	$2,277	$2,450	$508	$411	$369	$6,015

Loans:
Ending balance: individually evaluated for impairment	$1,799	$—	$—	$—	$345	$2,144
Ending balance: collectively evaluated for impairment	56,970	110,031	53,162	19,080	25,239	264,482
Total	$58,769	$110,031	$53,162	$19,080	$25,584	$266,626

There were no loans acquired with deteriorated credit quality as of September 30, 2013 and December 31, 2012.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of September 30, 2013 and December 31, 2012, the allowance for unfunded lending commitments was $250,000 and $203,000, respectively, and is primarily related to $97.3 million and $74.2 million in commitments to extend credit to customers and $2.3 million and $1.9 million in standby/commercial letters of credit at September 30, 2013 and December 31, 2012, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of September 30, 2013 and December 31, 2012. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. There were no additions to non-performing loans during the nine months ended September 30, 2013 and 2012. Non-performing loans represented 0.2% and 0.7% of total loans at September 30, 2013 and December 31, 2012, respectively. There were no accruing loans past due 90 days or more at September 30, 2013. At December 31, 2012, there was one accruing commercial real estate loan totaling $2.3 million that was past due 90 days or more. This loan continued to accrue interest because it was well secured and in the process of collection.

	30-59	60-89
	Days Past	Days Past	> 90 Days	Total
(in thousands)	Due	Due	Past Due	Past Due	Current	Total
As of September 30, 2013:
Commercial	$—	$—	$714	$714	$69,804	$70,518
Commercial real estate	—	—	—	—	150,610	150,610
Residential	—	—	—	—	76,906	76,906
Land and construction	—	—	—	—	33,675	33,675
Consumer and other	—	—	29	29	24,967	24,996
Totals	$—	$—	$743	$743	$355,962	$356,705

As of December 31, 2012:
Commercial	$599	$577	$812	$1,988	$56,781	$58,769
Commercial real estate	4,828	—	2,300	7,128	102,903	110,031
Residential	—	—	—	—	53,162	53,162
Land and construction	—	—	—	—	19,080	19,080
Consumer and other	—	—	345	345	25,239	25,584
Totals	$5,427	$577	$3,457	$9,461	$257,165	$266,626

The following table sets forth non-accrual loans and other real estate owned at September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans:
Commercial	$714	$1,509
Consumer and other	29	345
Total non-accrual loans	743	1,854
OREO	90	90
Total non-performing assets	$833	$1,944

Non-performing assets to gross loans and OREO	0.23%	0.73%
Non-performing assets to total assets	0.16%	0.39%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at September 30, 2013 and December 31, 2012. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

		Commercial		Land and	Consumer
(in thousands)	Commercial	Real Estate	Residential	Construction	and Other
As of September 30, 2013:
Grade:
Pass	$68,506	$150,008	$76,906	$31,201	$24,918
Special Mention	669	—	—	2,474	—
Substandard	1,343	602	—	—	78
Total	$70,518	$150,610	$76,906	$33,675	$24,996
As of December 31, 2012:
Grade:
Pass	$49,717	$109,397	$53,162	$19,080	$25,190
Special Mention	6,609	—	—	—	—
Substandard	2,443	634	—	—	394
Total	$58,769	$110,031	$53,162	$19,080	$25,584

There were no loans assigned to the Doubtful or Loss grade as of September 30, 2013 and December 31, 2012.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the nine months ended September 30, 2013:
With no related allowance recorded:
Commercial	$807	$1,083	$—	$857
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	310
With an allowance recorded:
Commercial	$143	$147	$35	$160
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$950	$1,230	$35	$1,017
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$310
As of and for the year ended December 31, 2012:
With no related allowance recorded:
Commercial	$988	$1,303	$—	$1,098
Commercial real estate	—	—	—	3,113
Residential	—	—	—	—
Land and construction	—	—	—	1,155
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$811	$1,990	$500	$1,084
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$1,799	$3,293	$500	$2,182
Commercial real estate	$—	$—	$—	$3,113
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$1,155
Consumer and other	$345	$345	$—	$345

During the three and nine months ended September 30, 2012, the average balance of impaired loans was $6.9 million and $7.3 million, respectively. As of September 30, 2013 and December 31, 2012, there was $743,000 and $1.9 million, respectively, of impaired loans on non-accrual status. During the three and nine months ended September 30, 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $7,000, respectively. During the three and nine months ended September 30, 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $9,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three and nine months ended September 30, 2013. Troubled debt restructurings for the three and nine months ended September 30, 2012 are set forth in the following table.

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

The modifications in connection with the troubled debt restructurings during the nine months ended September 30, 2012 were primarily related to extending the amortization period of these loans. The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three and nine months ended September 30, 2013 and 2012. During the three months ended September 30, 2013, there were no defaults recorded on any loans that were modified as troubled debt restructurings. During the nine months ended September 30, 2013, there was one commercial loan, with a recorded investment of $572,000 at September 30, 2013, that defaulted within twelve months of its modification date. As of September 30, 2012, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2013 and December 31, 2012 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	September 30, 2013		December 31, 2012
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,728	$10	$2,800	$107
Commercial loan interest rate swaps	$(2,728)	$10	$(2,800)	$(107)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013 Weighted-Average		December 31, 2012 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.24%	4.85%	3.41%	4.85%
Non-hedging interest rate swaps	4.85%	3.24%	4.85%	3.41%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Non-hedging interest rate derivatives:
Other non-interest income	$10	$26	$(97)	$158
Other non-interest expense	$10	$27	$(97)	$114

(5)            Comprehensive Income

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013
Net income	$803	$687	$6,646	$2,030
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax (expense) benefit of ($65) and $1,064 for the three and nine months ended September 30, 2013, respectively, and ($755) and ($956) for the three and nine months ended September 30, 2012, respectively	92	1,080	(1,523)	1,365
Reclassification for net gains included in earnings, net of tax expense of $70 and $290 for the three and nine months ended September 30, 2013, respectively	(100)	—	(415)	—
Comprehensive income	$795	$1,767	$4,708	$3,395

(6)                                  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at September 30, 2013 and December 31, 2012 are comprised of the following:

(in thousands)	September 30, 2013	December 31, 2012
Leasehold improvements	$1,316	$973
Furniture & equipment	2,423	2,191
Software	761	661
Total	4,500	3,825
Accumulated depreciation	(3,182)	(2,805)
Premises and equipment, net	$1,318	$1,020

Depreciation and amortization included in occupancy expense was $124,000 and $377,000 for the three and nine months ended September 30, 2013, respectively, and $113,000 and $328,000 for the three and nine months ended September 30, 2012, respectively.

(7)            Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$225,001	50.2%	$196,026	47.0%
Interest bearing checking	19,323	4.3%	23,233	5.6%
Money market deposits and savings	161,007	35.9%	152,094	36.5%
Certificates of deposit	42,922	9.6%	45,328	10.9%
Total	$448,253	100.0%	$416,681	100.0%

At September 30, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.5% of total deposits. The deposits outstanding at September 30, 2013 are scheduled to mature in the fourth quarter of 2013. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2012, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.2% of total deposits. The Company was required to pledge $41.8 million and $37.4 million of agency mortgage-backed securities at September 30, 2013 and December 31, 2012, respectively, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $100,000 or greater at September 30, 2013 and December 31, 2012 was $42.0 million and $44.0 million, respectively. At September 30, 2013, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $41.7 million maturing in six months or less, $366,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at September 30, 2013.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$42,334	$528	$—
1.00%	to	1.99%	20	—	40
	Total		$42,354	$528	$40

(8)                                  Other Borrowings

     At September 30, 2013 and December 31, 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $148.9 million and $105.1 million, respectively. The Company had $27.5 million and $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2013 and December 31, 2012, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2013 and December 31, 2012.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2013 and December 31, 2012 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2013	December 31, 2012
May 23, 2013	0.63%	$—	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	—
	Total	$27,500	$25,000

At September 30, 2013 and December 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013. The Company did not incur any material interest expense charges in connection with this borrowing. As of September 30, 2013 and December 31, 2012, the Company had pledged $2.0 million and $6.2 million, respectively, of corporate notes related to these lines of credit.

(9)                                  Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $97.3 million and $74.2 million in commitments to extend credit to customers and $2.3 million and $1.9 million in standby/commercial letters of credit at September 30, 2013 and December 31, 2012, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $232,000 and $67,000 as of September 30, 2013 and December 31, 2012, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in November 2013 and June 2024, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period was $191,000 and $549,000 for the three and nine months ended September 30, 2013, respectively, and $135,000 and $417,000 for the three and nine months ended September 30, 2012, respectively. Sublease income earned was none and $19,000 during the three and nine months ended September 30, 2013, respectively, and $28,000 and $81,000 during the three and nine months ended September 30, 2012, respectively. On April 1, 2013, the Company ended its sublease agreement.

The projected minimum rental payments under the term of the leases at September 30, 2013 are as follows (in thousands):

Years ending December 31,
2013 (October – December)	$173
2014	644
2015	655
2016	675
2017	696
Thereafter	5,057
Total	$7,900

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2013 and December 31, 2012, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2013 (October – December)	$179
2014	499
2015	327
2016	155
2017	50
Thereafter	9
Total	$1,219

(10)                            Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,174	$2,174	$—	$—
Corporate Notes	18,457	—	18,457	—
Residential Mortgage-Backed Securities	103,424	—	103,424	—
Derivative Assets – Interest Rate Swaps	10	—	10	—
Derivative Liabilities – Interest Rate Swaps	10	—	10	—
At December 31, 2012:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,207	$2,207	$—	$—
Corporate Notes	35,275	—	35,275	—
Residential Mortgage-Backed Securities	143,743	—	143,743	—
Derivative Assets – Interest Rate Swaps	107	—	107	—
Derivative Liabilities – Interest Rate Swaps	107	—	107	—

AFS securities — As of September 30, 2013 and December 31, 2012, the Level 2 fair value of the Company’s residential mortgage-backed securities was $103.4 million and $143.7 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2013 and December 31, 2012, the weighted average yield and weighed average life of these securities were 1.83% and 1.95%, respectively, and 2.98 years and 2.92 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three and nine months ended September 30, 2013 and 2012.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2013:
Impaired loans
Commercial	$679	$—	$—	$679
OREO
Land and construction	90	—	—	90
Total	$769	$—	$—	$769
At December 31, 2012:
Impaired loans
Commercial	$889	$—	$—	$889
OREO
Land and construction	90	—	—	90
Total	$979	$—	$—	$979

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

The estimated fair value and carrying amounts of the financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2013
Assets
Cash and cash equivalents	$47,717	$47,717	$—	$—	$47,717
Investment securities	124,055	2,174	121,881	—	124,055
FRB and FHLB stock	4,502	—	—	—	N/A
Loans, net	349,871	—	—	350,151	350,151
Non-hedging interest rate swaps	10	—	10	—	10
Accrued interest receivable	1,382	1,382	—	—	1,382
Liabilities
Non-interest bearing deposits	$225,001	$225,001	$—	$—	$225,001
Interest bearing deposits	223,252	180,330	42,922	—	223,252
Other borrowings	27,500	—	27,637	—	27,637
Non-hedging interest rate swaps	10	—	10	—	10
Accrued interest payable	33	33	—	—	33
As of December 31, 2012
Assets
Cash and cash equivalents	$50,555	$50,555	$—	$—	$50,555
Investment securities	181,225	2,207	179,018	—	181,225
FRB and FHLB stock	3,778	—	—	—	N/A
Loans, net	260,656	—	—	260,482	260,482
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest receivable	1,322	1,322	—	—	1,322
Liabilities
Non-interest bearing deposits	$196,026	$196,026	$—	$—	$196,026
Interest bearing deposits	220,655	175,327	45,328	—	220,655
Other borrowings	29,475	—	29,885	—	29,885
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest payable	157	157	—	—	157

(12)                          Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Loan arrangement fees	$121	$328	665	$895
Gain on sale of AFS investment securities	170	—	705	—
Interest rate swap items	10	26	(97)	158
Service charges and other operating income	104	70	328	207
Total non-interest income	$405	$424	$1,601	$1,260

Non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program. During the first quarter of 2013, the Company terminated this program.

     (13)     Stock-Based Compensation

On May 8, 2013, the shareholders of the Company approved the Company’s 2013 Equity Incentive Plan (the “Plan”), which provides for the grant of up to 750,000 shares of Common Stock to employees, including officers and directors, non-employee directors and consultants. Stock options, stock appreciation rights, restricted stock and other stock awards, and restricted stock units are all available for grant pursuant to the terms and conditions of the Plan. As a result of shareholder approval of the Plan, no further grants will be made under the 2004 Founder Stock Option Plan, the Director and Employee Stock Option Plan or the 2005 Equity Incentive Plan, however these plans shall remain in effect with respect to options and restricted stock awards previously granted. As of September 30, 2013, there have been no awards granted under the Plan.

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $204,000 and $597,000 for the three and nine months ended September 30, 2013 and $150,000 and $360,000 for the three and nine months ended September 30, 2012, respectively. The fair value of restricted stock awards that vested during the three and nine months ended September 30, 2013 was $23,000 and $557,000, respectively, and $32,200 and $346,900, for the three and nine months ended September 30, 2012, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
	2013		2012
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	563,516	$4.23	536,733	$4.03
Granted	138,500	5.82	145,000	4.85
Vested	(130,344)	4.27	(79,413)	4.37
Forfeited and surrendered	(4,750)	4.03	(39,625)	4.05
Ending balance	566,922	$4.61	562,695	$4.19

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the nine months ended September 30, 2013 and 2012, there were 19,000 and none, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. There have been no options granted or cancelled under the 2004 Founder Stock Option Plan for the three and nine months ended September 30, 2013 or 2012. The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.40 and 1.41 years at September 30, 2013 and 2012, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at September 30, 2013 and 2012. At September 30, 2013 and 2012, the weighted average exercise price of the 114,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, exercised or cancelled under the Director and Employee Stock Option Plan for the nine months ended September 30, 2013 or 2012. The remaining contractual life of the Director and Employee Stock Options outstanding was 0.89 and 1.89 years at September 30, 2013 and 2012, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at September 30, 2013 and 2012. At September 30, 2013 and 2012, the weighted average exercise price of the 1,045,673 shares outstanding under the Director and Employee Stock Option Plan was $6.05.

The following tables detail the amount of shares authorized and available under all stock plans as of September 30, 2013:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	27,000	114,700	—

Director and Employee Stock Option Plan	1,434,000	216,924	1,045,673	—

2005 Equity Incentive Plan	1,200,000	627,851	566,922	—

2013 Equity Incentive Plan	750,000	—	—	750,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2013 and December 31, 2012 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total Risk-Based Capital Ratio	$56,976	14.32%	$55,902	14.05%	$31,823	8.00%	$39,779	10.00%
Tier 1 Risk-Based Capital Ratio	$51,977	13.07%	$50,904	12.80%	$15,912	4.00%	$23,867	6.00%
Tier 1 Leverage Ratio	$51,977	9.99%	$50,904	9.78%	$20,824	4.00%	$26,030	5.00%

December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	$19,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

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

Consent Order

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order requires the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act (“BSA”) and other anti-money laundering regulations (“AML”).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States, or GAAP, and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed by us to be relevant, actual results could differ materially and adversely from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended September 30, 2013.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of probable incurred losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by management judgment. During this process, loans are separated into the following portfolio segments: commercial, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment. For commercial loans, commercial real estate loans and land and construction loans, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans. The primary risk consideration for residential loans and consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.

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

                Income Taxes. Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes. A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon management’s evaluation of both positive and negative evidence, including historic financial performance, forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deferred Tax Asset” for further discussion of our deferred tax asset and management’s evaluation of the same.

Summary of Financial Condition and Results of Operations

For the three months ended September 30, 2013 and 2012, the Company recorded net income of $803,000, or $0.09 per diluted share, and $687,000, or $0.08 per diluted share, respectively. The increase in net income for the three months ended September 30, 2013, as compared to the same period last year, is primarily related to an increase in net interest income of $583,000, partially offset by increases in non-interest expenses of $273,000 and provision for loan losses of $200,000.

For the nine months ended September 30, 2013 and 2012, the Company recorded net income of $6.6 million, or $0.74 per diluted share, and $2.0 million, or $0.23 per diluted share, respectively. The increase in net income for the nine months ended September 30, 2013, as compared to the same period last year, is primarily related to increases in net interest income and non-interest income of $1.7 million and $340,000, respectively, as well as a reduction of provision for loan losses of $300,000 and the reversal of our deferred tax valuation allowance, which resulted in an income tax benefit of approximately $3.2 million. These increases were partially offset by an increase in non-interest expenses of $916,000.

Total assets at September 30, 2013 were $532.3 million, representing an increase of approximately $33.2 million, or 6.6%, from $499.2 million at December 31, 2012. Cash and cash equivalents at September 30, 2013 were $47.7 million, representing a decrease of $2.8 million, or 5.6%, from $50.6 million at December 31, 2012. Loans increased by $90.0 million, from $266.7 million at December 31, 2012 to $356.7 million at September 30, 2013. The majority of growth within our loan portfolio related to increases of $40.6 million in commercial real estate loans, $23.7 million in single-family loans, and $14.6 million in construction and land development loans. Loan originations were $74.8 million and $182.2 million during the three and nine months ended September 30, 2013, compared to $23.7 million and $70.6 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2013 were 5.6% and 13.0%, respectively, compared to 19.4% and 21.9% for the same periods last year. Investment securities were $124.1 million at September 30, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $57.2 million, or 31.6%. The weighted average life of our investment securities was 2.66 years and 2.80 years at September 30, 2013 and December 31, 2012, respectively.

Total liabilities at September 30, 2013 increased by $27.9 million, or 6.2%, to $477.9 million compared to $450.0 million at December 31, 2012. This increase is primarily due to a $31.6 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $405.3 million and $371.4 million at September 30, 2013 and December 31, 2012, respectively, representing an increase of $33.9 million, or 9.1%.

Average interest earning assets increased $53.1 million, from $462.8 million for the three months ended September 30, 2012 to $515.9 million for the three months ended September 30, 2013. The weighted average interest rate on interest earning assets was 3.24% and 3.16% for the three months ended September 30, 2013 and 2012, respectively. Declines in loan yield during the current quarter were offset by an increase in the average balance of loans relative to total earning assets as compared to the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest earning assets increased $56.2 million, from $439.3 million for the nine months ended September 30, 2012 to $495.5 million for the nine months ended September 30, 2013. The weighted average interest rate on interest earning assets was 3.34% and 3.30% for the nine months ended September 30, 2013 and 2012, respectively. This improvement in weighted average interest rate was primarily attributable to $294,000 of interest income recognized during the nine months ended September 30, 2013 in connection with the pay-off of non-accrual and previously charged-off loans. Excluding the impact of these pay-offs, our net interest margin would have declined, as compared to the same period last year. This decline was primarily due to a decrease in loan yield, partially offset by an increase in the average balance of loans relative to total earning assets as compared to the same period last year. As discussed above, the decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

Average interest bearing deposits and borrowings increased $2.1 million, from $253.8 million for the three months ended September 30, 2012 to $256.0 million for the three months ended September 30, 2013. The average cost of interest bearing deposits and borrowings was 0.31% during the three months ended September 30, 2013 compared to 0.38% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

Average interest bearing deposits and borrowings increased $1.5 million, from $250.6 million for the nine months ended September 30, 2012 to $252.2 million for the nine months ended September 30, 2013. The average cost of interest bearing deposits and borrowings was 0.32% during the nine months ended September 30, 2013 compared to 0.39% for the same period last year. As discussed above, the decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

At September 30, 2013, stockholders’ equity totaled $54.4 million, or 10.2% of total assets, as compared to $49.2 million, or 9.9% at December 31, 2012. The Company’s book value per share of common stock was $5.87 as of September 30, 2013, compared to $5.33 and $5.38 per share as of September 30 and December 31, 2012, respectively.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Annualized return on average assets	0.61%	0.58%	1.77%	0.61%

Annualized return on average stockholders’ equity	5.94%	5.75%	17.22%	5.84%

Average stockholders’ equity to average assets	10.26%	10.07%	10.28%	10.36%

Net interest margin	3.08%	2.95%	3.17%	3.07%

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

Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between the dollar amount of interest earning assets and interest bearing liabilities; and (2) the relationship between re-pricing or maturity of our variable-rate and fixed-rate loans, securities, deposits and borrowings.

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at September 30, 2013 and 2012. There was no change in the targeted federal funds rate during the three and nine months ended September 30, 2013 and 2012, remaining at 0.00%-0.25%.

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

During the three months ended September 30, 2013, net interest income increased by $583,000 to $4.0 million, compared to $3.4 million for the same period last year. The increase was primarily attributable to additional interest earned in connection with our loan portfolio as compared to the same period last year. During the three months ended September 30, 2013, the average balances of our loan portfolio increased to $330.5 million compared to $229.7 million during the same period last year. The additional interest earned related to the increase in the average balance of loans was partially offset by a decline in loan yield, which decreased to 4.21% during the three months ended September 30, 2013, compared to 4.68% during the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

The Company’s net interest spread was 2.93% for the three months ended September 30, 2013 compared to 2.78% for the same period last year.

The Company’s net interest margin was 3.08% for the three months ended September 30, 2013, compared to 2.95% for the same period last year. This 13 basis point improvement in net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year and a decline in the cost of our interest bearing liabilities as compared to the same period last year. The improvement in net interest margin was partially offset by a general decline in the loan yields. The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.31% and 0.38% during the three months ended September 30, 2013 and 2012, respectively. As discussed above, the decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,
	2013			2012
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$47,739	$30	0.25%	$50,433	$32	0.26%
U.S. Gov’t Treasuries	2,166	8	1.36%	2,183	(11)	(2.09)%
Corporate notes	23,832	124	2.09%	34,944	196	2.24%
Residential mortgage-backed securities	107,195	480	1.79%	141,777	723	2.04%
Federal Reserve Bank stock	1,440	22	6.00%	1,306	20	6.00%
Federal Home Loan Bank stock	3,061	37	4.79%	2,415	3	0.42%
Loans (1) (2)	330,452	3,507	4.21%	229,748	2,703	4.68%
Earning assets	515,885	4,208	3.24%	462,806	3,666	3.16%
Other assets	6,849			9,335
Total assets	$522,734			$472,141
Liabilities & Equity
Interest checking (NOW)	$19,265	7	0.14%	$23,159	9	0.16%
Money market deposits and savings	164,704	95	0.23%	160,026	121	0.30%
CDs	44,506	13	0.11%	45,651	34	0.30%
Borrowings	27,500	84	1.21%	25,000	76	1.21%
Total interest bearing deposits and borrowings	255,975	199	0.31%	253,836	240	0.38%
Demand deposits	211,239			167,214
Other liabilities	1,905			3,545
Total liabilities	469,119			424,595
Equity	53,615			47,546
Total liabilities & equity	$522,734			$472,141

Net interest income / spread		$4,009	2.93%		$3,426	2.78%

Net interest margin			3.08%			2.95%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion of $15,000 and $30,000 for the three months ended September 30, 2013 and 2012, respectively.

(2)	Includes average non-accrual loans of $955,000 and $6.5 million for the three months ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(2)	$—	$(2)
U.S. Gov’t Treasuries	—	19	19
Corporate notes	(59)	(13)	(72)
Residential mortgage-backed securities	(162)	(81)	(243)
Federal Reserve Bank stock	2	—	2
Federal Home Loan Bank stock	1	33	34
Loans	1,098	(294)	804
Total increase (decrease) in interest income	878	(336)	542
Interest expense:
Interest checking (NOW)	(1)	(1)	(2)
Money market deposits and savings	4	(30)	(26)
CDs	(1)	(20)	(21)
Borrowings	8	—	8
Total increase (decrease) in interest expense	10	(51)	(41)
Net increase (decrease) in net interest income	$868	$(285)	$583

During the nine months ended September 30, 2013, net interest income was $11.8 million, compared to $10.1 million for the same period last year. The increase was primarily attributable to additional interest earned in connection with our loan portfolio as compared to the same period last year. During the nine months ended September 30, 2013, the average balances of our loan portfolio increased to $304.2 million compared to $230.9 million during the same period last year. The additional interest earned related to the increase in the average balance of loans was partially offset by a decline in loan yield, which decreased to 4.43% during the nine months ended September 30, 2013, compared to 4.72% during the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields. In addition, during the nine months ended September 30, 2013, the Company recognized $294,000 of interest income in connection with the pay-off of non-accrual and previously charged off loans.

The Company’s net interest spread was 3.02% for the nine months ended September 30, 2013 compared to 2.91% for the same period last year.

The Company’s net interest margin was 3.17% for the nine months ended September 30, 2013, compared to 3.07% for the same period last year. This 10 basis point improvement in net interest margin is primarily due to the interest income recognized as a part of the pay-offs discussed above. Excluding the impact of these pay-offs, our net interest margin would have declined, as compared to the same period last year. This decline was primarily due to a decrease in loan yield, partially offset by an increase in the average balance of loans relative to total earning assets as compared to the same period last year and a decline in the cost of our interest bearing liabilities. As discussed above, the decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields. The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.32% and 0.39% during the nine months ended September 30, 2013 and 2012, respectively.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
	2013			2012
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$31,427	$60	0.25%	$53,287	$100	0.25%
U.S. Gov’t Treasuries	2,191	14	0.85%	2,171	18	1.10%
Corporate notes	30,842	493	2.13%	22,989	364	2.11%
Residential mortgage-backed securities	122,676	1,598	1.74%	126,516	2,144	2.26%
Federal Reserve Bank stock	1,410	63	6.00%	1,290	58	6.00%
Federal Home Loan Bank stock	2,789	71	3.41%	2,096	7	0.43%
Loans (1) (2)	304,180	10,072	4.43%	230,931	8,154	4.72%
Earning assets	495,515	12,371	3.34%	439,280	10,845	3.30%
Other assets	6,693			8,632
Total assets	$502,208			$447,912
Liabilities & Equity
Interest checking (NOW)	$21,394	25	0.15%	$21,576	28	0.17%
Money market deposits and savings	157,587	273	0.23%	157,955	383	0.32%
CDs	45,452	71	0.21%	46,115	101	0.29%
Borrowings	27,756	241	1.16%	25,001	225	1.20%
Total interest bearing deposits and borrowings	252,189	610	0.32%	250,647	737	0.39%
Demand deposits	195,518			147,661
Other liabilities	2,894			3,184
Total liabilities	450,601			401,492
Equity	51,607			46,420
Total liabilities & equity	$502,208			$447,912

Net interest income / spread		$11,761	3.02%		$10,108	2.91%

Net interest margin			3.17%			3.07%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion of $14,000 and $40,000 for the nine months ended September 30, 2013 and 2012, respectively.

(2)	Includes average non-accrual loans of $1.1 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

	Nine Months Ended September 30, 2013 Compared to 2012 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(40)	$—	$(40)
U.S. Gov’t Treasuries	—	(4)	(4)
Corporate notes	125	4	129
Residential mortgage-backed securities	(63)	(483)	(546)
Federal Reserve Bank stock	5	—	5
Federal Home Loan Bank stock	3	61	64
Loans	2,446	(528)	1,918
Total increase (decrease) in interest income	2,476	(950)	1,526
Interest expense:
Interest checking (NOW)	—	(3)	(3)
Money market deposits and savings	(1)	(109)	(110)
CDs	(1)	(29)	(30)
Borrowings	24	(8)	16
Total increase (decrease) in interest expense	22	(149)	(127)
Net increase (decrease) in net interest income	$2,454	$(801)	$1,653

Provision for Loan Losses

During the three months ended September 30, 2013, we recorded provision for loan losses of $200,000. During the nine months ended September 30, 2013, we reversed $300,000 of provision for loan losses. There was no provision for loan losses recorded during the three and nine months ended September 30, 2012. The provision for loan losses recorded during the three months ended September 30, 2013 was primarily recorded to supplement the Bank’s ALL as a result of loan growth experienced during the current quarter. During the three months ended September 30, 2013, total loans increased by $44.4 million, compared to June 30, 2013. The reversal in provision for loan losses during the nine months ended September 30, 2013, is primarily due to the loan recoveries received during the first quarter of this year, as well as the continued improvement in the level of our criticized and classified loans. These declines were partially offset by additional provisions required for the $90.0 million increase in our loan portfolio during the nine months ended September 30, 2013. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $3.1 million, $2.0 million and none, respectively, at September 30, 2013, compared to $888,000, $8.1 million and none, respectively, at September 30, 2012. We had net recoveries of $16,000 and $1.1 million during the three and nine months ended September 30, 2013, respectively, compared to net recoveries of $15,000 during the three months ended September 30, 2012 and net charge-offs of $403,000 during the nine months ended September 30, 2012. At September 30, 2013, the ALL to total loans was 1.92% compared to 2.26% at December 31, 2012. The decline in this ratio is primarily due to the $90.0 million increase in loans during the nine months ended September 31, 2013, as well as the favorable loan trends discussed above. The risks associated with the adequacy of our ALL and the decline in this ratio may have increased as a result of our loan growth. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of September 30, 2013 and December 31, 2012 was adequate to absorb probable incurred losses in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.21% and 0.70% at September 30, 2013 and December 31, 2012, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.16% and 0.39% at September 30, 2013 and December 31, 2012, respectively.

Non-Interest Income

Non-interest income was $405,000 and $1.6 million for the three and nine months ended September 30, 2013, compared to $424,000 and $1.3 million for the same periods last year. During the three and nine months ended September 30, 2013, the Company recognized gains of $170,000 and $705,000, respectively, in connection with the sale of $8.6 million and $19.4 million, respectively, of investment securities. With the exception of such gain, non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program and customer related fee income. During the first quarter of 2013, the Company terminated this program. See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for additional information regarding non-interest income for the three and nine months ended September 30, 2013 and 2012.

Non-Interest Expense

Non-interest expense was $3.4 million and $10.2 million for the three and nine months ended September 30, 2013, respectively, compared to $3.1 million and $9.3 million for the same periods last year. Compensation and benefits was $2.0 million and $6.0 million for the three and nine months ended September 30, 2013, respectively, compared to $1.7 million and $5.0 million for the same periods last year. Occupancy expense was $342,000 and $1.1 million for the three and nine months ended September 30, 2013, respectively, compared to $301,000 and $927,000 for the same periods last year. The increases in non-interest expense during the three and nine months ended September 30, 2013 as compared to the same periods last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as the additional costs incurred to address regulatory compliance matters.

Income Tax Provision

During the nine months ended September 30, 2013, we recorded a tax benefit of approximately $3.2 million. The tax benefit recognized was related to reversal of the Company’s deferred tax valuation allowance that had been previously established during the year ended December 31, 2009. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance. No tax provision was recorded during the three months ended September 30, 2013. Beginning in January 2014, the Company will begin recording tax provisions at its estimated effective tax rate of approximately 42%. During the three and nine months ended September 30, 2012, we recorded a tax expense of $25,000 and $60,000, respectively.

Financial Condition

Assets

Total assets at September 30, 2013 were $532.3 million, representing an increase of $33.2 million, or 6.6%, from $499.2 million at December 31, 2012. Cash and cash equivalents at September 30, 2013 were $47.7 million, representing a decrease of $2.8 million, or 5.6%, from $50.6 million at December 31, 2012. Loans increased by $90.0 million, from $266.7 million at December 31, 2012 to $356.7 million at September 30, 2013. The majority of growth within our loan portfolio related to increases of $40.6 million in commercial real estate loans, $23.7 million in single-family loans, and $14.6 million in construction and land development loans. Loan originations were $74.8 million and $182.2 million during the three and nine months ended September 30, 2013, compared to $23.7 million and $70.6 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2013 were 5.6% and 13.0%, respectively, compared to 19.4% and 21.9% for the same periods last year. Investment securities were $124.1 million at September 30, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $57.2 million, or 31.6%. The weighted average life of our investment securities was 2.66 years and 2.80 years at September 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $47.7 million and $50.6 million at September 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At September 30, 2013, investment securities totaled $124.1 million compared to $181.2 million at December 31, 2012. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2013 and December 31, 2012, the weighted average yield and weighed average life of these residential-mortgage backed securities were 1.83% and 1.95%, respectively, and 2.98 years and 2.92 years, respectively. In addition, the Company’s investment portfolio consisted of $18.5 million and $35.3 million of investment grade corporate notes at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the weighted average yield and weighed average life of these corporate notes were 2.17% and 2.19%, respectively, and 0.90 years and 2.26 years, respectively.

During the three and nine months ended September 30, 2013, the Company sold a total of $8.6 million and $19.4 million, respectively, of available for sale securities, consisting of residential mortgage-backed securities and corporate notes. These sales resulted in realized gains of $170, 000 and $705,000, respectively. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. The Company did not sell any available for sale securities during the three and nine months ended September 30, 2012. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 34.2%, or $89.2 million, from $260.7 million at December 31, 2012 to $349.9 million at September 30, 2013. As of September 30, 2013 and December 31, 2012, total loans outstanding totaled $356.7 million and $266.7 million, respectively. The majority of growth within our loan portfolio related to increases of $40.6 million in commercial real estate loans, $23.7 million in single-family loans, and $14.6 million in construction and land development loans. Loan originations were $74.8 million and $182.2 million during the three and nine months ended September 30, 2013, compared to $23.7 million and $70.6 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2013 were 5.6% and 13.0%, respectively, compared to 19.4% and 21.9% for the same periods last year.

As of September 30, 2013 and December 31, 2012, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans:
Commercial	$714	$1,509
Consumer and other	29	345
Total non-accrual loans	743	1,854
Other real estate owned (“OREO”)	90	90
Total non-performing assets	$833	$1,944

Non-performing assets to gross loans and OREO	0.23%	0.73%
Non-performing assets to total assets	0.16%	0.39%

Non-accrual loans totaled $743,000 and $1.9 million at September 30, 2013 and December 31, 2012, respectively. The decline in non-performing loans during the nine months ended September 30, 2013 was primarily related to the full repayment of two loans that had been classified as non-performing at December 31, 2012. At September 30, 2013, there were no loans that were over 90 days past due and accruing interest. At December 31, 2012, there was one loan with a balance of $2.3 million that was over 90 days past due and accruing interest. This loan continued to accrue interest because it was well secured and in the process of collection. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $12,000 and $37,000 for the three and nine months ended September 30, 2013, respectively, compared to $71,000 and $224,000 for the same periods last year.

At September 30, 2013, non-accrual loans consisted of two commercial loans totaling $714,000 and one consumer and other loan totaling $29,000. At December 31, 2012, non-accrual loans consisted of three commercial loans totaling $1.5 million and one consumer and other loan totaling $345,000.

At September 30, 2013 and December 31, 2012, OREO consisted of one undeveloped land property totaling $90,000. This property is located in Southern California.

At September 30, 2013 and December 31, 2012, the recorded investment in impaired loans was $979,000 and $2.1 million, respectively. At September 30, 2013 and December 31, 2012, the Company had a specific allowance for loan losses of $35,000 and $500,000, respectively, on impaired loans of $143,000 and $811,000, respectively. There were $836,000 and $1.3 million, respectively, of impaired loans with no specific allowance for loan losses at September 30, 2013 and December 31, 2012, respectively. The average outstanding balance of impaired loans for the nine months ended September 30, 2013 was $ 1.3 million compared to $7.3 million for the same period last year. As of September 30, 2013 and December 31, 2012, there was $743,000 and $1.9 million, respectively, of impaired loans on non-accrual status. During the three and nine months ended September 30, 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $7,000, respectively, compared to $3,000 and $9,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of September 30, 2013 and December 31, 2012 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$1,532	$3,175	$748	$766	$399	$6,620
Provision for loan losses	(15)	175	(75)	100	15	200
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835

Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,815)	900	165	455	(5)	(300
Charge-offs	—	—	—	—	—	—
Recoveries	1,070	—	—	—	50	1,120
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835

Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$1,943	$1,680	$463	$461	$319	$4,866
Provision for loan losses	(180)	220	(25)	—	(15)	—
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,778	$1,900	$438	$461	$304	$4,881

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$2584	$1252	$583	$516	$349	$5284
Provision for loan losses	(805)	1045	(145)	(50)	(45)	—
Charge-offs	(25)	(400)	—	(5)	—	(430)
Recoveries	24	3	—	—	—	27
Ending balance	$1778	$1900	$438	$461	$304	4881

There were no loans acquired with deteriorated credit quality during the three and nine months ended September 30, 2013 and 2012.

The ALL was $6.8 million, or 1.92% of our total loan portfolio, at September 30, 2013, compared to $6.0 million, or 2.26%, at December 31, 2012. During the nine months ended September 30, 2013, our non-performing loans decreased to $743,000 from $1.9 million at December 31, 2012. The ratio of our ALL to non-performing loans was 919.98% at September 30, 2013 compared to 324.36% at December 31, 2012. In addition, our ratio of non-performing loans to total loans was 0.21% and 0.70% at September 30, 2013 and December 31, 2012, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. During the nine months ended September 30, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At September 30, 2013, we had a net deferred tax asset of approximately $3.0 million, compared to net deferred tax liability for net unrealized gains on investment securities of $1.7 million at December 31, 2012. Our net deferred tax asset at September 30, 2013, primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

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

At September 30, 2013, total deposits were $448.3 million compared to $416.7 million at December 31, 2012, representing an increase of 7.6%, or $31.6 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $405.3 million and $371.4 million at September 30, 2013 and December 31, 2012, respectively, representing an increase of $33.9 million, or 9.1%.

The following table reflects a summary of deposit categories by dollar and percentage at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$225,001	50.2%	$196,026	47.0%
Interest bearing checking	19,323	4.3%	23,233	5.6%
Money market deposits and savings	161,007	35.9%	152,094	36.5%
Certificates of deposit	42,922	9.6%	45,328	10.9%
Total	$448,253	100.0%	$416,681	100.0%

At September 30, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.5% of total deposits. The deposits outstanding at September 30, 2013 are scheduled to mature in the fourth quarter of 2013. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2012, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $34.0 million, which represented 8.2% of total deposits. The Company was required to pledge $41.8 million and $37.4 million of agency mortgage backed securities at September 30, 2013 and December 31, 2012, respectively, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $100,000 or more at September 30, 2013 and December 31, 2012 was $42.0 million and $44.0 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at September 30, 2013, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$37,040
Due after 3 months and within 6 months	4,621
Due after 6 months and within 12 months	366
Due after 12 months	—
Total	$42,027

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 23.4% at September 30, 2013 and 37.1% at December 31, 2012.

 At September 30, 2013 and December 31, 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $148.9 million and $105.1 million, respectively. The Company had $27.5 million and $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2013 and December 31, 2012, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2013 and December 31, 2012.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2013 and December 31, 2012 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2013	December 31, 2012
May 23, 2013	0.63%	$—	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	—
	Total	$27,500	$25,000

At September 30, 2013 and December 31, 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013. The Company did not incur any material interest expense charges in connection with this borrowing. As of September 30, 2013 and December 31, 2012, the Company had pledged $2.0 million and $6.2 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of September 30, 2013, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At September 30, 2013, the Company had total stockholders’ equity of $54.4 million, which included $111,000 in common stock, $65.7 million in additional paid-in capital, $4.3 million in accumulated deficit, $498,000 in accumulated other comprehensive income, and $7.7 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2013 and December 31, 2012 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total Risk-Based Capital Ratio	$56,976	14.32%	$55,902	14.05%	$31,823	8.00%	$39,779	10.00%
Tier 1 Risk-Based Capital Ratio	$51,977	13.07%	$50,904	12.80%	$15,912	4.00%	$23,867	6.00%
Tier 1 Leverage Ratio	$51,977	9.99%	$50,904	9.78%	$20,824	4.00%	$26,030	5.00%

December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	$19,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

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

Consent Order

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order requires the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act (“BSA”) and other anti-money laundering regulations (“AML”).

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$97,299	$74,230
Commitments to extend credit to directors and officers (undisbursed amount)	$975	$561
Standby/commercial letters of credit	$2,265	$1,900
Guarantees on revolving credit card limits	$549	$217
Outstanding credit card balances	$232	$67

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of September 30, 2013 and December 31, 2012, the allowance for unfunded commitments was $250,000 and $203,000, respectively, which represented 0.25% and 0.26% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended September 30, 2013.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
July 1-31, 2013	—	$—	—	$29
August 1-31, 2013	—	—	—	29
September 1-30, 2013	—	—	—	29
Total	—	$—	—	$29

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

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures.

None.

Item 5.           Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended September 30, 2013. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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