Form 10-K
period 2013-12-31
1st Century Bancshares, Inc.
filed 2014-03-07
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates was approximately $51.4 million based on the closing sales price of a share of Common Stock of $6.17 as of June 30, 2013.

9,957,536 shares of common stock of the registrant were outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.3

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2013

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

At December 31, 2013, the Company had consolidated assets of $538.1 million, deposits of $452.8 million and stockholders’ equity of $55.4 million.

The Company maintains a website at http://www.1cbank.com. By including the foregoing website address link, the Company does not intend to and shall not be deemed to incorporate by reference any material contained therein. The Company makes available, free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The Bank’s founders and directors represent leading business executives and professionals in many industries with extensive personal contacts, and business, professional and community relationships throughout the Los Angeles area. The Bank's goal is to utilize the founders and directors as a source of referrals for developing business relationships and expanding the Bank’s franshise in its target market of the Westside of Los Angeles. The Bank’s management team brings together a wealth of experience with complementary skills necessary to build and grow a superior community financial institution from these relationships.

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard to the east, the Santa Monica Mountains to the north, the Pacific Ocean to the west and the Los Angeles International Airport to the south. This is a highly diversified market with most businesses operating in the service industry, and also includes a concentration of high net worth individuals. According to the Los Angeles Economic Development Corporation (the “LAEDC”), the median household income and per cpatia income of the Westside of Los Angeles were $72,600 and $47,700, respectively in 2012 exceeding all other regions of Los Angeles County. The median household income and per capita income of Los Angeles County during the same period were $44,100 and $24,500, respectively. The LAEDC defines the Westside of Los Angeles as the five incorporated cities of Beverly Hills, Culver City, Malibu, Santa Monica, West Hollywood, as well as major portions of the city of Los Angeles. The latter includes some distinct communities such as Bel Air, Brentwood, Century City, Hollywood, Korea Town, Miracle Mile, Pacific Palisades, Westchester, Westwood and Venice. The micro-economic market of Century City, where the Bank is based, is much more concentrated. Smaller businesses dominate this market with 67.8% of employers having less than 5 employees. According to the U.S. Department of Commerce, Bureau of the Census data for 2010, there are approximately 2,450 businesses located in Century City’s one square mile area, of which 575 (23.5%) are legal services firms. Other industries heavily represented in Century City include entertainment, financial services, real estate investment and accounting/business management.

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

Competition

The Bank competes with other banks and financial institutions to attract relationships. The Bank faces competition from established local and regional banks and savings banks. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by founders, investors, officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole, or in part, by its correspondent banks. See Part I, Item 1 – “Business - Supervision and Regulation.”

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

The Board has granted loan approval authority to the President/Chief Executive Officer and the Executive Vice President/Chief Credit Officer, which may be exercised individual or jointly up to designated approval limits. The Board has also established the Bank’s Board of Directors’ Loan Committee (the “Directors’ Loan Committee”), which approves loans above designated amounts. The Directors’ Loan Committee consists of three outside Bank board members and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $8.8 million at December 31, 2013.

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

To further ensure proper risk grading of loans and administration of the loan portfolio, we engaged an independent third party to conduct annual reviews of this function. These reviews assess the quality of (i) the current administration of the loans, (ii) loans that require the attention of management, and (iii) the risk grade identification. The reviews primarily focus on credit quality, compliance with internal policies, loan agreement covenants, laws and regulations, and documentation.

Concentrations/Customers

Approximately 73.1% of total loans at December 31, 2013, consisted of real estate loans, including first trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2013, there are 136 loans that have outstanding balances of $1,000,000 or more, which totals approximately $283.7 million, or 74.0% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 460 loans totaling $266.6 million at December 31, 2012 to approximately 587 loans totaling $383.5 million at December 31, 2013. At December 31, 2012 and 2013, the average balance per loan was $580,000 and $653,000, respectively. Substantially all of the Company’s loan, as well as deposit customers are located in Southern California.

Correspondent Banks

Correspondent bank deposit accounts are generally maintained to enable the Bank to transact types of activities that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Employees

At December 31, 2013, the Company had 63 full-time equivalent employees.

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

Economic Conditions

In late 2007, economic conditions in the United States began deteriorating, resulting in a decline in residential and commercial real estate values, as well as a significant reduction in business activity across a wide range of industries and regions. More recently, real estate markets have improved, while equity markets have exceeded pre-recession highs, resulting in stronger consumer spending, wealth and improved liquidity in credit markets. Despite these positive trends, historically high levels of unemployment and underemployment in the U.S. and our market areas, as well as uncertainty in connection with the impact of Federal Open Market Committee monetary policy decisions and congressional debates regarding fiscal issues, may negatively impact the economy, our business and our financial results.

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

●

annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billon of assets as well risk committees of its board of directors that include a risk expert and such requirements may have the effect of establishing new best practices standards for smaller banks;

●

trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period ending in 2016, although for depository institution holding companies with assets of less than $15 billion as of year-end 2009 existing trust preferred capital will still qualify as Tier 1 to be phased out over a ten year period and small bank holding companies with less than $500 million in assets may issue new trust preferred securities, which may still qualify as Tier 1;

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

●

the establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements; and

●

implementation of the “Volker Rule”, which prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on Bancshares and the Bank, our customers or the financial industry more generally. Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Bancshare’s and the Bank’s business, financial condition, and results of operations. Recently passed rules that implement provisions in the legislation that require revisions to the capital requirements of Bancshares and the Bank may require Bancshares and the Bank to seek additional sources of capital in the future.

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

●

Compliance with the Community Reinvestment Act (the “CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions. In its last reported examination by the OCC in June 2012, the Bank received a CRA rating of “Satisfactory.”

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

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order requires the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act (“BSA”) and other anti-money laundering regulations (“AML”). Manangement and the Board have been working diligently to comply with the Consent Order and believe they have allocated sufficient resources to address the corrective actions required by the OCC. Compliance and resolution of the Consent Order will ultimately be determined by the OCC.

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

FDIC Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. FDIC insurance expense totaled $274,000 and $325,000 in 2013 and 2012, respectively. All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” When implemented by the U.S. banking agencies and fully phased-in, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Dodd-Frank Act also required the FRB, the OCC and the FDIC to adopt regulations imposing a continuing "floor" of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements.

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5%. The new rules also require a capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments, excluding trust preferred securities, mortgage servicing rights and certain deferred tax assets, and including unrealized gains and losses on available for sale debt and equity securities. On July 9, 2013, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

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

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2013, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $3.1 million.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). Additionally, each member bank is required to hold stock in its regional federal reserve bank. The stock cannot be sold, traded, or pledged as collateral for loans. As specified by law, member banks receive a six percent annual dividend on their federal reserve bank stock. At December 31, 2013, the Bank was in compliance with these requirements and the investment in federal reserve bank stock totaled $1.6 million.

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

Certain regulatory actions were taken against us.

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order requires the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act and other anti-money laundering regulations.

Our failure to comply with the Consent Order may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

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

The Company has grown since it began operations in March 2004. At December 31, 2013, the Company had $538.1 million in total assets, $376.3 million in net loans and $452.8 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships. The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all, which would have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

The Company’s regulatory lending limit as of December 31, 2013 to any one customer or related group of customers was approximately $8.8 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes and it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

Changes in economic conditions, and in particular the State of California and the United States, could have a material and adverse effect on the Company’s business.

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control. The Company is particularly susceptible to conditions and changes affecting the State of California and Southern California in particular in view of the concentration of its operations and collateral securing, and likely to secure its loan portfolio in Southern California. The deterioration in economic conditions, in California and Southern California in particular, may have the following consequences, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price:

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

The Company is subject to extensive government regulation and supervision

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, the DIF, and the banking system as a whole, not stockholders. These regulations affect the Company's lending practices, capital structure, investment practices and growth. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and stock price.

Many of the Company’s loans are secured by real estate, and an additional downturn in the real estate market could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

A renewed downturn in the real estate market may have an adverse effect on the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2013, approximately 86.9% of the Company’s total loans were secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and war and acts of terrorism. In addition, real estate values in California could be affected by, among other things, earthquakes and national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and as a result the Company is more likely to suffer losses on defaulted loans, which would have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

Historically, Southern California has been vulnerable to natural disasters. Therefore, the Company is susceptible to the risks of natural disasters, such as earthquakes, droughts, wildfires, floods and mudslides. Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and its operational, financial and management information systems. Uninsured or underinsured disasters may reduce a borrower’s ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing the Company’s loans, impairing its ability to recover on defaulted loans. Southern California has also experienced energy shortages which, if they recur, could impair the value of the real estate in those areas affected. The occurrence of natural disasters or energy shortages in Southern California could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships. In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks. These transactions expose the Company to credit risk in the event of a default by counterparty. On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties. At December 31, 2013, the Company did not have any unsecured federal funds sold with any correspondent banks. However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

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

Item 1B.           Unresolved Staff Comments

None.

Item 2.              Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building. The Bank has a branch office and a Private Banking Center at this same location. The Company’s main office consists of approximately 3,158 square feet of usable ground floor space for the branch office and administrative offices, 16,747 square feet of usable space for the administrative offices on the 14th floor of the building, as well as 2,746 square feet of usable ground floor space for the Bank’s Private Banking Center. The lease term for this space expires in June 2024. The total future minimum commitments for the leases at 1875 Century Park East at December 31, 2013 was $7.7 million.

In addition, the Bank opened a relationship office during 2011, which is located at 1148 4th Street, Santa Monica, California 90403. This office is approximately 1,957 square feet of usable space with a lease expiring in December 2018. The total future minimum commitments for this lease at December 31, 2013 was $499,000.

Item 3.              Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various routine legal proceedings incidental to the business.

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

Trading prices are based on information received from the NASDAQ CM based on all transactions reported on the NASDAQ CM. The following table sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2013 and 2012.

Year ended December 31, 2013	High	Low
Fourth Quarter	$7.68	$6.50
Third Quarter	$7.93	$5.96
Second Quarter	$6.23	$5.51
First Quarter	$5.83	$4.65

Year ended December 31, 2012
Fourth Quarter	$4.99	$4.50
Third Quarter	$5.15	$4.50
Second Quarter	$5.19	$4.03
First Quarter	$5.00	$3.48

As of December 31, 2013, there were 1,071 registered shareholders of record of the Company’s common stock, including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended December 31, 2013.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
October 1-31, 2013	—	$—	—	$29
November 1-30, 2013	—	—	—	29
December 1-31, 2013	—	—	—	29
Total	—	$—	—	$29

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

Summary of the Results of Operation and Financial Condition

For the years ended December 31, 2013 and 2012, the Company recorded net income of $6.9 million, or $0.76 per diluted share, and $2.9 million, or $0.33 per diluted share, respectively. The increase in net income for the year ended December 31, 2013, as compared to the same period last year, is primarily related to an increase in net interest income of $2.1 million and the reversal of our deferred tax valuation allowance, which resulted in an income tax benefit of approximately $3.1 million. These increases were partially offset by an increase in non-interest expenses of $1.1 million.

Total assets at December 31, 2013 were $538.1 million, representing an increase of $39.0 million, or 7.8%, from $499.2 million at December 31, 2012. Cash and cash equivalents at December 31, 2013 were $44.7 million, representing a decrease of $5.9 million, or 11.6%, from $50.6 million at December 31, 2012. Loans increased by $116.9 million, from $266.7 million at December 31, 2012 to $383.5 million at December 31, 2013. The majority of growth within our loan portfolio related to increases of $57.3 million in commercial real estate loans, $29.6 million in residential loans, $17.6 million in commercial loans and $11.0 million in construction and land development loans. Loan originations were $232.5 million during the year ended December 31, 2013, compared $123.1 million during the same period last year. Prepayment speeds for the year ended December 31, 2013 were 13.2%, compared to 23.2% for the same period last year. Investment securities were $106.3 million at December 31, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $75.0 million, or 41.4%. The decline in securities during the year was primarily attributable to the sale of $35.1 million of securities, which resulted in a gain of $822,000. Proceeds from these sales were primarily utilized to fund our loan growth during the year. The weighted average life of our investment securities was 3.78 years and 2.80 years at December 31, 2013 and 2012, respectively.

Total liabilities at December 31, 2013 increased by $32.8 million, or 7.3%, to $482.8 million compared to $450.0 million at December 31, 2012. This increase is primarily due to a $36.1 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $409.8 million and $371.4 million at December 31, 2013 and 2012, respectively, representing an increase of $38.4 million, or 10.3%.

Average interest earning assets increased $57.0 million, from $451.4 million for the year ended December 31, 2012 to $508.4 million for the year ended December 31, 2013. The weighted average interest rate on interest earning assets was 3.35% and 3.33% for the years ended December 31, 2013 and 2012, respectively. The 2 basis point increase in yield on earning assets is primarily attributable to an increase in the average balance of loans relative to total earning assets as compared to the same period last year.

Average interest bearing deposits and borrowings increased $767,000, from $252.7 million for the year ended December 31, 2012 to $253.5 million for the year ended December 31, 2013. The average cost of interest bearing deposits and borrowings was 0.32% during the year ended December 31, 2013 compared to 0.38% for the same period last year. The decline in our cost of interest bearing deposits and borrowings was primarily attributable to a decrease in interest rates paid on these accounts.

At December 31, 2013, stockholders' equity totaled $55.4 million, or 10.3% of total assets, as compared to $49.2 million, or 9.9% of total assets, at December 31, 2012. The Company’s book value per share of common stock was $5.84 as of December 31, 2013, compared to $5.38 per share as of December 31, 2012.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2013	2012
Return on average assets	1.33%	0.64%

Return on average stockholders’ equity	13.07%	6.26%

Average equity to average assets	10.20%	10.21%

Net interest margin	3.19%	3.12%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at December 31, 2013 and 2012. There was no change in the targeted federal funds rate during the years ended December 31, 2013 and 2012, remaining at 0.00%-0.25%.

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

For the year ended December 31, 2013, net interest income was $16.2 million compared to $14.1 million for the same period last year. This increase is primarily related to an increase of $2.6 million in interest earned in connection with our loan portfolio partially affected by $715,000 decline in interest earned on our residential mortgage backed securities. The increase in the interest earned on our loan portfolio was primarily related to a $86.7 million increase in the average balance of loans, partially offset by a 48 basis point decline in our loan yield. The decline in interest earned on our residential mortgage backed securities was primarily due to a decrease of $15.3 million in the average balance of residential mortgage-backed securities and a decline of 33 basis points in the yield earned on these securities.

The Company’s net interest spread was 3.03% for the year ended December 31, 2013 compared to 2.95% for the same period last year.

The Company’s net interest margin was 3.19% for the year ended December 31, 2013, compared to 3.12% for the same period last year. The 7 basis point improvement in net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year, and a decline in the cost of our interest bearing liabilities. The percentage of average loans to total average earning assets increased to 63.2% during the year ended December 31, 2013, compared to 52.0% during the same period last year. The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.32% and 0.38% during the year ended December 31, 2013 and 2012, respectively. These factors were partially offset by a general decline in the loan yields. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

The following table sets forth our average balances, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2013, 2012 and 2011.

	Years ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$36,294	$91	0.25%	$52,026	$132	0.25%	$71,119	$180	0.25%
U.S. Gov’t and Federal agency securities	2,058	15	0.75%	2,179	36	1.65%	1,227	14	1.09%
Debt securities issued by the States of the United States	—	—	—%	—	—	—%	981	17	1.76%
Corporate notes	26,724	572	2.14%	26,084	556	2.13%	2,545	30	1.19%
Residential mortgage backed securities and CMOs	117,500	2,122	1.81%	132,762	2,837	2.14%	80,333	2,418	3.01%
Federal Reserve Bank stock	1,446	87	5.99%	1,307	78	6.00%	1,258	75	6.00%
Federal Home Loan Bank stock	2,858	115	4.01%	2,176	22	1.01%	1,869	6	0.30%
Loans (1) (2)	321,551	14,014	4.36%	234,875	11,378	4.84%	191,874	9,467	4.93%
Earning assets	508,431	17,016	3.35%	451,409	15,039	3.33%	351,206	12,207	3.48%
Other assets	6,719			9,145			8,324
Total assets	$515,150			$460,554			$359,530
Liabilities & Equity
Interest checking (NOW)	$21,021	32	0.15%	$22,730	40	0.17%	$28,823	80	0.28%
Money market deposits and savings	159,958	370	0.23%	159,043	491	0.31%	114,778	570	0.50%
CDs	44,821	81	0.18%	45,939	134	0.29%	50,624	181	0.36%
Borrowings	27,692	325	1.17%	25,013	301	1.21%	6,790	95	1.40%
Total interest bearing deposits and borrowings	253,492	808	0.32%	252,725	966	0.38%	201,015	926	0.46%
Demand deposits	206,385			157,525			111,328
Other liabilities	2,747			3,297			2,435
Total liabilities	462,624			413,547			314,778
Equity	52,526			47,007			44,752
Total liabilities & equity	$515,150			$460,554			$359,530

Net interest income / spread		$16,208	3.03%		$14,073	2.95%		$11,281	3.02%

Net interest margin			3.19%			3.12%			3.21%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion and (cost amortization) of $23,000, $78,000 and ($74,000) for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Includes average non-accrual loans of $987,000, $6.4 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Years ended December 31, 2013 Compared to 2012 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(41)	$—	$(41)
U.S. Gov’t and Federal agency securities	(2)	(19)	(21)
Corporate notes	14	2	16
Residential mortgage backed securities	(305)	(410)	(715)
Federal Reserve Bank stock	9	—	9
Federal Home Loan Bank stock	9	84	93
Loans	3,868	(1,232)	2,636
Total increase (decrease) in interest income	3,552	(1,575)	1,977
Interest expense:
Interest checking (NOW)	(3)	(5)	(8)
Money market deposits and savings	3	(124)	(121)
CDs	(3)	(50)	(53)
Borrowings	32	(8)	24
Total increase (decrease) in interest expense	29	(187)	(158)
Net increase (decrease) in net interest income	$3,523	$(1,388)	$2,135

	Years ended December 31, 2012 Compared to 2011 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(48)	$—	$(48)
U.S. Gov’t and Federal agency securities	14	8	22
Debt securities issued by the States of the United States	(17)	—	(17)
Corporate notes	484	42	526
Residential mortgage backed securities and CMOs	1,261	(842)	419
Federal Reserve Bank stock	3	—	3
Federal Home Loan Bank stock	1	15	16
Loans	2,086	(175)	1,911
Total increase (decrease) in interest income	3,784	(952)	2,832
Interest expense:
Interest checking (NOW)	(14)	(26)	(40)
Money market deposits and savings	178	(257)	(79)
CDs	(16)	(31)	(47)
Borrowings	221	(15)	206
Total increase (decrease) in interest expense	369	(329)	40
Net increase (decrease) in net interest income	$3,415	$(623)	$2,792

Provision for Loan Losses

The provision for loan losses was $100,000 and none for the years ended December 31, 2013 and 2012, respectively. The provision for loan losses recorded during the year ended December 31, 2013 was primarily recorded to supplement the Bank’s ALL as a result of loan growth experienced. The provision for loan losses during the year ended December 31, 2013 was partially offset by loan recoveries, as well as the continued improvement in the level of our criticized and classified loans. During the year ended December 31, 2013, total loans increased by $116.9 million, compared to December 31, 2012. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $4.7 million, $2.1 million and none, respectively, at December 31, 2013, compared to $6.6 million, $3.5 million and none, respectively, at December 31, 2012. We had net recoveries of $1.1 million during the year ended December 31, 2013, compared to net recoveries of $731,000 during the same period last year. The provision for loan losses was recorded based on an analysis of the factors discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.19% and 0.70%, respectively, at December 31, 2013 and 2012. As a percentage of our total assets, the amount of non-performing assets was 0.15% and 0.39%, respectively, at December 31, 2013 and 2012.

Non-Interest Income

Non-interest income was $1.8 million for the year ended December 2013, compared to $2.0 million for the same period last year. During the year ended December 31, 2013, the Company sold $35.1 million of investment securities, recognizing gains of $822,000. With the exception of such gains, non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program and customer related fee income. During the first quarter of 2013, the Company terminated the college loan funding program.

Non-interest income primarily consists of loan arrangement fees, service charges and fees on deposit accounts, as well as other operating income, which mainly consists of wire transfer and other consumer related fees. Loan arrangement fees are related to a college loan funding program the Company established with a student loan provider. The Company initially funds student loans originated by the student loan provider in exchange for non-interest income. All purchase commitments are supported by collateralized deposit accounts. See Note 13 “Non-Interest Income” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding non-interest income for the years ended December 31, 2013 and 2012.

Non-Interest Expense

Non-interest expense was $14.1 million for the year ended December 31, 2013, compared to $13.0 million for the same period last year. The increases in non-interest expense during the year ended December 31, 2013 as compared to the same period last year was primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as the additional costs incurred to address regulatory compliance matters. See Note 14 “Other Operating Expenses” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding other operating expenses for the years ended December 31, 2013 and 2012.

Income Tax Provision

During the year ended December 31, 2013, we recorded a tax benefit of $3.1 million. The tax benefit recognized was partially related to the reversal of the Company’s deferred tax valuation allowance that had been previously established during the year ended December 31, 2009. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance. Beginning in January 2014, the Company will begin recording tax provisions at its estimated effective tax rate of approximately 42%. This increase in our effective tax rate will have a substantial impact on the Company’s future net income and earnings per share relative to prior periods that incurred a lower effective tax rate as a result of the deferred tax valuation allowance. During the year ended December 31, 2012, we recorded a tax expense of $111,000.

As of December 31, 2013, the Company had federal and state NOL carryforwards of approximately $378,000 and $2.5 million, respectively. For federal and California tax purposes, the Company’s NOL carryforwards expire beginning in 2029.

See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deferred Tax Asset.

Financial Condition

Assets

Total assets at December 31, 2013 were $538.1 million, representing an increase of $39.0 million, or 7.8%, from $499.2 million at December 31, 2012. Cash and cash equivalents at December 31, 2013 were $44.7 million, representing a decrease of $5.9 million, or 11.6%, from $50.6 million at December 31, 2012. Loans increased by $116.9 million, from $266.7 million at December 31, 2012 to $383.5 million at December 31, 2013. The majority of growth within our loan portfolio related to increases of $57.3 million in commercial real estate loans, $29.6 million in residential loans, $17.6 million in commercial loans and $11.0 million in construction and land development loans. Loan originations were $50.3 million and $232.5 million during the quarter and year ended December 31, 2013, compared to $52.4 million and $123.1 million during the same periods last year. Prepayment speeds for the quarter and year ended December 31, 2013 were 13.4% and 13.2%, respectively, compared to 27.0% and 23.2% for the same periods last year. Investment securities were $106.3 million at December 31, 2013, compared to $181.2 million at December 31, 2012, representing a decrease of $75.0 million, or 41.4%. The decline in securities during the year was primarily attributable to the sale of $35.1 million of securities, which resulted in a gain of $822,000. Proceeds from these sales were primarily utilized to fund our loan growth during the year. The weighted average life of our investment securities was 3.78 years and 2.80 years at December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $44.7 million and $50.6 million at December 31, 2013 and 2012, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At December 31, 2013, investment securities totaled $106.3 million compared to $181.2 million at December 31, 2012. The decline in securities during the year was primarily attributable to the sale of $35.1 million of securities, which resulted in a gain of $822,000. Proceeds from these sales were primarily utilized to fund our loan growth during the year. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At December 31, 2013 and 2012, the weighted average rate and weighed average life of these residential-mortgage backed securities were 2.12% and 1.95%, respectively, and 3.85 years and 2.92 years, respectively. In addition, the Company’s investment portfolio consisted of $3.1 million and $35.3 million of investment grade corporate notes at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the weighted average rate and weighed average life of these corporate notes were 1.31% and 2.19%, respectively, and 1.41 years and 2.26 years, respectively. At December 31, 2013 and 2012, the unrealized gains in the investment portfolio were $89,000 and $4.1 million, respectively. The decline in these unrealized gains were primarily attibutable to fluctuations in interest rates and were not related to the credit quality of the issuer. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

See Note 2 “Investment Securities” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2013 and 2012.

The following is a summary of the investments categorized as Available for Sale at December 31, 2011:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments–Available for Sale
U.S. Gov’t Treasuries	$2,102	$37	$—	$2,139
Corporate Notes	6,280	43	(2)	6,321
Residential Mortgage-Backed Securities	118,170	2,624	(38)	120,756
Residential Collateralized Mortgage Obligations (“ CMOs”)	692	—	(2)	690
Total	$127,244	$2,704	$(42)	$129,906

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2013, 2012 or 2011.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 44.4%, or $115.7 million, from $260.7 million at December 31, 2012 to $376.3 million at December 31, 2013. As of December 31, 2013 and 2012, total loans outstanding totaled $383.5 million and $266.7 million, respectively. The majority of growth within our loan portfolio related to increases of $57.3 million in commercial real estate loans, $29.6 million in residential loans, $17.6 million in commercial loans and $11.0 million in construction and land development loans. Loan originations were $232.5 million during the year ended December 31, 2013, compared to $123.1 million during the same period last year. The following table sets forth the comparison of our loan portfolio by major categories as of the dates indicated:

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$76,397	19.9%	$58,769	22.0%	$70,945	30.4%	$67,411	37.6%	$84,721	46.6%
Commercial real estate	167,419	43.7%	110,031	41.3%	70,269	30.2%	54,456	30.4%	59,403	32.7%
Residential	82,795	21.6%	53,162	19.9%	54,944	23.6%	21,707	12.1%	1,880	1.0%
Land and construction	30,102	7.8%	19,080	7.2%	16,670	7.2%	15,462	8.6%	16,777	9.3%
Consumer and other (2)	26,787	7.0%	25,584	9.6%	20,140	8.6%	20,235	11.3%	18,927	10.4%
Loans, gross	383,500	100.0%	266,626	100.0%	232,968	100.0%	179,271	100.0%	181,708	100.0%
Plus — net deferred costs	48		45		37		22		99
Less — allowance for loan losses	(7,236)		(6,015)		(5,284)		(5,283)		(5,478)
Loans, net	$376,312		$260,656		$227,721		$174,010		$176,329

(1)	Unsecured commercial loan balances were $13.2 million, $10.0 million, $11.5 million, $11.0 million, and $17.5 million at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.
(2)	Unsecured consumer and other loan balances were $2.3 million, $901,000, $2.8 million, $1.9 million, and $1.8 million at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

As of December 31, 2013, substantially all of the Company’s loan customers are located in Southern California. Additionally, the Company does not have any subprime mortgages.

The table below reflects the maturity distribution for the loans (except for the consumer and other loans) in our loan portfolio at December 31, 2013:

	December 31, 2013
(in thousands)	One Year or Less	Greater than one year through five years	Greater than five years	Total
Commercial Loans
Floating rate	$29,712	$16,518	$2,324	$48,554
Fixed rate	7,070	20,368	405	27,843
Real Estate Loans
Floating rate	38,745	41,972	68,902	149,619
Fixed rate	22,688	51,696	56,313	130,697
	$98,215	$130,554	$127,944	$356,713

As of December 31, 2013, $8.2 million of our floating rate loans were at or below their floor rates. The weighted average minimum interest rate on these loans was 4.26% at December 31, 2013.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned (“OREO”) at December 31, 2013, 2012, 2011, 2010 and 2009:

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Commercial	$706	$1,509	$2,175	$1,693	$3,032
Commercial real estate	—	—	3,756	5,080	5,923
Residential	—	—	—	—	845
Land and Construction	—	—	1,330	—	—
Consumer and other	29	345	345	345	10
Total non-accrual loans	735	1,854	7,606	7,118	9,810
OREO	90	90	—	845	—
Total non-performing assets	$825	$1,944	$7,606	$7,963	$9,810

Non-performing assets to total loans and OREO	0.22%	0.73%	3.26%	4.42%	5.40%
Non-performing assets to total assets	0.15%	0.39%	1.88%	2.58%	3.60%

Non-accrual loans totaled $735,000 and $1.9 million at December 31, 2013 and 2012, respectively.   There were no accruing loans past due 90 days or more at December 31, 2013. At December 31, 2012, there was one loan with a balance of $2.3 million that was over 90 days past due and accruing interest. This loan continued to accrue interest because it was well secured and in the process of collection. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $44,000 and $178,000 for the years ended December 31, 2013 and 2012, respectively. As a percentage of total assets, the amount of non-performing assets was 0.15% and 0.39% at December 31, 2013 and 2012, respectively.

At December 31, 2013, non-accrual loans consisted of two commercial loans totaling $706,000 and one consumer loan totaling $29,000. At December 31, 2012, non-accrual loans consisted of three commercial loans totaling $1.5 million and one consumer and other loan totaling $345,000.

At December 31, 2013 and 2012, OREO consisted of one undeveloped land property totaling $90,000. This property is located in Southern California.

At December 31, 2013 and 2012, the recorded investment in impaired loans was $953,000 and $2.1 million, respectively. At December 31, 2013, the Company had a $35,000 specific allowance for loan losses on $135,000 of impaired loans. At December 31, 2012, the Company had a $500,000 specific allowance for loan losses on $811,000 of impaired loans. There were $818,000 and $1.3 million, respectively, of impaired loans with no specific allowance for loan losses at December 31, 2013 and 2012, respectively. The average outstanding balance of impaired loans for the year ended December 31, 2013 was $1.2 million, compared to $6.8 million for the same period last year. As of December 31, 2013 and 2012, there was $735,000 and $1.9 million, respectively, of impaired loans on non-accrual status. During the years ended December 31, 2013 and 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $9,000 and $12,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of December 31, 2013 and 2012 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Year Ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,765)	1,210	250	400	5	100
Charge-offs	—	—	—	—	—
Recoveries	1,071	—	—	—	50	1,121
Ending balance	$1,583	$3,660	$758	$811	$424	$7,236
Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(305)	485	(75)	(100)	(5)	—
Charge-offs	(26)	(400)	—	(5)	—	(431)
Recoveries	24	1,113	—	—	25	1,162
Ending balance	$2,277	$2,450	$508	$411	$369	$6,015
Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(724)	894	370	(209)	(56)	275
Charge-offs	(223)	(530)	—	(270)	—	(1,023)
Recoveries	719	—	—	—	30	749
Ending balance	$2,584	$1,252	$583	$516	$349	$5,284

The following is a summary of activity for the ALL for the years ended December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Beginning balance	$5,478	$5,171
Provision for loan losses	2,775	6,154
Charge-offs:
Commercial	(2,321)	(1,528)
Commercial real estate	(900)	(2,674)
Residential	—	(125)
Consumer and other	(190)	(1,642)
Total Charge-offs	(3,411)	(5,969)
Recoveries:
Commercial	386	92
Commercial real estate	20	—
Consumer and other	35	30
Total Recoveries	441	122
Ending balance	$5,283	$5,478

There were no loans acquired with deteriorated credit quality during the years ended December 31, 2013 and 2012.

The ALL was $7.2 million, or 1.89% of our total loan portfolio, at December 31, 2013, compared to $6.0 million, or 2.26% of our total loan portfolio, at December 31, 2012. At December 31, 2013 and 2012, our non-performing loans were $735,000 and $1.9 million, respectively. The decline in non-performing loans during the year ended December 31, 2013 was primarily related to the full repayment of two loans that had been classified as non-performing at December 31, 2012. The ratio of our ALL to non-performing loans was 984.26% and 324.36% at December 31, 2013 and 2012, respectively. In addition, our ratio of non-performing loans to total loans was 0.19% and 0.70% at December 31, 2013 and December 31, 2012, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Allocation of the Allowance for Loan Losses

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$6,812	93.0%	$5,646	90.4%	$4,935	91.4%	$4,994	88.7%	$5,237	89.6%
Consumer and other loans	424	7.0	369	9.6	349	8.6	289	11.3	241	10.4
Total	$7,236	100.0%	$6,015	100.0%	$5,284	100.0%	$5,283	100.0%	$5,478	100.0%

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

During the year ended December 31, 2009, we established a full valuation allowance against the Company’s deferred tax assets after we determined that it was “ more likely than not” that the Company would not be able to realize the benefit of the deferred tax asset. During the year ended December 31, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At December 31, 2013, we had a net deferred tax asset of approximately $3.1 million, compared to net deferred tax liability for net unrealized gains on investment securities of $1.7 million at December 31, 2012. Our net deferred tax asset at December 31, 2013, primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

See Note 16 “Income Taxes” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the Company’s income taxes and deferred tax assets at December 31, 2013 and 2012.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2013, total deposits were $452.8 million compared to $416.7 million at December 31, 2012, representing an increase of 8.7%, or $36.1 million. This increase is primarily due to growth within our non-interest bearing deposits of $40.8 million, due to continued core deposit gathering efforts. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $409.8 million and $371.4 million at December 31, 2013 and 2012, respectively. Non-interest bearing deposits represent 52.3% of total deposit at December 31, 2013, compared to 47.0% at December 31, 2012

The following table reflects a summary of deposit categories by dollar and percentage at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$236,869	52.3%	$196,026	47.0%
Interest bearing checking	21,005	4.6%	23,233	5.6%
Money market deposits and savings	151,879	33.6%	152,094	36.5%
Certificates of deposit	43,013	9.5%	45,328	10.9%
Total	$452,766	100.0%	$416,681	100.0%

At December 31, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.4% of total deposits. The Company was required to pledge $41.8 million of agency mortgage backed securities at December 31, 2013 in connection with these certificates of deposit. Each of these deposits outstanding at December 31, 2013 is scheduled to mature in the first quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 8 “Deposits.”

At December 31, 2013 and 2012, the Company had $2.1 million and $5.2 million, respectively, of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.5% and 1.3%, respectively, of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at December 31, 2013 and 2012, was $42.1 million and $44.0 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at December 31, 2013, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$22,376
Due after 3 months and within 6 months	18,961
Due after 6 months and within 12 months	806
Due after 12 months	—
Total	$42,143

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged for operating requirements, divided by total assets) was 19.4% and 37.1% at December 31 2013 and 2012, respectively.

At December 31, 2013 and 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $169.9 million and $105.1 million, respectively. The Company had $27.5 million and $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2013 and December 31, 2012, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2013 and 2012.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2013 and 2012 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2013	2012
May 23, 2013	0.63%	$—	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	—
	Total	$27,500	$25,000

At December 31, 2013 and 2012, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at December 31, 2013. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013. The Company did not incur any material interest expense charges in connection with this borrowing and there were no further borrowings under these facilities during the year ended December 31, 2013. As of December 31, 2013 and 2012, the Company had pledged $3.1 million of corporate notes related to these lines of credit.

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

Capital Expenditures

 As of December 31, 2013, the Company was not subject to any material commitments for capital expenditures. For capital adequacy, see Part I, Item 1. Business — “Capital Standards.”

Capital Resources

At December 31, 2013, the Company had total stockholders’ equity of $55.4 million, which included $114,000 in common stock, $67.2 million in additional paid-in capital, $4.0 million in accumulated deficit, $52,000 in accumulated other comprehensive income, and $8.0 million in treasury stock.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	December 31, 2013	December 31, 2012
Commitments to extend credit	$104,330	$74,230
Commitments to extend credit to directors and officers (undisbursed amount)	$1,604	$561
Standby/commercial letters of credit	$2,616	$1,900
Guarantees on revolving credit card limits	$574	$217
Outstanding credit card balances	$73	$67

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of December 31, 2013 and 2012, the allowance for unfunded commitments was $270,000 and $203,000, respectively, which represented 0.25% and 0.26%, respectively, of the undisbursed commitments and letters of credit, respectively.

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

Item 8.                                         Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 43 and are incorporated herein by reference.

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

The annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC applicable to nonaccelerated filers.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such Information is incorporated herein by reference.

Item 11.                                  Executive Compensation

Information required by this item will be contained in our Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

Item 12.                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013.

Such information is incorporated herein by reference.

Item 13.                                  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

Item 14.                                  Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	Plan of Reorganization, dated December 18, 2007, by and between 1st Century Bancshares, Inc. and the 1st Century Bank, N.A.		8-K	333-148302	2.1	01/11/08

3.1	Certificate of Incorporation of 1st Century Bancshares, Inc.		8-K	333-148302	3.1	01/11/08

3.2	Bylaws of 1st Century Bancshares, Inc.		8-K	333-148302	3.2	01/11/08

4.1	Form of Common Stock certificate.		8-A	000-53050	4.1	01/30/08

10.1	Lease Amendment #1 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated June 9, 2006.		10-K	000-53050	10.3	03/17/08

10.2	Lease Amendment #2 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated October 9, 2007.		10-K	000-53050	10.4	03/17/08

10.3	Lease Amendment #3 by and between 1875/1925 Century Park East Company and 1st Century Bank, N.A., dated December 4, 2012.		8-K	001-34226	10.1	12/06/12

10.4	Amended and Restated 2005 Equity Incentive Plan.		S-8	333-148303	4.3	12/21/07

10.5	Equity Incentive Plan Form of Stock Option Grant Agreement.		S-8	333-148303	4.4	12/21/07

10.6	Form of Resale Restriction Agreement.		10-K	000-53050	10.8	03/17/08

10.7	Form of Restricted Stock Grant Agreement.		S-8	333-148303	4.5	12/21/07

10.8	Director and Employee Stock Option Plan.		S-8	333-148302	4.3	12/21/07

10.9	Director and Employee Stock Option Agreement.		S-8	333-148302	4.4	12/21/07

10.10	Founder Stock Option Plan.		S-8	333-190621	10.1	08/14/13

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.11	Founder Stock Option Agreement.		S-8	333-190621	10.2	08/14/13

10.12	2013 Equity Incentive Plan.		8-K	001-34226	10.1	05/10/13

10.13	Notice of Grant and Stock Option Agreement.		8-K	001-34226	10.2	05/10/13

10.14	Notice of Grant and Restricted Stock Agreement.		8-K	001-34226	10.3	05/10/13

10.15	Restricted Stock Unit Agreement.		8-K	001-34226	10.4	05/10/13

10.16	Stock Appreciation Rights Grant Agreement.		8-K	001-34226	10.5	05/10/13

10.17	Employment Agreement between Alan I. Rothenberg and 1st Century Bancshares, Inc. dated November 4, 2012.		10-Q	001-34226	10.1	11/08/11

10.18	Employment Agreement between Jason P. DiNapoli and 1st Century Bancshares, Inc. dated November 4, 2012.		10-Q	001-34226	10.2	11/08/11

10.19	Severance Agreement between Bradley S. Satenberg and 1st Century Bancshares, Inc. dated November 4, 2012.		10-Q	001-34226	10.3	11/08/11

10.20	Severance Agreement between J. Kevin Sampson and 1st Century Bancshares, Inc. dated November 4, 2012.		10-Q	001-34226	10.4	11/08/11

14	Code of Ethics.		10-K	000-53050	14	03/17/08

21	Subsidiary of the Registrant.	X

23	Consent of Independent Registered Public Accounting Firm.	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	X

32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2014.

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

Signature	Title	Date

/s/ William W. Brien.
William W. Brien, M.D.	Director	March 6, 2014

/s/ Dave Brooks.	Director	March 6, 2014
Dave Brooks

/s/ Joseph J. Digange.	Director	March 6, 2014
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director	March 6, 2014
Jason P. DiNapoli

/s/ Eric M. George.	Director	March 6, 2014
Eric George

/s/ Alan D. Levy.	Director	March 6, 2014
Alan D. Levy

/s/ Robert A. Moore.	Director	March 6, 2014
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 6, 2014
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer	March 6, 2014
Alan I. Rothenberg	(Principal Executive Officer)

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer	March 6, 2014
Bradley S. Satenberg	(Principal Financial and Accounting Officer)

/s/ Nadine I. Watt.	Director	March 6, 2014
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 6, 2014
Lewis N. Wolff

/s/ Stanley R. Zax.	Director	March 6, 2014
Stanley R. Zax

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$6,648	$6,967
Interest-earning deposits at other financial institutions	38,040	43,588
Total cash and cash equivalents	44,688	50,555
Investment securities — Available for Sale (“AFS”), at estimated fair value	106,272	181,225
Loans, net of allowance for loan losses of $7,236 and $6,015 at December 31, 2013 and 2012, respectively	376,312	260,656
Premises and equipment, net	1,285	1,020
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,632	3,778
Accrued interest and other assets	4,956	1,939
Total Assets	$538,145	$499,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$236,869	$196,026
Interest bearing deposits:
Interest bearing checking (“NOW”)	21,005	23,233
Money market deposits and savings	151,879	152,094
Certificates of deposit less than $100	870	1,341
Certificates of deposit of $100 or greater	42,143	43,987
Total deposits	452,766	416,681
Other borrowings	27,500	29,475
Accrued interest and other liabilities	2,491	3,844
Total Liabilities	482,757	450,000

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 11,378,710 and 10,965,560 issued at December 31, 2013 and 2012, respectively	114	110
Additional paid-in capital	67,231	65,038
Accumulated deficit	(4,036)	(10,899)
Accumulated other comprehensive income	52	2,436
Treasury stock at cost — 1,897,902 and 1,828,432 shares at December 31, 2013 and 2012, respectively	(7,973)	(7,512)
Total Stockholders’ Equity	55,388	49,173
Total Liabilities and Stockholders’ Equity	$538,145	$499,173

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012
Interest and fee income on:
Loans	$14,014	$11,378
Investments	2,709	3,429
Other	293	232
Total interest and fee income	17,016	15,039

Interest expense on:
Deposits	483	665
Borrowings	325	301
Total interest expense	808	966
Net interest income	16,208	14,073

Provision for loan losses	100	—
Net interest income after provision for loan losses	16,108	14,073

Non-interest income	1,793	1,986

Non-interest expenses:
Compensation and benefits	8,173	6,944
Occupancy	1,456	1,288
Professional fees	833	698
Technology	739	691
Marketing	335	328
FDIC assessments	274	325
Other operating expenses	2,287	2,732
Total non-interest expenses	14,097	13,006
Income before income taxes	3,804	3,053
Income tax provision	(3,059)	111
Net income	$6,863	$2,942

Other Comprehensive Income:
Net change in unrealized gains on AFS investments, net of tax	(2,384)	869
Comprehensive Income	$4,479	$3,811

Basic earnings per share	$0.79	$0.35
Diluted earnings per share	$0.76	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2013 and 2012

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders' Equity
Balance at December 31, 2011	10,841,033	$108	$64,488	$(13,841)	$1,567	(1,769,248)	$(7,271)	$45,051
Restricted stock issued	164,152	3	(3)	—	—	—	—	—
Forfeiture of restricted stock	(39,625)	(1)	(69)	—	—	—	—	(70)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	622	—	—	—	—	622
Shares surrendered to pay taxes on vesting of restricted stock	—		—			(15,337)	(75)	(75)
Common stock repurchased	—	—	—	—	—	(43,847)	(166)	(166)
Net income	—	—	—	2,942	—	—	—	2,942
Other comprehensive income	—	—	—	—	869	—	—	869
Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Restricted stock issued	138,500	1	(1)	—	—	—	—	—
Forfeiture of restricted stock	(12,250)	(0)	(24)	—	—	—	—	(24)
Exercise of stock option	286,900	3	1,432	—	—	—	—	1,435
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	786	—	—	—	—	786
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(69,365)	(461)	(461)
Common stock repurchased	—	—	—	—	—	(105)	(0)	—
Net income	—	—	—	6,863	—	—	—	6,863
Other comprehensive income (loss)	—	—	—	—	(2,384)	—	—	(2,384)
Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$6,863	$2,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	508	459
Amortization of premiums on investment securities, net	1,623	1,597
Provision for loan losses	100	—
Deferred income tax benefit	(3,175)	—
Accretion of deferred loan fees and costs, net	(23)	(78)
Gain on sale of AFS investment securities	(822)	—
Non-cash stock compensation, net of forfeitures	762	552
Loss on sale of OREO	—	21
Decrease (increase) in accrued interest and other assets	122	(185)
Increase in accrued interest and other liabilities	350	467
Net cash provided by operating activities	6,308	5,775
Cash flows from investing activities:
Activity in AFS investment securities:
Purchases	(5,943)	(90,778)
Maturities and principal reductions	40,132	39,339
Proceeds from sale of securities	35,912	—
Proceeds from sale of OREO	—	29
Increase in loans, net	(115,733)	(32,997)
Purchase of premises and equipment	(773)	(384)
Purchase of FRB stock and FHLB stock	(854)	(816)
Net cash used in investing activities	(47,259)	(85,607)
Cash flows from financing activities:
Net increase in deposits	36,085	84,227
Net repayments of short-term borrowings	(4,475)	—
Proceeds from other long-term borrowings	5,000	4,475
Repayment of other long-term borrowings	(2,500)	—
Proceeds from exercise of stock options	1,435	—
Purchase of treasury stock	—	(166)
Shares surrendered to pay taxes on vesting of restricted stock	(461)	(75)
Net cash provided by financing activities	35,084	88,461
(Decrease) increase in cash and cash equivalents	(5,867)	8,629
Cash and cash equivalents, beginning of year	50,555	41,926
Cash and cash equivalents, end of year	$44,688	$50,555

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$936	$936
Income taxes	$193	$151

Supplemental disclosure of non-cash investing activity:
Transfer of commercial real estate to OREO	$—	$140

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

Certain items in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

A loan is charged-off at any time the loan is determined to be uncollectible. Collateral dependent loans, which generally include commercial real estate loans, residential loans, and construction and land loans, are typically charged down to their fair value of collateral less selling costs when a loan is impaired or on non-accrual status. All other loans are typically charged-off when, based upon current available facts and circumstances, it’s determined that either: (1) a loan is uncollectible, (2) repayment is determined to be protracted beyond a reasonable time frame, or (3) the loan is classified as a loss determined by either the Bank’s internal review process or by external examiners.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before their loan reaches nonaccrual status. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2012-02, Receivables (“Topic 310”) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”).

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2013 and 2012 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

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

During the year ended December 31, 2009, management established a full valuation allowance against the Company’s deferred tax assets after we determined that it was “more likely than not” that the Company would not be able to realize the benefit of the deferred tax asset. During the year ended December 31, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, the Company’s recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At December 31, 2013, the Company had a net deferred tax asset of approximately $3.1 million, compared to net deferred tax liability for net unrealized gains on investment securities of $1.7 million at December 31, 2012. The net deferred tax asset at December 31, 2013, primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

At December 31, 2013 and 2012, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

See Note 16 “Income Taxes” for further discussion regarding the Company’s tax positions at December 31, 2013 and 2012.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the years ended December 31, 2013 and 2012, there were 370,073 and 1,179,373, respectively, of stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the years ended December 31, 2013 and 2012, there were 91,660 and 164,152, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Years ended December 31,
(dollars in thousands)	2013	2012
Net income	$6,863	$2,942
Average number of common shares outstanding	8,660,641	8,520,420
Effect of dilution of stock options	161,046	—
Effect of dilution of restricted stock	257,955	265,144
Average number of common shares outstanding used to calculate diluted earnings per common share	9,079,642	8,785,564

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (“Topic 210”) – Disclosures about Offsetting Assets and Liabilities (“ASU 11-11”). This ASU amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 11-11 was effective for annual and interim periods beginning on January 1, 2013. The adoption of this ASU did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (“Topic 220”) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 13-02”). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 13-02 was effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Business Entity - An Addition to the Master Glossary (“ASU 2013-12”). This ASU amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

(2)           Investment Securities

The following is a summary of the investments categorized as Available for Sale at December 31, 2013 and 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2013:
Investments — Available for Sale
Corporate Notes	3,074	34	—	3,108
Residential Mortgage-Backed Securities	103,109	959	(904)	103,164
Total	$106,183	$993	$(904)	$106,272
At December 31, 2012:
Investments — Available for Sale
U.S. Gov’t Treasuries	$2,136	$71	$—	$2,207
Corporate Notes	34,534	741	—	35,275
Residential Mortgage-Backed Securities	140,416	3,345	(18)	143,743
Total	$177,086	$4,157	$(18)	$181,225

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2013 or 2012. At December 31, 2013 and 2012, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at December 31, 2013 and 2012, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $45.4 million and $47.7 million, respectively. Deposits from the State of California were $38.0 million and $34.0 million at December 31, 2013 and 2012, respectively.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at December 31, 2013. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.78 years at December 31, 2013.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Corporate Notes	$502	1.12%	$2,606	1.35%	$—	—%	$—	—%	$3,108	1.31%
Residential Mortgage-Backed Securities	—	—	—	—	54,317	1.84	48,847	2.42	103,164	2.12
Total	$502	1.12%	$2,606	1.35%	$54,317	1.84%	$48,847	2.42%	$106,272	2.09%

A total of 36 and four securities had unrealized losses at December 31, 2013 and 2012, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2013:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(904)	$51,847	$—	$—
At December 31, 2012:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(18)	$7,584	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at December 31, 2013 and 2012 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)     Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of December 31, 2013 and 2012, total loans outstanding totaled $383.5 million and $266.7 million, respectively. The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 86.9% and 84.5% of all loans are secured by real estate at December 31, 2013 and 2012, respectively.

	December 31,
	2013		2012
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$76,397	19.9%	$58,769	22.0%
Commercial real estate	167,419	43.7%	110,031	41.3%
Residential	82,795	21.6%	53,162	19.9%
Land and construction	30,102	7.8%	19,080	7.2%
Consumer and other (2)	26,787	7.0%	25,584	9.6%
Loans, gross	383,500	100.0%	266,626	100.0%
Net deferred costs	48		45
Less — allowance for loan losses	(7,236)		(6,015)
Loans, net	$376,312		$260,656

(1)	Unsecured commercial loan balances were $13.2 million and $10.0 million at December 31, 2013 and 2012, respectively.
(2)	Unsecured consumer and other loan balances were $2.3 million and $901,000 at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of December 31, 2013 and 2012, respectively:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
For the Year Ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,765)	1,210	250	400	5	100
Charge-offs	—	—	—	—	—	—
Recoveries	1,071	—	—	—	50	1,121
Ending balance	$1,583	$3,660	$758	$811	$424	$7,236

As of December 31, 2013:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,548	3,660	758	811	424	7,201
Total	$1,583	$3,660	$758	$811	$424	$7,236

Loans:
Ending balance: individually evaluated for impairment	$924	$—	$—	$—	$29	$953
Ending balance: collectively evaluated for impairment	75,473	167,419	82,795	30,102	26,758	382,547
Total	$76,397	$167,419	$82,795	$30,102	$26,787	$383,500

For the Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(305)	485	(75)	(100)	(5)	—
Charge-offs	(26)	(400)	—	(5)	—	(431)
Recoveries	24	1,113	—	—	25	1,162
Ending balance	$2,277	$2,450	$508	$411	$369	$6,015

As of December 31, 2012:
Ending balance: individually evaluated for impairment	$500	$—	$—	$—	$—	$500
Ending balance: collectively evaluated for impairment	1,777	2,450	508	411	369	5,515
Total	$2,277	$2,450	$508	$411	$369	$6,015

Loans:
Ending balance: individually evaluated for impairment	$1,799	$—	$—	$—	$345	$2,144
Ending balance: collectively evaluated for impairment	56,970	110,031	53,162	19,080	25,239	264,482
Total	$58,769	$110,031	$53,162	$19,080	$25,584	$266,626

There were no loans acquired with deteriorated credit quality as of December 31, 2013 and 2012.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of December 31, 2013 and 2012, the allowance for unfunded lending commitments was $270,000 and $203,000, respectively and is primarily related to $104.3 million and $74.2 million in commitments to extend credit to customers and $2.6 million and $1.9 million in standby/commercial letters of credit at December 31, 2013 and 2012, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of December 31, 2013 and 2012. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. Total additions to non-performing loans during the years ended December 31, 2013 and 2012 were $198,000 and none, respectively. Non-performing loans represented 0.2% and 0.7% of total loans at December 31, 2013 and 2012, respectively. There were no accruing loans past due 90 days or more at December 31, 2013. At December 31, 2012, there was one accruing residential loan totaling $2.3 million that was past due 90 days or more. This loan continued to accrue interest because it was well secured and in the process of collection.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of December 31, 2013:
Commercial	$187	$—	$706	$893	$75,504	$76,397
Commercial real estate	—	—	—	—	167,419	167,419
Residential	—	—	—	—	82,795	82,795
Land and construction	—	—	—	—	30,102	30,102
Consumer and other	—	—	29	29	26,758	26,787
Totals	$187	$—	$735	$922	$382,578	$383,500

As of December 31, 2012:
Commercial	$599	$577	$812	$1,988	$56,781	$58,769
Commercial real estate	4,828	—	2,300	7,128	102,903	110,031
Residential	—	—	—	—	53,162	53,162
Land and construction	—	—	—	—	19,080	19,080
Consumer and other	—	—	345	345	25,239	25,584
Totals	$5,427	$577	$3,457	$9,461	$257,165	$266,626

The following table sets forth non-accrual loans and other real estate owned at December 31, 2013 and 2012:

	December 31,
(dollars in thousands)	2013	2012
Non-accrual loans:
Commercial	$706	$1,509
Commercial real estate	—	—
Land and construction	—	—
Consumer and other	29	345
Total non-accrual loans	735	1,854
OREO	90	90
Total non-performing assets	$825	$1,944

Non-performing assets to gross loans and OREO	0.22%	0.73%
Non-performing assets to total assets	0.15%	0.39%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at December 31, 2013 and 2012. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of December 31, 2013:
Grade:
Pass	$73,824	$166,828	$82,795	$26,801	$26,503
Special Mention	1,149	—	—	3,301	206
Substandard	1,424	591	—	—	78
Total	$76,397	$167,419	$82,795	$30,102	$26,787

As of December 31, 2012:
Grade:
Pass	$49,717	$109,397	$53,162	$19,080	$25,190
Special Mention	6,609	—	—	—	—
Substandard	2,443	634	—	—	394
Total	$58,769	$110,031	$53,162	$19,080	$25,584

There were no loans assigned to the Doubtful or Loss grade as of December 31, 2013 and 2012.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the year ended December 31, 2013:
With no related allowance recorded:
Commercial	$789	$1,065	$—	$841
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	240
With an allowance recorded:
Commercial	$135	$142	$35	$155
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$924	$1,207	$35	$996
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$240
As of and for the year ended December 31, 2012:
With no related allowance recorded:
Commercial	$988	$1,303	$—	$1,098
Commercial real estate	—	—	—	3,113
Residential	—	—	—	—
Land and construction	—	—	—	1,155
Consumer and other	345	345	—	345
With an allowance recorded:
Commercial	$811	$1,990	$500	$1,084
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$1,799	$3,293	$500	$2,182
Commercial real estate	$—	$—	$—	$3,113
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$1,155
Consumer and other	$345	$345	$—	$345

During the years ended December 31, 2013 and 2012, the average balance of impaired loans was $1.2 million and $6.8 million, respectively. As of December 31, 2013 and 2012, there was $735,000 and $1.9 million, respectively, of impaired loans on non-accrual status. During the year ended December 31, 2013 and 2012, interest income recognized on impaired loans subsequent to their classification as impaired was $9,000 and $12,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the years ended December 31, 2013 and 2012 are set forth in the following table.

	For the Years Ended December 31,
	2013			2012
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	3	$988	$988

The modifications in connection with the troubled debt restructurings during the year ended December 31, 2012 were primarily related to extending the amortization period of these loans. The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the year ended December 31, 2013 and 2012. During the year ended December 31, 2013, there was one commercial loan, with a recorded investment of $572,000 at December 31, 2013, that defaulted within twelve months of its modification date. As of December 31, 2012, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2013 and 2012 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	December 31, 2013		December 31, 2012
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,706	$15	$2,800	$107
Commercial loan interest rate swaps	$(2,706)	$(15)	$(2,800)	$(107)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2013 and 2012 were as follows:

	December 31, 2013 Weighted-Average		December 31, 2012 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.37%	4.85%	3.41%	4.85%
Non-hedging interest rate swaps	4.85%	3.37%	4.85%	3.41%

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

(5)           Comprehensive Income

Comprehensive income, which includes net income, the net change in unrealized gains on investment securities available for sale and the reclassification of net gains included in earnings, is presented below:

	For the Years Ended December 31,
(in thousands)	2013	2012
Net income	$6,863	$2,942
Other comprehensive income:
Increase in net unrealized (losses) gains on investment securities available for sale, net of tax (benefit) expense of ($1,327) and $608, respectively	(1,900)	869
Reclassification for net gains included in earnings, net of tax expense of $338 and none, respectively	(484)	—
Comprehensive income	$4,479	$3,811

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	For the Years Ended December 31,
(in thousands)	2013	2012
Beginning balance	$2,436	$1,567
Other comprehensive income (loss) before reclassifications	(1,900)	869
Amounts reclassified from accumulated other comprehensive income	(484)	—
Net other comprehensive income (loss) during the year	(2,384)	869
Ending balance	$52	$2,436

(6)                                 Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors, as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Gross loan commitments for officers and directors of the Company at December 31, 2013 and 2012 were $3.1 million and $1.4 million, respectively. The outstanding balances for these loans were $1.5 million and $792,000 at December 31, 2013 and 2012, respectively.

The following is a summary of related party loan activities for the years ended December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Beginning balance	$792	$987
Credits granted	1,265	23
Repayments	(543)	(218)
Ending balance	$1,514	$792

Deposits by officers and directors of the Company at December 31, 2013 and 2012 totaled approximately $6.0 million and $10.8 million, respectively.

(7)           Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2013 and 2012 are comprised of the following:

	December 31,
(in thousands)	2013	2012
Leasehold improvements	$1,316	$973
Furniture & equipment	2,515	2,191
Software	767	661
Total	4,598	3,825
Accumulated depreciation	(3,313)	(2,805)
Premises and equipment, net	$1,285	$1,020

Depreciation and amortization included in occupancy expense for the years ended December 31, 2013 and 2012 amounted to $508,000 and $459,000, respectively.

(8)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$236,869	52.3%	$196,026	47.0%
Interest bearing demand deposits	21,005	4.6%	23,233	5.6%
Money market deposits and savings	151,879	33.6%	152,094	36.5%
Certificates of deposit	43,013	9.5%	45,328	10.9%
Total	$452,766	100.0%	$416,681	100.0%

At December 31, 2013, the Company had four certificates of deposits with the State of California Treasures’s Office for a total of $38.0 million that represented 8.4% of total deposits. Each of these deposits are scheduled to mature in the first quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2012, the Company had three certificate of deposit accounts with the State of California Treasurer’s Office for a total of $34.0 million that represented 8.2% of total deposits. The Company was required to pledge $41.8 million and $37.4 million of agency mortgage-backed securities at December 31, 2013 and 2012, respectively, in connection with these certificates of deposit.

At December 31, 2013, the Company had $2.1 million of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.5% of total deposits. At December 31, 2012, the Company had $5.2 million of CDARS reciprocal deposits, which represented 1.3% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at December 31, 2013 and 2012 was $42.1 million and $44.0 million, respectively. At December 31, 2013, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $41.3 million maturing in six months or less, $806,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at December 31, 2013.

(dollars in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$42,007	$966	$—
1.00%	to	1.99%	—	—	40
Total			$42,007	$966	$40

(9)           Other Borrowings

At December 31, 2013 and 2012, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $169.9 million and $105.1 million, respectively. The Company had $27.5 million and $25.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2013 and 2012, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2013 and 2012.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2013 and 2012 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2013	2012
May 23, 2013	0.63%	$—	$2,500
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	—
	Total	$27,500	$25,000

At December 31, 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at December 31, 2013. At December 31, 2012, there was a $4.5 million short-term overnight borrowing outstanding under these credit facilities at an interest rate of 1.09%. This borrowing was repaid on January 2, 2013. The Company did not incur any material interest expense charges in connection with this borrowing and there were no further borrowings under these facilities during the year ended December 31, 2013. As of December 31, 2013 and 2012, the Company had pledged $3.1 million of corporate notes related to these lines of credit.

(10)                        Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $104.3 million and $74.2 million in commitments to extend credit to customers and $2.6 million and $1.9 million in standby/commercial letters of credit at December 31, 2013 and 2012, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $73,000 and $67,000 as of December 31, 2013 and 2012, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in December 2018 and June 2024, respectively. Rental expense, which is included in occupancy expense was $739,000 and $562,000 for the years ended December 31, 2013 and 2012, respectively.

The projected minimum rental payments under the term of the leases at December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$738
2015	752
2016	775
2017	799
2018	823
Thereafter	4,339
Total	$8,226

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2013 and 2012, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands):

Years ending December 31,
2014	$602
2015	349
2016	165
2017	54
2018	10
Total	$1,180

(11)                          Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
Investments-Available for Sale
Corporate Notes	$3,108	$—	$3,108	$—
Residential Mortgage-Backed Securities	103,164	—	103,164	—
Derivative Assets – Interest Rate Swaps	15	—	15	—
Derivative Liabilities – Interest Rate Swaps	15	—	15	—
At December 31, 2012:
Investments-Available for Sale
U.S. Gov’t treasuries	$2,207	$2,207	$—	$—
Corporate Notes	35,275	—	35,275	—
Residential Mortgage-Backed Securities	143,743	—	143,743	—
Derivative Assets – Interest Rate Swaps	107	—	107	—
Derivative Liabilities – Interest Rate Swaps	107	—	107	—

AFS securities — As of December 31, 2013 and 2012, the Level 2 fair value of the Company’s residential mortgage-backed securities was $103.2 million and $143.7 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At December 31, 2013 and 2012, the weighted average rate and weighed average life of these securities were 2.12% and 1.95%, respectively, and 3.85 years and 2.92 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 and 2 measurements during the years ended December 31, 2013 and 2012.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
Impaired loans
Commercial	$672	$—	$—	$672
OREO
Land and construction	90	—	—	90
Total	$762	$—	$—	$762
At December 31, 2012:
Impaired loans
Commercial	$889	$—	$—	$889
OREO
Land and construction	90	—	—	90
Total	$979	$—	$—	$979

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company recorded net recoveries of $1.1 million and $731,000 on impaired loans during the years ended December 31, 2013 and 2012, respectively.

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

The estimated fair value and carrying amounts of the financial instruments at December 31, 2013 and 2012 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Assets
Cash and cash equivalents	$44,688	$44,688	$—	$—	$44,688
Investment securities	106,272	—	106,272	—	106,272
FRB stock	1,570	—	—	—	N/A
FHLB stock	3,062	—	—	—	N/A
Loans, net	376,312	—	—	376,249	376,249
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest receivable	1,132	1,132	—	—	1,132
Liabilities
Non-interest bearing deposits	$236,869	$236,869	$—	$—	$236,869
Interest bearing deposits	215,897	172,884	43,013	—	215,897
Other borrowings	27,500	—	27,562	—	27,562
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest payable	29	29	—	—	29

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Assets
Cash and cash equivalents	$50,555	$50,555	$—	$—	$50,555
Investment securities	181,225	2,207	179,018	—	181,225
FRB stock	1,363	—	—	—	N/A
FHLB stock	2,415	—	—	—	N/A
Loans, net	260,656	—	—	260,482	260,482
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest receivable	1,322	1,322	—	—	1,322
Liabilities
Non-interest bearing deposits	$196,026	$196,026	$—	$—	$196,026
Interest bearing deposits	220,655	175,327	45,328	—	220,655
Other borrowings	29,475	—	29,885	—	29,885
Non-hedging interest rate swaps	107	—	107	—	107
Accrued interest payable	157	157	—	—	157

(13)                              Non-Interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2013 and 2012, respectively:

	Years ended December 31,
(in thousands)	2013	2012
Loan arrangement fees	$667	$1,461
Gain on sale of AFS investment securities	822	—
Service charges and other operating income	304	525
Total non-interest income	$1,793	$1,986

(14)        Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2013, and 2012, respectively:

	Years ended December 31,
(in thousands)	2013	2012
Loan expenses	$413	$1,012
Board of Directors fees/non-cash stock expenses	362	261
OCC assessments	135	120
Branch/customer expense	525	451
Stationery and supplies	89	74
Insurance	87	76
Dues, memberships and subscriptions	123	129
Stockholders expense	136	74
Telephone	122	76
Delaware Franchise Tax	107	64
Provision for unfunded lending commitments	67	—
Other expenses	121	395
Total other operating expenses	$2,287	$2,732

(15)        Stock-Based Compensation

On May 8, 2013, the shareholders of the Company approved the Company’s 2013 Equity Incentive Plan (the “Plan”), which provides for the grant of up to 750,000 shares of Common Stock to employees, including officers and directors, non-employee directors and consultants. Stock options, stock appreciation rights, restricted stock and other stock awards, and restricted stock units are all available for grant pursuant to the terms and conditions of the Plan. As a result of shareholder approval of the Plan, no further grants will be made under the 2004 Founder Stock Option Plan, the Director and Employee Stock Option Plan or the 2005 Equity Incentive Plan, however these plans shall remain in effect with respect to options and restricted stock awards previously granted. As of December 31, 2013, there have been no awards granted under the Plan.

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

Non-cash stock compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $749,000 and $552,000 for the years ended December 31, 2013 and 2012, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2013, and 2012 was $686,000 and $414,000, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the years ended December 31, 2013 and 2012, respectively.

	Years Ended December 31,
	2013		2012
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	563,516	$4.23	536,733	$4.03
Granted	138,500	5.82	164,152	4.83
Vested	(160,237)	4.28	(97,744)	4.23
Forfeited and surrendered	(12,250)	4.56	(39,625)	4.05
Ending balance	529,529	$4.62	563,516	$4.23

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the year ended December 31, 2013 and 2012, there were 41,900 and none, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. There have been no options granted or cancelled under the 2004 Founder Stock Option Plan for the year ended December 31, 2013 or 2012. The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.15 years and 1.15 years at December 31, 2013 and 2012, respectively. All options under the 2004 Founder Stock Option Plan were exercisable at Decemer 31, 2013 and 2012. There were 91,800 and 133,700 shares outstanding at December 31, 2013 and 2012, respectively, with a weighted average exercise price of $5.00.

There have been no options granted or cancelled under the Director and Employee Stock Option Plan for the years ended December 31, 2013 or 2012. During the years ended December 31, 2012 and 2013 there were 245,000 and none options exercised under this plan. The remaining contractual life of the Director and Employee Stock Options outstanding was 0.79 years and 1.64 years at December 31, 2013 and 2012, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2013 and 2012. At December 31, 2013 and 2012, there were 800,673 and 1,045,673, respectively, of shares outstanding under the Director and Employee Stock Option Plan with weighted average exercise prices of $6.37 and $6.05, respectively.

The following tables detail the amount of shares authorized and available under all stock plans as of December 31, 2013:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	49,900	91,800	—

Director and Employee Stock Option Plan	1,434,000	461,924	800,673	—

2005 Equity Incentive Plan	1,200,000	657,744	529,529	—

2013 Equity Incentive Plan	750,000	—	—	750,000

(16)        Income Taxes

The income tax (benefit) provision consists of the following for the years ended December 31, 2013 and 2012:

(in thousands)	2013	2012
Current:
Federal	$92	$84
State	24	27
Deferred:
Federal	1,003	1,169
State	130	212
	1,249	1,492
Valuation allowance	(4,308)	(1,381)
Income tax (benefit) provision	$(3,059)	$111

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2013 and 2012 to the loss before income tax provision and the effective tax rate are as follows:

	2013		2012
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision at statutory rate	$1,293	34%	$1,038	34%
Changes due to:
State franchise tax, net of federal income tax	272	7%	218	7%
Alternative minimum tax	(86)	(2)%	111	4%
Valuation allowance	(4,308)	(113)%	(1,381)	(45)%
Other, net	(230)	(6)%	125	4%
Total income tax (benefit) provision	$(3,059)	(80)%	$111	4%

The major components of the net deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Deferred tax assets:
Net operating losses	$399	$1,883
Allowance for loan losses	1,295	1,254
Equity compensation	594	562
Depreciation	118	180
Accrued compensation	394	278
Other	471	269
Valuation allowance	—	(4,308)
Total deferred tax assets	3,271	118

Deferred tax liabilities:
Prepaid expenses	39	61
Federal Home Loan Bank stock dividends	57	57
Net unrealized gains on investment securities	88	1,704
Total deferred tax liabilities	184	1,822
Net deferred tax liabilities	$3,087	$(1,704)

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

During the year ended December 31, 2009, management established a full valuation allowance against the Company’s deferred tax assets after it was determined that it was “more likely than not” that the Company would not be able to realize the benefit of the deferred tax asset. During the year ended December 31, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the Consolidated Statements of Operations and Comprehensive Income. In making this determination, management analyzed, among other things, the Company’s recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At December 31, 2013, the Company had a net deferred tax asset of approximately $3.1 million, compared to net deferred tax liability for net unrealized gains on investment securities of $1.7 million at December 31, 2012. The net deferred tax asset at December 31, 2013, primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

As of December 31, 2013, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $378,000 and $2.5 million, respectively. As of December 31, 2012, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $4.1 million and $6.8 million, respectively. For federal and California tax purposes, the Company’s NOL carryforwards expire beginning in 2029.

No uncertain tax positions were identified as of December 31, 2013 and 2012, and the Company had no tax reserve for uncertain tax positions at December 31, 2013 and 2012. The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months. Furthermore, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense. At December 31, 2013 and 2012, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010 and 2009, respectively.

(17)                          Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salaries on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participants. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of the employees for the years ended December 31, 2013 and 2012 was $182,000 and $151,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2013 and 2012 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

December 31, 2012:
Total Risk-Based Capital Ratio	$50,823	15.65%	$49,635	15.29%	$25,977	8.00%	$32,470	10.00%
Tier 1 Risk-Based Capital Ratio	$46,738	14.39%	$45,549	14.03%	$12,988	4.00%	$19,482	6.00%
Tier 1 Leverage Ratio	$46,738	9.47%	$45,549	9.22%	$19,748	4.00%	$24,696	5.00%

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

(19)                          Parent Company Only Condensed Financial Information

The condensed financial statements of 1st Century Bancshares, Inc. as of and for the years ended December 31, 2013 and 2012 are presented below:

Condensed Balance Sheets

(in thousands)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$2,082	$1,206
Investment in subsidiary bank	53,324	47,985
Total Assets	$55,406	$49,191

Liabilities and Stockholders’ Equity
Other liabilities	$18	$18

Common stock	114	110
Additional paid-in capital	67,231	65,038
Accumulated deficit	(4,036)	(10,899)
Accumulated other comprehensive income	52	2,436
Treasury stock at cost	(7,973)	(7,512)
Total Stockholders’ Equity	55,388	49,173
Total Liabilities and Stockholders’ Equity	$55,406	$49,191

Condensed Statements of Operations and Comprehensive Income

	Years ended December 31,
(in thousands)	2013	2012
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Compensation and benefits	(35)	(32)
Other operating expenses	(63)	(58)
Loss before taxes	(98)	(90)
Income tax provision	—	—
Loss before equity in undistributed income of subsidiary bank	(98)	(90)
Equity in undistributed income of subsidiary bank	6,961	3,032
Net income	$6,863	$2,942
Comprehensive income	$4,479	$3,811

Condensed Statements of Cash Flows

	Years ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$6,863	$2,942
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiary bank	(6,961)	(3,032)
Decrease in other liabilities	—	(40)
Net cash used in operating activities	(98)	(130)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,435	—
Purchase of treasury stock	—	(166)
Shares surrendered to pay taxes on vesting of restricted stock	(461)	(75)
Net cash provided by (used in) financing activities	974	(241)
Net change in cash and cash equivalents	876	(371)
Cash and cash equivalents, beginning of year	1,206	1,577
Cash and cash equivalents, end of year	$2,082	$1,206

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of 1st Century Bancshares, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 6, 2014