Form 10-Q
period 2014-03-31
1st Century Bancshares, Inc.
filed 2014-05-08
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

10,174,330 shares of common stock of the registrant were outstanding as of May 2, 2014.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2014

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; the possibility that we will be unable to comply with the requirements set forth in the OCC’s Consent Order, which could result in restrictions on our operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$8,297	$6,648
Interest earning deposits at other financial institutions	64,438	38,040
Total cash and cash equivalents	72,735	44,688
Investment securities — Available for Sale (“AFS”), at estimated fair value	102,550	106,272
Loans, net of allowance for loan losses of $7,252 and $7,236 at March 31, 2014 and December 31, 2013, respectively	368,812	376,312
Premises and equipment, net	1,270	1,285
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,632	4,632
Accrued interest and other assets	4,774	4,956
Total Assets	$554,773	$538,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$240,962	$236,869
Interest bearing deposits:
Interest bearing checking (“NOW”)	21,595	21,005
Money market deposits and savings	162,701	151,879
Certificates of deposit less than $100	787	870
Certificates of deposit of $100 or greater	41,060	42,143
Total deposits	467,105	452,766
Other borrowings	27,500	27,500
Accrued interest and other liabilities	1,831	2,491
Total Liabilities	496,436	482,757

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 11,901,310 and 11,378,710 issued at March 31, 2014 and December 31, 2013, respectively	119	114
Additional paid-in capital	69,925	67,231
Accumulated deficit	(3,634)	(4,036)
Accumulated other comprehensive income	164	52
Treasury stock at cost — 1,934,980 and 1,897,902 shares at March 31, 2014 and December 31, 2013, respectively	(8,237)	(7,973)
Total Stockholders’ Equity	58,337	55,388
Total Liabilities and Stockholders’ Equity	$554,773	$538,145

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest and fee income on:
Loans	$3,868	$3,258
Investments	561	779
Other	109	51
Total interest and fee income	4,538	4,088

Interest expense on:
Deposits	110	130
Borrowings	82	74
Total interest expense	192	204
Net interest income	4,346	3,884

Provision for (reduction of) loan losses	—	(500)
Net interest income after provision for (reduction of) loan losses	4,346	4,384

Non-interest income	365	359

Non-interest expenses:
Compensation and benefits	2,459	1,982
Occupancy	372	357
Professional fees	153	125
Technology	193	179
Marketing	76	63
FDIC assessments	77	88
Other operating expenses	669	469
Total non-interest expenses	3,999	3,263
Income before income taxes	712	1,480
Income tax provision	310	38
Net income	402	1,442

Other Comprehensive Income:
Net change in unrealized gains (losses) on AFS investments, net of tax	112	(163)
Comprehensive Income	$514	$1,279

Basic earnings per share	$0.04	$0.17
Diluted earnings per share	$0.04	$0.16

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Forfeiture of restricted stock	(4,000)	—	(11)	—	—	—	—	(11)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	199	—	—	—	—	199
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(105)	—	—
Net income	—	—	—	1,442	—	—	—	1,442
Other comprehensive income	—	—	—	—	(163)	—	—	(163)
Balance at March 31, 2013	10,961,560	$110	$65,226	$(9,457)	$2,273	(1,828,537)	$(7,512)	$50,640

Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	20,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—
Exercise of stock options	502,600	5	2,508	—	—	—	—	2,513
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	186	—	—	—	—	186
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(37,078)	(264)	(264)
Common stock repurchased	—	—	—	—	—	—	—	—
Net income	—	—	—	402	—	—	—	402
Other comprehensive income	—	—	—	—	112	—	—	112
Balance at March 31, 2014	11,901,310	$119	$69,925	$(3,634)	$164	(1,934,980)	$(8,237)	$58,337

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$402	$1,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	122	130
Amortization of premiums on investment securities, net	247	514
Provision for (reduction of) loan losses	—	(500)
Deferred income tax expense	290	—
(Accretion) amortization of deferred loan fees, net of costs	(7)	12
Gain on sale of AFS investment securities	(253)	—
Non-cash stock compensation, net of forfeitures	186	188
Increase in accrued interest and other assets	(187)	(95)
Decrease in accrued interest and other liabilities	(660)	(485)
Net cash provided by operating activities	140	1,206
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(16,001)	—
Maturities and principal reductions	4,842	12,401
Proceeds from sale of securities	15,078	—
Decrease (increase) in loans, net	7,507	(30,000)
Purchase of premises and equipment	(107)	(27)
Net cash provided by (used in) investing activities	11,319	(17,626)
Cash flows from financing activities:
Net increase (decrease) in deposits	14,339	(2,152)
Net repayment of short-term borrowings	—	(4,475)
Proceeds from exercise of stock options	2,513	—
Shares surrendered to pay taxes on vesting of stock based compensation	(264)	—
Net cash provided by (used in) financing activities	16,588	(6,627)
Increase (decrease) in cash and cash equivalents	28,047	(23,047)
Cash and cash equivalents, beginning of period	44,688	50,555
Cash and cash equivalents, end of period	$72,735	$27,508

Supplemental cash flow information:
Cash paid during the period for:
Interest	$193	$182
Income taxes	$20	$52

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim period presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2013, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of Bancshares and the Bank. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2014.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. During the year ended December 31, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income. This reversal occurred during the quarter ended June 30, 2013. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At March 31, 2014 and December 31, 2013, we had a net deferred tax asset of approximately $2.8 million and $3.1 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

At March 31, 2014 and December 31, 2013, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three months ended March 31, 2014 and 2013, there were 350,073 and 370,073, respectively of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three months ended March 31, 2014 and 2013, there were 13,111 and none, respectively, of restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net income	$402	$1,442
Average number of common shares outstanding	9,293,251	8,573,508
Effect of dilution of restricted stock	366,164	328,659
Effect of dilution of stock options	51,082	18,774
Average number of common shares outstanding used to calculate diluted earnings per common share	9,710,497	8,920,941

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

Stock-Based Compensation

The Company has granted restricted stock awards to directors, employees, and a vendor under the Company’s 2005 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) and the 2013 Equity Incentive Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the vesting and/or service period.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). The amendments of ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. This ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015. The Company is currently evaluating the effect of ASU 2014-04 on its financial statements and disclosures, if any.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and improve related disclosures. This ASU also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance. ASU 2014-08 will be effective for annual financial statements with fiscal years beginning on or after December 31, 2014 and interim periods thereafter. The Company is currently evaluating the effects ASU 2014-08 will have on its financial statements and disclosures, if any.

(2)	Investments

The following is a summary of the investments categorized as Available for Sale at March 31, 2014 and December 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2014:
Investments — Available for Sale
U.S. Government Agencies	$4,030	$—	$—	$4,030
Corporate Notes	3,063	26	—	3,089
Residential Mortgage-Backed Securities	95,178	841	(588)	95,431
Total	$102,271	$867	$(588)	$102,550
At December 31, 2013:
Investments — Available for Sale
Corporate Notes	$3,074	$34	$—	$3,108
Residential Mortgage-Backed Securities	103,109	959	(904)	103,164
Total	$106,183	$993	$(904)	$106,272

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2014 or December 31, 2013. At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at March 31, 2014 and December 31, 2013, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $47.8 million and $45.4 million, respectively. Deposits from the State of California were $38.0 million at both March 31, 2014 and December 31, 2013.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at March 31, 2014. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 4.50 years at March 31, 2014.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Agencies	$—	—%	$—	—%	$4,030	2.22%	$—	—%	$4,030	2.22%
Corporate Notes	1,014	1.33	2,075	1.31	—	—	—	—	3,089	1.31
Residential Mortgage-Backed Securities	—	—	—	—	37,158	1.83	58,273	2.46	95,431	2.21
Total	$1,014	1.33%	$2,075	1.31%	$41,188	1.87%	$58,273	2.46%	$102,550	2.19%

A total of 33 and 36 securities had unrealized losses at March 31, 2014 and December 31, 2013, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2014:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(551)	$45,994	$(37)	$1,600

At December 31, 2013:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(904)	$51,847	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at March 31, 2014 and December 31, 2013 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the three months ended March 31, 2014, the Company sold available for sale investment securities with an amortized cost of $14.8 million. These securities consisted entirely of residential mortgage-backed securities and resulted in realized gains of $253,000 which were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. The Company did not sell any available for sale securities during the three months ended March 31, 2013.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 86.6% and 86.9% of all loans are secured by real estate at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$74,159	19.7%	$76,397	19.9%
Commercial real estate	164,133	43.7%	167,419	43.7%
Residential	83,485	22.2%	82,795	21.6%
Land and construction	27,985	7.4%	30,102	7.8%
Consumer and other (2)	26,225	7.0%	26,787	7.0%
Loans, gross	375,987	100.0%	383,500	100.0%
Net deferred costs	77		48
Less — allowance for loan losses	(7,252)		(7,236)
Loans, net	$368,812		$376,312

(1)	Unsecured commercial loan balances were $11.9 million and $13.2 million at March 31, 2014 and December 31, 2013, respectively.
(2)	Unsecured consumer and other loan balances were $2.0 million and $2.3 million at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2014 and 2013:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(20)	—	20	—	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,579	$3,660	$778	$811	$424	$7,252
As of March 31, 2014:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,544	3,660	778	811	424	7,217
Total	$1,579	$3,660	$778	$811	$424	$7,252

Loans:
Ending balance: individually evaluated for impairment	$924	$—	$—	$—	$29	$953
Ending balance: collectively evaluated for impairment	73,235	164,133	83,485	27,985	26,196	375,034
Total	$74,159	$164,133	$83,485	$27,985	$26,225	$375,987

Three Months Ended March 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,700)	750	190	330	(70)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,054	—	—	—	50	1,104
Ending balance	$1,631	$3,200	$698	$741	$349	$6,619
As of March 31, 2013:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	1,631	3,200	698	741	349	6,619
Total	$1,631	$3,200	$698	$741	$349	$6,619

Loans:
Ending balance: individually evaluated for impairment	$843	$—	$—	$—	$345	$1,188
Ending balance: collectively evaluated for impairment	58,929	125,939	62,192	29,209	20,355	296,624
Total	$59,772	$125,939	$62,192	$29,209	$20,700	$297,812

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2013:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,548	3,660	758	811	424	7,201
Total	$1,583	$3,660	$758	$811	$424	$7,236
Loans:
Ending balance: individually evaluated for impairment	$924	$—	$—	$—	$29	$953
Ending balance: collectively evaluated for impairment	75,473	167,419	82,795	30,102	26,758	382,547
Total	$76,397	$167,419	$82,795	$30,102	$26,787	$383,500

There were no loans acquired with deteriorated credit quality as of March 31, 2014 and December 31, 2013.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of March 31, 2014 and December 31, 2013, the allowance for unfunded lending commitments was $270,000, and is primarily related to $107.5 million and $104.3 million in commitments to extend credit to customers and $2.5 million and $2.6 million in standby/commercial letters of credit at March 31, 2014 and December 31, 2013, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of March 31, 2014 and December 31, 2013. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. There were no additions to non-performing loans during the three months ended March 31, 2014 and 2013. Non-performing loans represented 0.2% of total loans at both March 31, 2014 and December 31, 2013. At March 31, 2014, there was one accruing consumer loan totaling $50,000 that was past due 90 days or more. This loan continued to accrue interest because it was well secured and in the process of collection. There were no accruing loans past due 90 days or more at December 31, 2013.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of March 31, 2014:
Commercial	$350	$217	$706	$1,273	$72,886	$74,159
Commercial real estate	—	—	—	—	164,133	164,133
Residential	—	—	—	—	83,485	83,485
Land and construction	—	—	—	—	27,985	27,985
Consumer and other	—	—	79	79	26,146	26,225
Totals	$350	$217	$785	$1,352	$374,635	$375,987
As of December 31, 2013:
Commercial	$187	$—	$706	$893	$75,504	$76,397
Commercial real estate	—	—	—	—	167,419	167,419
Residential	—	—	—	—	82,795	82,795
Land and construction	—	—	—	—	30,102	30,102
Consumer and other	—	—	29	29	26,758	26,787
Totals	$187	$—	$735	$922	$382,578	$383,500

The following table sets forth non-accrual loans and other real estate owned at March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans:
Commercial	$706	$706
Consumer and other	29	29
Total non-accrual loans	735	735
OREO	90	90
Total non-performing assets	$825	$825

Non-performing assets to gross loans and OREO	0.22%	0.22%
Non-performing assets to total assets	0.15%	0.15%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at March 31, 2014 and December 31, 2013. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of March 31, 2014:
Grade:
Pass	$72,522	$163,553	$83,485	$24,684	$26,146
Special Mention	146	—	—	3,301	—
Substandard	1,491	580	—	—	79
Total	$74,159	$164,133	$83,485	$27,985	$26,225
As of December 31, 2013:
Grade:
Pass	$73,824	$166,828	$82,795	$26,801	$26,503
Special Mention	1,149	—	—	3,301	206
Substandard	1,424	591	—	—	78
Total	$76,397	$167,419	$82,795	$30,102	$26,787

There were no loans assigned to the Doubtful or Loss grade as of March 31, 2014 and December 31, 2013.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the three months ended March 31, 2014:
With no related allowance recorded:
Commercial	$789	$1,065	$—	$789
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	29
With an allowance recorded:
Commercial	$135	$142	$35	$135
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$924	$1,207	$35	$924
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$29
As of and for the year ended December 31, 2013:
With no related allowance recorded:
Commercial	$789	$1,065	$—	$841
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	240
With an allowance recorded:
Commercial	$135	$142	$35	$155
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$924	$1,207	$35	$996
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$240

During the three months ended March 31, 2014 and 2013, the average balance of impaired loans was $1.0 million and $1.5 million, respectively. As of March 31, 2014 and December 31, 2013, there were $735,000 of impaired loans on non-accrual status. During the three months ended March 31, 2014 and 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $3,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three months ended March 31, 2014 and 2013. The impact on the Company’s determination of the allowance for loan losses related to troubled debt restructurings was not material and resulted in no charge-offs during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, there were no defaults recorded on any loans that were modified as troubled debt restructurings during the preceding twelve months. During the three months ended March 31, 2013, there was one commercial loan with a recorded investment of $572,000 at March 31, 2013, that defaulted within twelve months of its modification date. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2014 and December 31, 2013 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	March 31, 2014		December 31, 2013
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,692	$4	$2,706	$15
Commercial loan interest rate swaps	$(2,692)	$(4)	$(2,706)	$(15)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014 Weighted-Average		December 31, 2013 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.35%	4.85%	3.37%	4.85%
Non-hedging interest rate swaps	4.85%	3.35%	4.85%	3.37%

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

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$402	$1,442
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax (expense) benefit of ($182) and $113 for the three months ended March 31, 2014 and 2013, respectively	261	(163)
Reclassification for net gains included in earnings, net of tax expense of $104 and none, respectively	(149)	—
Comprehensive income	$514	$1,279

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Beginning balance	$52	$2,436
Other comprehensive income (loss) before reclassifications	261	(163)
Amounts reclassified from accumulated other comprehensive income	(149)	—
Net other comprehensive income (loss)	112	(163)
Ending balance	$164	$2,273

(6)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at March 31, 2014 and December 31, 2013 are comprised of the following:

(in thousands)	March 31, 2014	December 31, 2013
Leasehold improvements	$1,353	$1,316
Furniture & equipment	2,580	2,515
Software	772	767
Total	4,705	4,598
Accumulated depreciation	(3,435)	(3,313)
Premises and equipment, net	$1,270	$1,285

Depreciation and amortization included in occupancy expense was $122,000 and $130,000 for the three months ended March 31, 2014 and 2013, respectively.

(7)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$240,962	51.6%	$236,869	52.3%
Interest bearing checking	21,595	4.6%	21,005	4.6%
Money market deposits and savings	162,701	34.8%	151,879	33.6%
Certificates of deposit	41,847	9.0%	43,013	9.5%
Total	$467,105	100.0%	$452,766	100.0%

At March 31, 2014, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.1% of total deposits. The deposits outstanding at March 31, 2014 are scheduled to mature in the second quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.4% of total deposits. The Company was required to pledge $41.8 million of agency mortgage-backed securities at both March 31, 2014 and December 31, 2013, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $100,000 or greater at March 31, 2014 and December 31, 2013 was $41.1 million and $42.1 million, respectively. At March 31, 2014, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $40.5 million maturing in six months or less, $586,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2014.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$40,972	$737	$98
1.00%	to	1.99%	—	—	40
	Total		$40,972	$737	$138

(8)	Other Borrowings

At March 31, 2014 and December 31, 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $188.0 million and $169.9 million, respectively. The Company had $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at both March 31, 2014 and December 31, 2013. The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2014 and December 31, 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2014 and December 31, 2013 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2014	December 31, 2013
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$27,500	$27,500

At March 31, 2014 and December 31, 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of March 31, 2014 and December 31, 2013, the Company had pledged $3.1 million of corporate notes related to these lines of credit.

(9)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $107.5 million and $104.3 million in commitments to extend credit to customers and $2.5 million and $2.6 million in standby/commercial letters of credit at March 31, 2014 and December 31, 2013, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $63,000 and $73,000 as of March 31, 2014 and December 31, 2013, respectively.

Lease Commitments

The Company leases office premises under two operating leases that will expire in December 2018 and June 2024, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period was none and $168,000 for the three months ended March 31, 2014 and 2013, respectively. On April 1, 2013, the Company ended its sublease agreement.

The projected minimum rental payments under the term of the leases at March 31, 2014 are as follows (in thousands):

Years ending December 31,
2014 (April – December)	$554
2015	752
2016	775
2017	799
2018	823
Thereafter	4,339
Total	$8,042

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2014 and December 31, 2013, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2014 (April-December)	$692
2015	554
2016	359
2017	202
2018	129
2019	103
Total	$2,039

(10)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014:
Investments-Available for Sale
U.S. Government Agencies	$4,030	$—	$4,030	$—
Corporate Notes	3,089	—	3,089	—
Residential Mortgage-Backed Securities	95,431	—	95,431	—
Derivative Assets – Interest Rate Swaps	4	—	4	—
Derivative Liabilities – Interest Rate Swaps	4	—	4	—
At December 31, 2013:
Investments-Available for Sale
Corporate Notes	$3,108	$—	$3,108	$—
Residential Mortgage-Backed Securities	103,164	—	103,164	—
Derivative Assets – Interest Rate Swaps	15	—	15	—
Derivative Liabilities – Interest Rate Swaps	15	—	15	—

AFS securities — As of March 31, 2014 and December 31, 2013, the Level 2 fair value of the Company’s residential mortgage-backed securities was $95.4 million and $103.2 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At March 31, 2014 and December 31, 2013, the weighted average yield and weighed average life of these securities were 2.21% and 2.12%, respectively, and 4.53 years and 3.85 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three months ended March 31, 2014 and 2013.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014:
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

The estimated fair value and carrying amounts of the financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Assets
Cash and cash equivalents	$72,735	$72,735	$—	$—	$72,735
Investment securities	102,550	—	102,550	—	102,550
FRB stock	1,570	—	—	—	N/A
FHLB stock	3,062	—	—	—	N/A
Loans, net	368,812	—	—	368,223	368,223
Non-hedging interest rate swaps	4	—	4	—	4
Accrued interest receivable	1,262	1,262	—	—	1,262
Liabilities
Non-interest bearing deposits	$240,962	$240,962	$—	$—	$240,962
Interest bearing deposits	226,143	184,296	41,847	—	226,143
Other borrowings	27,500	—	27,608	—	27,608
Non-hedging interest rate swaps	4	—	4	—	4
Accrued interest payable	28	28	—	—	28
As of December 31, 2013
Assets
Cash and cash equivalents	$44,688	$44,688	$—	$—	$44,688
Investment securities	106,272	—	106,272	—	106,272
FRB stock	1,570	—	—	—	N/A
FHLB stock	3,062	—	—	—	N/A
Loans, net	376,312	—	—	376,249	376,249
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest receivable	1,132	1,132	—	—	1,132
Liabilities
Non-interest bearing deposits	$236,869	$236,869	$—	$—	$236,869
Interest bearing deposits	215,897	172,884	43,013	—	215,897
Other borrowings	27,500	—	27,562	—	27,562
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest payable	29	29	—	—	29

(12)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(in thousands)	2014	2013
Loan arrangement fees	$—	$236
Gain on sale of AFS investment securities	253	—
Service charges and other operating income	112	123
Total non-interest income	$365	$359

(13)	Stock-Based Compensation

On May 8, 2013, the shareholders of the Company approved the Company’s 2013 Equity Incentive Plan (the “Plan”), which provides for the grant of up to 750,000 shares of Common Stock to employees, including officers and directors, non-employee directors and consultants. Stock options, stock appreciation rights, restricted stock and other stock awards, and restricted stock units are all available for grant pursuant to the terms and conditions of the Plan. The Plan was established to consolidate and replace all other previous stock plans and the remaining shares available for grant under these previous plans were cancelled. As of March 31, 2014, there have been 20,000 awards granted under the Plan at a weighted average price of $7.24. This grant was provided to directors and will vest one year from the date of grant.

Prior to the approval of the Plan, the Company granted restricted stock awards to directors and employees under the 2005 Equity Incentive Plan. Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $186,000 and $188,000 for the three months ended March 31, 2014 and 2013, respectively. The fair value of restricted stock awards that vested during the three months ended March 31, 2014 and 2013 was $12,000 and $23,000, respectively.

The following table reflects a combined summary of the activities related to restricted stock awards outstanding for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014		2013
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	529,529	$4.62	563,516	$4.23
Granted	20,000	7.24	—	—
Vested	(3,504)	3.42	(6,290)	3.58
Forfeited and surrendered	—	—	(4,000)	4.04
Ending balance	546,025	$4.72	553,226	$4.23

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the three months ended March 31, 2014 and 2013, there were 72,000 and none, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the quarter ended March 31, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00. There were no options cancelled under the plan for the three months ended March 31, 2013. As of March 31, 2014, there was no remaining options outstanding related to the plan. The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.90 years at March 31, 2013. All options under the 2004 Founder Stock Option Plan were exercisable at March 31 2013. At March 31, 2013, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, or cancelled under the Director and Employee Stock Option Plan for the three months ended March 31, 2014 or 2013. There have been 430,600 and none options exercised during the three months ended March 31, 2014 and 2013, respectively, at a weighted average price of $5.00. The remaining contractual life of the Director and Employee Stock Options outstanding was 1.28 and 1.39 years at March 31, 2014 and 2013, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2014 and 2013. At March 31, 2014 and 2013, the weighted average exercise price of the 370,073 and 1,045,673 shares, respectively, outstanding under the Director and Employee Stock Option Plan was $5.59 and $6.05, respectively.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2014:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	892,524	370,073	—

2005 Equity Incentive Plan	1,200,000	661,248	526,025	—

2013 Equity Incentive Plan	750,000	—	20,000	730,000

(14)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2013, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as a “well-capitalized” financial institution, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Company’s and the Bank’s capital ratios as of March 31, 2014 and December 31, 2013 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well-Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014:
Total Risk-Based Capital Ratio	$62,086	15.30%	$57,797	14.24%	$32,465	8.00%	$40,581	10.00%
Tier 1 Risk-Based Capital Ratio	$56,983	14.04%	$52,694	12.99%	$16,232	4.00%	$24,348	6.00%
Tier 1 Leverage Ratio	$56,983	10.42%	$52,694	9.63%	$21,877	4.00%	$27,364	5.00%
December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5%. The new rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments, excluding trust preferred securities, mortgage servicing rights and certain deferred tax assets, and including unrealized gains and losses on available for sale debt and equity securities. On July 9, 2013, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

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

Consent Order

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order requires the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act and other anti-money laundering regulations. Failure to comply with the Consent Order may result in additional regulatory action, including restrictions on our operations, civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2014.

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

Income Taxes. Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes. A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon management’s evaluation of both positive and negative evidence, including historic financial performance, forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward period, and assessments of current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset, and the corresponding need for or adequacy of a valuation allowance on a quarterly basis. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deferred Tax Asset” for further discussion of our deferred tax asset and management’s evaluation of the same.

Summary of Financial Condition and Results of Operations

For the quarter ended March 31, 2014, the Company recorded net income of $402,000, or $0.04 per diluted share, compared to $1.4 million, or $0.16 per diluted share, during the same period last year. The decline in net income during the three months ended March 31, 2014 as compared to the same period last year was primarily due to a $736,000 increase in non-interest expense and a $272,000 increase in income tax provisions during the quarter ended March 31, 2014 as compared to the same period in the year prior and a $500,000 reversal of provision for loan losses that was recorded during the quarter ended March 31, 2013. These items were partially offset by a $462,000 increase in net interest income. This increase in net interest income occurred even with the recognition of $294,000 in interest income during the three months ended March 31, 2013 in connection with the recovery of non-accrual and previously charged off loans during that period.

Total assets at March 31, 2014 were $554.8 million, representing an increase of $16.6 million, or 3.1%, from $538.1 million at December 31, 2013. Cash and cash equivalents at March 31, 2014 were $72.7 million, representing an increase of $28.0 million, or 62.8%, from $44.7 million at December 31, 2013. Loans decreased by $7.5 million, from $383.5 million at December 31, 2013 to $376.1 million at March 31, 2014. Loan originations were $24.3 million during the quarter ended March 31, 2014, compared to $66.3 million during the same period last year. Prepayment speeds for the quarter ended March 31, 2014 were 14.3%, compared to 15.2% for the same period last year. Investment securities were $102.6 million at March 31, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $3.7 million, or 3.5%. During the quarter ended March 31, 2014, the Company sold $14.8 million of securities, resulting in a gain of $253,000. The weighted average life of our investment securities was 4.50 and 3.78 years at March 31, 2014 and December 31, 2013, respectively.

Total liabilities at March 31, 2014 increased by $13.7 million, or 2.8%, to $496.4 million compared to $482.8 million at December 31, 2013. This increase is primarily due to a $14.3 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $425.3 million and $409.8 million at March 31, 2014 and December 31, 2013, respectively, representing an increase of $15.5 million, or 3.8%.

Average interest earning assets increased $64.1 million, from $477.9 million for the three months ended March 31, 2013 to $542.0 million for the three months ended March 31, 2014. The weighted average interest rate on interest earning assets was 3.39% and 3.46% for the three months ended March 31, 2014 and 2013, respectively. Declines in loan yield during the current quarter were offset by an increase in the average balance of loans relative to total earning assets as compared to the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest bearing deposits and borrowings increased $1.2 million, from $247.5 million for the three months ended March 31, 2013 to $248.7 million for the three months ended March 31, 2014. The average cost of interest bearing deposits and borrowings was 0.31% during the three months ended March 31, 2014 compared to 0.33% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

At March 31, 2014, stockholders’ equity totaled $58.3 million, or 10.5% of total assets, as compared to $55.4 million, or 10.3% at December 31, 2013. The Company’s book value per share of common stock was $5.85 as of March 31, 2014, compared to $5.54 and $5.84 per share as of March 31 and December 31, 2013, respectively.

Set forth below are certain key financial performance ratios and other financial data for the period indicated:

	Three months ended March 31,
	2014	2013
Annualized return on average assets	0.30%	1.20%

Annualized return on average stockholders’ equity	2.84%	11.77%

Average stockholders’ equity to average assets	10.48%	10.20%

Net interest margin	3.25%	3.30%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at March 31, 2014 and 2013. There was no change in the targeted federal funds rate during the three months ended March 31, 2014 and 2013, remaining at 0.00%-0.25%.

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

During the quarter ended March 31, 2014, net interest income was $4.3 million compared to $3.9 million for the same period last year. The improvement in net interest income was primarily attributable to increases in the average balances of our loan portfolio during the quarter ended March 31, 2014 as compared to the same period last year. The average balances of our loan portfolio were $375.2 million during the quarter ended March 31, 2014, compared to $272.9 million for the same period last year. The additional interest earned related to the increase in the average balance of loans was partially offset by a decline in loan yield, which decreased to 4.18% during the three months ended March 31, 2014, compared to 4.84% during the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

The Company’s net interest spread was 3.08% for the three months ended March 31, 2014 compared to 3.13% for the same period last year.

The Company’s net interest margin was 3.25% for the quarter ended March 31, 2014, compared to 3.30% for the same period last year. The 5 basis point decline in net interest margin is primarily due to a recovery of non-accrual and previously charged off loans during the quarter ended March 31, 2013, which resulted in the recognition of $294,000 in interest income during that period. Excluding the impact of this recovery, net interest margins would have improved by approximately 20 basis points during the quarter ended March 31, 2014 compared to the same period last year. Net interest margin during the quarter ended March 31, 2014 was positively impacted by an increase in the average balance of loans relative to total average earning assets as compared to the same period last year and a decline in the cost of our interest bearing liabilities. The percentage of average loans to total average earning assets increased to 69.2% during the quarter ended March 31, 2014, compared to 57.1% during the same period last year. The average cost of interest bearing deposits and borrowings was 0.31% during the quarter ended March 31, 2014 compared to 0.33% for the same period last year. These factors were partially offset by a general decline in the loan yields. The decline in loan yield was primarily caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014			2013
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$54,731	$34	0.25%	$26,165	$16	0.25%
U.S. Gov’t Treasuries and agencies	888	5	2.14%	2,207	(12)	(2.16)%
Corporate notes	3,104	10	1.31%	34,989	189	2.16%
Residential mortgage-backed securities	103,490	546	2.11%	137,922	602	1.75%
Federal Reserve Bank stock	1,570	24	6.00%	1,363	21	6.00%
Federal Home Loan Bank stock	3,062	51	6.82%	2,415	14	2.34%
Loans (1) (2)	375,198	3,868	4.18%	272,880	3,258	4.84%
Earning assets	542,043	4,538	3.39%	477,941	4,088	3.46%
Other assets	6,664			8,812
Total assets	$548,707			$486,753
Liabilities & Equity
Interest checking (NOW)	$19,879	7	0.15%	$23,510	9	0.16%
Money market deposits and savings	158,773	93	0.24%	153,991	90	0.24%
CDs	42,581	10	0.09%	44,990	31	0.28%
Borrowings	27,503	82	1.21%	25,051	74	1.21%
Total interest bearing deposits and borrowings	248,736	192	0.31%	247,542	204	0.33%
Demand deposits	239,971			185,881
Other liabilities	2,500			3,665
Total liabilities	491,207			437,088
Equity	57,500			49,665
Total liabilities & equity	$548,707			$486,753

Net interest income / spread		$4,346	3.08%		$3,884	3.13%

Net interest margin			3.25%			3.30%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion and (cost amortization) of $7,000 and ($12,000) for the three months ended March 31, 2014 and 2013, respectively.

(2)	Includes average non-accrual loans of $735,000 and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest earning assets and interest bearing liabilities for the noted period, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Three Months Ended March 31, 2014 Compared to 2013 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$18	$—	$18
U.S. Gov’t Treasuries and agencies	4	13	17
Corporate notes	(125)	(54)	(179)
Residential mortgage-backed securities	(167)	111	(56)
Federal Reserve Bank stock	3	—	3
Federal Home Loan Bank stock	4	33	37
Loans	1,099	(489)	610
Total increase (decrease) in interest income	836	(386)	450
Interest expense:
Interest checking (NOW)	(2)	—	(2)
Money market deposits and savings	3	—	3
CDs	(1)	(20)	(21)
Borrowings	8	—	8
Total increase (decrease) in interest expense	8	(20)	(12)
Net increase (decrease) in net interest income	$828	$(366)	$462

Provision for Loan Losses

During the quarter ended March 31, 2014, we recorded no provision for loan losses. During quarter ended March 31, 2013, we reversed $500,000 of provision for loan losses. This reversal in provision for loan losses was primarily due to $1.1 million of net loan recoveries during that quarter, as well as the continued improvement in the level of our criticized and classified loans. These declines were partially offset by additional provisions required for the $31.1 million increase in our loan portfolio during the quarter ended March 31, 2013. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $3.4 million, $2.1 million and none, respectively, at March 31, 2014, compared to $6.5 million, $2.3 million and none, respectively, at March 31, 2013. We had net recoveries of $16,000 and $1.1 million during the quarters ended March 31, 2014 and 2013, respectively. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of March 31, 2014 and December 31, 2013 was adequate to absorb known and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.20% and 0.19% at March 31, 2014 and December 31, 2013, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.15% at both March 31, 2014 and December 31, 2013.

Non-Interest Income

Non-interest income was $365,000 for the quarter ended March 31, 2014, compared to $359,000 for the same period last year. During the quarter ended March 31, 2014, the Company sold $14.8 million of investment securities, recognizing a gain of $253,000 in connection with these sales. With the exception of such gain, non-interest income during the quarter ended March 31, 2014 primarily consists of customer related fee income. During the quarter ended March 31, 2013, non-interest income primarily consists of loan arrangement fees earned in connection with our collage loan funding program and customer related fee income. During the first quarter of 2013, the Company terminated the college loan funding program. See Note 12 “Non-Interest Income” in Part I, Item 1. “Financial Statements” for additional information regarding non-interest income for the three months ended March 31, 2014 and 2013.

Non-Interest Expense

Non-interest expense was $4.0 million for the quarter and year ended March 31, 2014, compared to $3.3 million for the same period last year. The increases in non-interest expense during the quarter ended March 31, 2014 as compared to the same period last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as the additional costs incurred to address regulatory compliance matters.

Income Tax Provision

During the quarters ended March 31, 2014 and 2013, we recorded a tax provision of $310,000 and $38,000, respectively. Beginning in January 2014, the Company began recording tax provisions at its estimated effective tax rate of approximately 42%.

Financial Condition

Assets

Total assets at March 31, 2014 were $554.8 million, representing an increase of $16.6 million, or 3.1%, from $538.1 million at December 31, 2013. Cash and cash equivalents at March 31, 2014 were $72.7 million, representing an increase of $28.0 million, or 62.8%, from $44.7 million at December 31, 2013. Loans decreased by $7.5 million, from $383.5 million at December 31, 2013 to $376.1 million at March 31, 2014. Loan originations were $24.3 million during the quarter ended March 31, 2014, compared to $66.3 million during the same period last year. Prepayment speeds for the quarter ended March 31, 2014 were 14.3%, compared to 15.2% for the same period last year. Investment securities were $102.6 million at March 31, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $3.7 million, or 3.5%. During the quarter ended March 31, 2014, the Company sold investment securities with an amortized cost of $14.8 million, resulting in a gain of $253,000. The weighted average life of our investment securities was 4.50 years and 3.78 years at March 31, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $72.7 million and $44.7 million at March 31, 2014 and December 31, 2013, respectively. The $28.0 million increase in cash and cash equivalents during the quarter ended March 31, 2014 was primarily from a $14.3 million increase in deposits and a $7.5 million decline in total loans. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At March 31, 2014, investment securities totaled $102.6 million compared to $106.3 million at December 31, 2013. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At March 31, 2014 and December 31, 2013, the weighted average yield and weighed average life of these residential-mortgage backed securities were 2.21% and 2.12%, respectively, and 4.53 years and 3.85 years, respectively.

During the three months ended March 31, 2014, the Company sold available for sale investment securities with an amortized cost of $14.8 million, consisting of residential mortgage-backed securities. These sales resulted in realized gains of $253,000. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. The Company did not sell any available for sale securities during the three months ended March 31, 2013. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, decreased 2.0%, or $7.5 million, from $376.3 million at December 31, 2013 to $368.8 million at March 31, 2014. As of March 31, 2014 and December 31, 2013, total loans outstanding totaled $376.0 million and $383.5 million, respectively. Loan originations were $24.3 million during the three months ended March 31, 2014, compared to $66.3 million during the same period last year. Prepayment speeds for the three months ended March 31, 2014 were 14.3% compared to 15.2% for the same period last year.

As of March 31, 2014 and December 31, 2013, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans:
Commercial	$706	$706
Consumer and other	29	29
Total non-accrual loans	735	735
Other real estate owned (“OREO”)	90	90
Total non-performing assets	$825	$825

Non-performing assets to gross loans and OREO	0.22%	0.22%
Non-performing assets to total assets	0.15%	0.15%

Non-accrual loans totaled $735,000 at both March 31, 2014 and December 31, 2013. At March 31, 2014, there was one accruing consumer loan totaling $50,000 that was past due 90 days or more. This loan continued to accrue interest because it was well secured and in the process of collection. There were no accruing loans past due 90 days or more at December 31, 2013. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $10,000 for the three months ended March 31, 2014, compared to $15,000 for the same period last year.

At March 31, 2014 and December 31, 2013, non-accrual loans consisted of two commercial loans totaling $706,000 and one consumer and other loan totaling $29,000.

At March 31, 2014 and December 31, 2013, OREO consisted of one undeveloped land property totaling $90,000. This property is located in Southern California.

At March 31, 2014 and December 31, 2013, the recorded investment in impaired loans was $952,000 and $953,000, respectively. At March 31, 2014 and December 31, 2013, the Company had a specific allowance for loan losses of $35,000 on impaired loans of $135,000. There were $817,000 and $818,000 of impaired loans with no specific allowance for loan losses at March 31, 2014 and December 31, 2013, respectively. The average outstanding balance of impaired loans for the three months ended March 31, 2014 was $1.0 million compared to $1.5 million for the same period last year. As of March 31, 2014 and December 31, 2013, there was $735,000 of impaired loans on non-accrual status. During the three months ended March 31, 2014 and 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $3,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Allowance for Loan Losses

The ALL is established through provisions for loan losses charged to operations and represents probable incurred credit losses in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the ALL when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the ALL. Management periodically assesses the adequacy of the ALL by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among others:

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of March 31, 2014 and December 31, 2013 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three months ended March 31, 2014 and 2013:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(20)	—	20	—	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,579	$3,660	$778	$811	$424	$7,252

Three Months Ended March 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,700)	750	190	330	(70)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,054	—	—	—	50	1,104
Ending balance	$1,631	$3,200	$698	$741	$349	$6,619

There were no loans acquired with deteriorated credit quality during the three months ended March 31, 2014 and 2013.

The ALL was $7.3 million, or 1.93% of our total loan portfolio, at March 31, 2014, compared to $7.2 million, or 1.89%, at December 31, 2013. At March 31, 2014 and December 31, 2013, our non-performing loans were $735,000. The ratio of our ALL to non-performing loans was 986.43% at March 31, 2014 compared to 984.26% at December 31, 2013. In addition, our ratio of non-performing loans to total loans was 0.20% and 0.19% at March 31, 2014 and December 31, 2013, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. During the quarter ended June 30, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income during that quarter. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At March 31, 2014 and December 31, 2013, we had a net deferred tax asset of $2.8 million and $3.1 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historical financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward period, and assessments of the current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis. Management may reestablish a valuation allowances in the future to the extent that it is determined that it is more likely than not that these assets will not be realized.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At March 31, 2014, total deposits were $467.1 million compared to $452.8 million at December 31, 2013, representing an increase of 3.1%, or $14.3 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $425.3 million and $409.8 million at March 31, 2014 and December 31, 2013, respectively, representing an increase of $15.5 million, or 3.8%.

The following table reflects a summary of deposit categories by dollar and percentage at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$240,962	51.6%	$236,869	52.3%
Interest bearing checking	21,595	4.6%	21,005	4.6%
Money market deposits and savings	162,701	34.8%	151,879	33.6%
Certificates of deposit	41,847	9.0%	43,013	9.5%
Total	$467,105	100.0%	$452,766	100.0%

At March 31, 2014, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.1% of total deposits. The deposits outstanding at March 31, 2014 are scheduled to mature in the second quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.4% of total deposits. The Company was required to pledge $41.8 million of agency mortgage backed securities at both March 31, 2014 and December 31, 2013, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $100,000 or more at March 31, 2014 and December 31, 2013 was $41.1 million and $42.1 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at March 31, 2014, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$40,107
Due after 3 months and within 6 months	366
Due after 6 months and within 12 months	586
Due after 12 months	—
Total	$41,059

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 23.2% at March 31, 2014 and 19.4% at December 31, 2013.

At March 31, 2014 and December 31, 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $188.0 million and $169.9 million, respectively. The Company had $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at both March 31, 2014 and December 31, 2013. The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2014 and December 31, 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2014 and December 31, 2013 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2014	December 31, 2013
May 23, 2014	1.14%	2,500	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$27,500	$27,500

At March 31, 2014 and December 31, 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of March 31, 2014 and December 31, 2013, the Company had pledged $3.1 million of corporate notes related to these lines of credit.

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

Capital Expenditures

As of March 31, 2014, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At March 31, 2014, the Company had total stockholders’ equity of $58.3 million, which included $119,000 in common stock, $69.9 million in additional paid-in capital, $3.6 million in accumulated deficit, $164,000 in accumulated other comprehensive income, and $8.2 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2013, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as a “well-capitalized” financial institution, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Company’s and the Bank’s capital ratios as of March 31, 2014 and December 31, 2013 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well- Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014:
Total Risk-Based Capital Ratio	$62,086	15.30%	$57,797	14.24%	$32,465	8.00%	$40,581	10.00%
Tier 1 Risk-Based Capital Ratio	$56,983	14.04%	$52,694	12.99%	$16,232	4.00%	$24,348	6.00%
Tier 1 Leverage Ratio	$56,983	10.42%	$52,694	9.63%	$21,877	4.00%	$27,364	5.00%

December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5%. The new rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments, excluding trust preferred securities, mortgage servicing rights and certain deferred tax assets, and including unrealized gains and losses on available for sale debt and equity securities. On July 9, 2014, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

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

Consent Order

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order requires the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act and other anti-money laundering regulations. Failure to comply with the Consent Order may result in additional regulatory action, including restrictions on our operations, civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$107,545	$104,330
Commitments to extend credit to directors and officers (undisbursed amount)	$1,450	$1,604
Standby/commercial letters of credit	$2,472	$2,616
Guarantees on revolving credit card limits	$564	$574
Outstanding credit card balances	$63	$73

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of March 31, 2014 and December 31, 2013, the allowance for unfunded commitments was $270,000, which represented 0.25% of the undisbursed commitments and letters of credit.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

At present, there are no pending or threatened proceedings against the Company which, if determined adversely, would have a material effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

Item 1A.     Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended March 31, 2014.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
January 1-31, 2014	—	$—	—	$29
February 1-28, 2014	—	—	—	29
March 1-31, 2014	—	—	—	29
Total	—	$—	—	$29

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information

(a)     Additional Disclosures. None.

(b)     Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended March 31, 2014. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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