Form 10-Q
period 2014-06-30
1st Century Bancshares, Inc.
filed 2014-08-07
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

10,146,078 shares of common stock of the registrant were outstanding as of August 1, 2014.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

June 30, 2014

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” and other similar expressions in this Quarterly Report on Form 10-Q. With respect to any such forward-looking statements, the Company claims the protection of the safe harbor provided for in the Private Securities Litigation Reform Act of 1995, as amended. The Company cautions investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or those that the Company may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information available to, management at the time such statements are first made. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict.  Although the Company believes that management’s beliefs and assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition. Accordingly, investors should use caution in placing any reliance on forward-looking statements to anticipate future results or trends.

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; the possibility that we will be unable to comply with the requirements set forth in the OCC’s Consent Order, which could result in restrictions on our operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$10,392	$6,648
Interest earning deposits at other financial institutions	49,906	38,040
Total cash and cash equivalents	60,298	44,688
Investment securities — Available for Sale (“AFS”), at estimated fair value	78,060	106,272
Loans, net of allowance for loan losses of $7,367 and $7,236 at June 30, 2014 and December 31, 2013, respectively	405,346	376,312
Premises and equipment, net	1,230	1,285
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,767	4,632
Accrued interest and other assets	4,712	4,956
Total Assets	$554,413	$538,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$261,987	$236,869
Interest bearing deposits:
Interest bearing checking (“NOW”)	23,594	21,005
Money market deposits and savings	140,830	151,879
Certificates of deposit less than $100	806	870
Certificates of deposit of $100 or greater	40,555	42,143
Total deposits	467,772	452,766
Other borrowings	25,000	27,500
Accrued interest and other liabilities	2,481	2,491
Total Liabilities	495,253	482,757

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,109,310 and 11,378,710 issued at June 30, 2014 and December 31, 2013, respectively	121	114
Additional paid-in capital	70,158	67,231
Accumulated deficit	(2,855)	(4,036)
Accumulated other comprehensive income	227	52
Treasury stock at cost — 1,967,262 and 1,897,902 shares at June 30, 2014 and December 31, 2013, respectively	(8,491)	(7,973)
Total Stockholders’ Equity	59,160	55,388
Total Liabilities and Stockholders’ Equity	$554,413	$538,145

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and fee income on:
Loans	$4,082	$3,307	$7,950	$6,565
Investments	508	714	1,069	1,493
Other	106	54	215	105
Total interest and fee income	4,696	4,075	9,234	8,163

Interest expense on:
Deposits	107	124	217	254
Borrowings	80	83	162	157
Total interest expense	187	207	379	411
Net interest income	4,509	3,868	8,855	7,752

Provision for (reduction of) loan losses	100	—	100	(500)
Net interest income after provision for (reduction of) loan losses	4,409	3,868	8,755	8,252

Non-interest income
Gain on sale of AFS investment securities	533	535	786	535
Other operating income	190	302	302	661
Total non-interest income	723	837	1,088	1,196
Non-interest expenses:
Compensation and benefits	2,218	1,970	4,677	3,952
Occupancy	404	379	776	736
Professional fees	159	191	312	316
Technology	201	191	394	370
Marketing	86	79	162	142
FDIC assessments	108	55	185	143
Other operating expenses	612	655	1,281	1,124
Total non-interest expenses	3,788	3,520	7,787	6,783
Income before income taxes	1,344	1,185	2,056	2,665
Income tax provision (benefit)	565	(3,216)	875	(3,178)
Net income	779	4,401	1,181	5,843

Other Comprehensive Income:
Net change in unrealized gains (losses) on AFS investments, net of tax	63	(1,767)	175	(1,930)
Comprehensive Income	$842	$2,634	$1,356	$3,913

Basic earnings per share	$0.08	$0.51	$0.13	$0.68
Diluted earnings per share	$0.08	$0.49	$0.12	$0.65

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Restricted stock issued	138,500	1	(1)	—	—	—	—	—
Forfeiture of restricted stock	(4,750)	—	(11)	—	—	—	—	(11)
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	404	—	—	—	—	404
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(23,270)	(138)	(138)
Common stock repurchased	—	—	—	—	—	(105)	—	—
Net income	—	—	—	5,843	—	—	—	5,843
Other comprehensive loss	—	—	—	—	(1,930)	—	—	(1,930)
Balance at June 30, 2013	11,099,310	$111	$65,430	$(5,056)	$506	(1,851,807)	$(7,650)	$53,341

Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	228,000	2	(2)	—	—	—	—	—
Exercise of stock options	502,600	5	2,508	—	—	—	—	2,513
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	421	—	—	—	—	421
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(69,360)	(518)	(518)
Net income	—	—	—	1,181	—	—	—	1,181
Other comprehensive income	—	—	—	—	175	—	—	175
Balance at June 30, 2014	12,109,310	$121	$70,158	$(2,855)	$227	(1,967,262)	$(8,491)	$59,160

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,181	$5,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	244	253
Amortization of premiums on investment securities, net	447	980
Provision for (reduction of) loan losses	100	(500)
Deferred income tax expense (benefit)	290	(3,249)
Amortization of deferred loan cost, net of fees	4	1
Gain on sale of AFS investment securities	(786)	(535)
Gain on sale of OREO	(47)	—
Non-cash stock compensation, net of forfeitures	421	393
(Increase) decrease in accrued interest and other assets	(259)	88
Decrease in accrued interest and other liabilities	(10)	(512)
Net cash provided by operating activities	1,585	2,762
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(24,865)	—
Maturities and principal reductions	9,515	22,983
Proceeds from sale of securities	44,199	10,840
Increase in loans, net	(29,138)	(44,574)
Proceeds from sale of OREO	137	—
Purchase of premises and equipment	(189)	(83)
Purchase of FRB stock and FHLB stock	(135)	(724)
Net cash used in investing activities	(476)	(11,558)
Cash flows from financing activities:
Net increase (decrease) in deposits	15,006	(9,820)
Net repayment of short-term borrowings	—	(4,475)
Repayment of other long-term borrowings	(2,500)	(2,500)
Proceeds from exercise of stock options	2,513	5,000
Shares surrendered to pay taxes on vesting of stock based compensation	(518)	(138)
Net cash provided by (used in) financing activities	14,501	(11,933)
Increase (decrease) in cash and cash equivalents	15,610	(20,729)
Cash and cash equivalents, beginning of period	44,688	50,555
Cash and cash equivalents, end of period	$60,298	$29,826

Supplemental cash flow information:
Cash paid during the period for:
Interest	$383	$528
Income taxes	$405	$79

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2014.

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

At June 30, 2014 and December 31, 2013, we had a net deferred tax asset of approximately $2.7 million and $3.1 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

At June 30, 2014 and December 31, 2013, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For both the three and six months ended June 30, 2014, there were 350,073 of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2013, there were 370,073 weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the quarter and six months ended June 30, 2014, there were none and 97,860, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2013, there were 94,363 and 47,442, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended June 30,		Six months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$779	$4,401	$1,181	$5,843
Average number of common shares outstanding	9,448,548	8,619,056	9,370,900	8,596,282
Effect of dilution of stock options	3,351	114,211	27,653	70,835
Effect of dilution of restricted stock	277,605	269,076	274,513	278,873
Average number of common shares outstanding used to calculate diluted earnings per common share	9,729,504	9,002,343	9,673,066	8,945,990

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

(2)	Investments

The following is a summary of the investments categorized as Available for Sale at June 30, 2014 and December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At June 30, 2014:
Investments — Available for Sale
U.S. Government Agencies	$5,959	$5	$(3)	$5,961
Corporate Notes	2,551	24	—	2,575
Residential Mortgage-Backed Securities	69,164	659	(299)	69,524
Total	$77,674	$688	$(302)	$78,060
At December 31, 2013:
Investments — Available for Sale
Corporate Notes	$3,074	$34	$—	$3,108
Residential Mortgage-Backed Securities	103,109	959	(904)	103,164
Total	$106,183	$993	$(904)	$106,272

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at June 30, 2014 or December 31, 2013. At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at June 30, 2014 and December 31, 2013, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $47.9 million and $45.4 million, respectively. Deposits from the State of California were $38.0 million at both June 30, 2014 and December 31, 2013.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at June 30, 2014. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 4.42 years at June 30, 2014.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Government Agencies	$—	—%	$—	—%	$5,961	2.13%	$—	—%	$5,961	2.13%
Corporate Notes	510	1.53	2,065	1.31	—	—	—	—	2,575	1.35
Residential Mortgage-Backed Securities	—	—	—	—	33,706	1.74	35,818	2.34	69,524	2.05
Total	$510	1.53%	$2,065	1.31%	$39,667	1.80%	$35,818	2.34%	$78,060	2.03%

A total of 26 and 36 securities had unrealized losses at June 30, 2014 and December 31, 2013, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2014:
Investments-Available for Sale
U.S. Government Agencies	$(3)	$1,928	$—	$—
Residential Mortgage-Backed Securities	(34)	11,013	(265)	23,189
Total	$(37)	$12,941	$(265)	$23,189
At December 31, 2013:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(904)	$51,847	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at June 30, 2014 and December 31, 2013 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the three and six months ended June 30, 2014, the Company sold available for sale investment securities with an amortized cost of $28.6 million and $43.4 million, respectively. These securities consisted entirely of residential mortgage-backed securities and resulted in realized gains of $533,000 and $786,000, respectively, which were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. During the three and six months ended June 30, 2013 the Company sold a total of $10.8 million of available for sale securities resulting in a realized gain of $535,000.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 87.7% and 86.9% of all loans are secured by real estate at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$78,455	19.0%	$76,397	19.9%
Commercial real estate	178,576	43.3%	167,419	43.7%
Residential	102,149	24.8%	82,795	21.6%
Land and construction	29,423	7.1%	30,102	7.8%
Consumer and other (2)	23,989	5.8%	26,787	7.0%
Loans, gross	412,592	100.0%	383,500	100.0%
Net deferred costs	121		48
Less — allowance for loan losses	(7,367)		(7,236)
Loans, net	$405,346		$376,312

(1)	Unsecured commercial loan balances were $11.9 million and $13.2 million at June 30, 2014 and December 31, 2013, respectively.
(2)	Unsecured consumer and other loan balances were $2.2 million and $2.3 million at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,579	$3,660	$778	$811	$424	$7,252
Provision for loan losses	10	140	110	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367
Six Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(10)	140	130	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367
As of June 30, 2014:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,569	3,800	888	691	384	7,332
Total	$1,604	$3,800	$888	$691	$384	$7,367
Loans:
Ending balance: individually evaluated for impairment	$899	$—	$—	$—	$29	$928
Ending balance: collectively evaluated for impairment	77,556	178,576	102,149	29,423	23,960	411,664
Total	$78,455	$178,576	$102,149	$29,423	$23,989	$412,592
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$1,631	$3,200	$698	$741	$349	$6,619
Provision for loan losses	(100)	(25)	50	25	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620
Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,800)	725	240	355	(20)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,055	—	—	—	50	1,105
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620
As of June 30, 2013:
Ending balance: individually evaluated for impairment	$50	$—	$—	$—	$—	$50
Ending balance: collectively evaluated for impairment	1,482	3,175	748	766	399	6,570
Total	$1,532	$3,175	$748	$766	$399	$6,620
Loans:
Ending balance: individually evaluated for impairment	$1,023	$—	$—	$—	$345	$1,368
Ending balance: collectively evaluated for impairment	62,614	126,309	70,006	30,343	21,657	310,929
Total	$63,637	$126,309	$70,006	$30,343	$22,002	$312,297

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2013

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,548	3,660	758	811	424	7,201
Total	$1,583	$3,660	$758	$811	$424	$7,236
Loans:
Ending balance: individually evaluated for impairment	$924	$—	$—	$—	$29	$953
Ending balance: collectively evaluated for impairment	75,473	167,419	82,795	30,102	26,758	382,547
Total	$76,397	$167,419	$82,795	$30,102	$26,787	$383,500

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of June 30, 2014 and December 31, 2013, the allowance for unfunded lending commitments was $270,000, and is primarily related to $125.6 million and $104.3 million in commitments to extend credit to customers and $2.4 million and $2.6 million in standby/commercial letters of credit at June 30, 2014 and December 31, 2013, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of June 30, 2014 and December 31, 2013. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. There were no additions to non-performing loans during the six months ended June 30, 2014 and 2013. Non-performing loans represented 0.18% and 0.19% of total loans at June 30, 2014 and December 31, 2013, respectively. There were no accruing loans past due 90 days or more at June 30, 2014 and December 31, 2013.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of June 30, 2014:
Commercial	$—	$—	$572	$572	$77,883	$78,455
Commercial real estate	—	—	—	—	178,576	178,576
Residential	—	—	—	—	102,149	102,149
Land and construction	—	—	—	—	29,423	29,423
Consumer and other	—	—	29	29	23,960	23,989
Totals	$—	$—	$601	$601	$411,991	$412,592
As of December 31, 2013:
Commercial	$187	$—	$706	$893	$75,504	$76,397
Commercial real estate	—	—	—	—	167,419	167,419
Residential	—	—	—	—	82,795	82,795
Land and construction	—	—	—	—	30,102	30,102
Consumer and other	—	—	29	29	26,758	26,787
Totals	$187	$—	$735	$922	$382,578	$383,500

The following table sets forth non-accrual loans and other real estate owned at June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014	December 31, 2013
Non-accrual loans:
Commercial	$702	$706
Consumer and other	29	29
Total non-accrual loans	731	735
OREO	—	90
Total non-performing assets	$731	$825

Non-performing assets to gross loans and OREO	0.18%	0.22%
Non-performing assets to total assets	0.13%	0.15%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at June 30, 2014 and December 31, 2013. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of June 30, 2014:
Grade:
Pass	$76,782	$178,006	$102,149	$29,423	$23,911
Special Mention	152	—	—	—	—
Substandard	1,521	570	—	—	78
Total	$78,455	$178,576	$102,149	$29,423	$23,989
As of December 31, 2013:
Grade:
Pass	$73,824	$166,828	$82,795	$26,801	$26,503
Special Mention	1,149	—	—	3,301	206
Substandard	1,424	591	—	—	78
Total	$76,397	$167,419	$82,795	$30,102	$26,787

There were no loans assigned to the Doubtful or Loss grade as of June 30, 2014 and December 31, 2013.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the six months ended June 30, 2014:
With no related allowance recorded:
Commercial	$769	$1,045	$—	$783
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	29
With an allowance recorded:
Commercial	$130	$142	$35	$134
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$899	$1,187	$35	$917
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$29
As of and for the year ended December 31, 2013:
With no related allowance recorded:
Commercial	$789	$1,065	$—	$841
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	240
With an allowance recorded:
Commercial	$135	$142	$35	$155
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$924	$1,207	$35	$996
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$240

During the three and six months ended June 30, 2014, the average balance of impaired loans was $939,000 and $946,000, respectively. As of June 30, 2014 and December 31, 2013, there were $731,000 and $735,000, respectively, of impaired loans on non-accrual status. During the three and six months ended June 30, 2014, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $5,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three and six months ended June 30, 2014. The impact on the Company’s determination of the allowance for loan losses related to troubled debt restructurings was not material and resulted in no charge-offs during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2014, there were no defaults recorded on any loans that were modified as troubled debt restructurings during the preceding twelve months. During the three months ended June 30, 2013, there were no defaults recorded on any loans that were modified as troubled debt restructurings. During the six months ended June 30, 2013, there was one commercial loan with a recorded investment of $572,000 at June 30, 2013, that defaulted within twelve months of its modification date. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2014 and December 31, 2013 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	June 30, 2014		December 31, 2013
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,676	$(21)	$2,706	$15
Commercial loan interest rate swaps	$(2,676)	$21	$(2,706)	$(15)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2014 and December 31, 2013 were as follow:

	June 30, 2014 Weighted-Average		December 31, 2013 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.35%	4.85%	3.37%	4.85%
Non-hedging interest rate swaps	4.85%	3.35%	4.85%	3.37%

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

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$779	$4,401	$1,181	$5,843
Other comprehensive income:
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax (expense) benefit of ($263) and ($445) for the three and six months ended June 30, 2014, respectively, and $1,016 and $1,129 for the three and six months ended June 30, 2013, respectively	377	(1,452)	638	(1,615)
Reclassification for net gains included in earnings, net of tax expense of $219 and $323 for the three and six months ended June 30, 2014, respectively, and $220 for the three and six months ended June 30, 2013	(314)	(315)	(463)	(315)
Comprehensive income	$842	$2,634	$1,356	$3,913

Reclassification adjustments of $533,000 and $786,000 for the three and six months ended June 30, 2014, respectively, and $535,000 for both the three and six months ended June 30, 2013, are included in non-interest income within the unaudited Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the three and six months ended June 30, 2014 was $219,000 and $323,000, respectively, and $220,000 for the three and six months ended June 30, 2013, and is included in income tax provision within the unaudited Consolidated Statements of Operations and Comprehensive Income.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$164	$2,273	$52	$2,436
Other comprehensive income (loss) before reclassifications	377	(1,452)	638	(1,615)
Amounts reclassified from accumulated other comprehensive income	(314)	(315)	(463)	(315)
Net other comprehensive income (loss)	63	(1,767)	175	(1,930)
Ending balance	$227	$506	$227	$506

(6)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at June 30, 2014 and December 31, 2013 are comprised of the following:

(in thousands)	June 30, 2014	December 31, 2013
Leasehold improvements	$1,353	$1,316
Furniture & equipment	2,614	2,515
Software	743	767
Total	4,710	4,598
Accumulated depreciation	(3,480)	(3,313)
Premises and equipment, net	$1,230	$1,285

Depreciation and amortization included in occupancy expense was $121,000 and $244,000 for the three and six months ended June 30, 2014, respectively, and $121,000 and $253,000 for the three and six months ended June 30, 2013, respectively.

(7)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$261,987	56.0%	$236,869	52.3%
Interest bearing checking	23,594	5.1%	21,005	4.6%
Money market deposits and savings	140,830	30.1%	151,879	33.6%
Certificates of deposit	41,361	8.8%	43,013	9.5%
Total	$467,772	100.0%	$452,766	100.0%

At June 30, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.1% of total deposits. The deposits outstanding at June 30, 2014 are scheduled to mature in the third quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.4% of total deposits. The Company was required to pledge $41.8 million of agency mortgage-backed securities at both June 30, 2014 and December 31, 2013, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $100,000 or greater at June 30, 2014 and December 31, 2013 was $40.6 million and $42.1 million, respectively. At June 30, 2014, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $40.4 million maturing in six months or less, $147,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at June 30, 2014.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$40,853	$370	$98
1.00% to 1.99%	—	—	40
Total	$40,853	$370	$138

(8)	Other Borrowings

At June 30, 2014 and December 31, 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $186.1 million and $169.9 million, respectively. The Company had $25.0 million and $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2014 and December 31, 2013, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2014 and December 31, 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2014 and December 31, 2013 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2014	December 31, 2013
May 23, 2014	1.14%	—	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
Total		$25,000	$27,500

At June 30, 2014 and December 31, 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of June 30, 2014 and December 31, 2013, the Company had pledged $2.6 million and $3.1 million, respectively, of corporate notes related to these lines of credit.

(9)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $125.6 million and $104.3 million in commitments to extend credit to customers and $2.4 million and $2.6 million in standby/commercial letters of credit at June 30, 2014 and December 31, 2013, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $62,000 and $73,000 as of June 30, 2014 and December 31, 2013, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $220,000 and $417,000 for the three and six months ended June 30, 2014, respectively, and $190,000 and $358,000 for the three and six months ended June 30, 2013, respectively. On April 1, 2013, the Company ended its sublease agreement.

The projected minimum rental payments under the term of the leases at June 30, 2014 are as follows (in thousands):

Years ending December 31,
2014 (July – December)	$470
2015	956
2016	985
2017	1,015
2018	1,047
Thereafter	4,433
Total	$8,906

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At June 30, 2014 and December 31, 2013, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2014 (July-December)	$458
2015	554
2016	359
2017	202
2018	129
Thereafter	227
Total	$1,929

(10)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014:
Investments-Available for Sale
U.S. Government Agencies	$5,961	$—	$5,961	$—
Corporate Notes	2,575	—	2,575	—
Residential Mortgage-Backed Securities	69,524	—	69,524	—
Derivative Assets – Interest Rate Swaps	21	—	21	—
Derivative Liabilities – Interest Rate Swaps	21	—	21	—
At December 31, 2013:
Investments-Available for Sale
Corporate Notes	$3,108	$—	$3,108	$—
Residential Mortgage-Backed Securities	103,164	—	103,164	—
Derivative Assets – Interest Rate Swaps	15	—	15	—
Derivative Liabilities – Interest Rate Swaps	15	—	15	—

AFS securities — As of June 30, 2014 and December 31, 2013, the Level 2 fair value of the Company’s residential mortgage-backed securities was $69.5 million and $103.2 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At June 30, 2014 and December 31, 2013, the weighted average yield and weighed average life of these securities were 2.05% and 2.12%, respectively, and 4.42 years and 3.85 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three and six months ended June 30, 2014 and 2013.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014:
Impaired loans
Commercial	$667	$—	$—	$667
Total	$667	$—	$—	$667
At December 31, 2013:
Impaired loans
Commercial	$672	$—	$—	$672
OREO
Land and construction	90	—	—	90
Total	$762	$—	$—	$762

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

The estimated fair value and carrying amounts of the financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Assets
Cash and cash equivalents	$60,298	$60,298	$—	$—	$60,298
Investment securities	78,060	—	78,060	—	78,060
FRB stock	1,600	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	405,346	—	—	404,213	404,213
Non-hedging interest rate swaps	21	—	21	—	21
Accrued interest receivable	1,209	1,209	—	—	1,209
Liabilities
Non-interest bearing deposits	$261,987	$261,987	$—	$—	$261,987
Interest bearing deposits	205,785	164,424	41,361	—	205,785
Other borrowings	25,000	—	25,102	—	25,102
Non-hedging interest rate swaps	21	—	21	—	21
Accrued interest payable	24	24	—	—	24
As of December 31, 2013
Assets
Cash and cash equivalents	$44,688	$44,688	$—	$—	$44,688
Investment securities	106,272	—	106,272	—	106,272
FRB stock	1,570	—	—	—	N/A
FHLB stock	3,062	—	—	—	N/A
Loans, net	376,312	—	—	376,249	376,249
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest receivable	1,132	1,132	—	—	1,132
Liabilities
Non-interest bearing deposits	$236,869	$236,869	$—	$—	$236,869
Interest bearing deposits	215,897	172,884	43,013	—	215,897
Other borrowings	27,500	—	27,562	—	27,562
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest payable	29	29	—	—	29

(12)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months and six ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six months Ended June 30,
(in thousands)	2014	2013	2014	2013
Loan arrangement fees	$—	$308	$—	$544
Gain on sale of AFS investment securities	533	535	786	535
Service charges and other operating income	190	(6)	302	117
Total non-interest income	$723	$837	$1,088	$1,196

(13)	Stock-Based Compensation

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $235,000 and $421,000 for the three and six months ended June 30, 2014, respectively, and $205,000 and $393,000 for the three and six months ended June 30, 2013, respectively. The fair value of restricted stock awards that vested was $388,000 and $400,000 for the three and six months ended June 30, 2014, respectively, and $511,000 and $534,000 for the three and six months ended June 30, 2013, respectively.

The following table reflects a combined summary of the activities related to restricted stock awards outstanding for the six months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,
	2014		2013
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	529,529	$4.62	563,516	$4.23
Granted	228,000	7.63	138,500	5.82
Vested	(93,750)	4.01	(124,047)	4.31
Forfeited and surrendered	—	—	(4,750)	4.03
Ending balance	663,779	$5.74	573,219	$4.60

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the six months ended June 30, 2014 and 2013, there were 72,000 and none, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the six months ended June 30, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00 per share. There were no options cancelled under the plan for the six months ended June 30, 2013. As of June 30, 2014, there was no remaining options outstanding related to the plan. The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.65 years at June 30, 2013. All options under the 2004 Founder Stock Option Plan were exercisable at June 30 2013. At June 30, 2013, the weighted average exercise price of the 133,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, or cancelled under the Director and Employee Stock Option Plan for the six months ended June 30, 2014 or 2013. There have been 430,600 and none options exercised during the six months ended June 30, 2014 and 2013, respectively, at a weighted average price of $5.00 per share. The remaining contractual life of the Director and Employee Stock Options outstanding was 1.03 years and 1.14 years at June 30, 2014 and 2013, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at June 30, 2014 and 2013. At June 30, 2014 and 2013, the weighted average exercise price of the 370,073 and 1,045,673 shares, respectively, outstanding under the Director and Employee Stock Option Plan was $7.97 and $6.05, respectively.

The following tables detail the amount of shares authorized and available under all stock plans as of June 30, 2014:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	892,524	370,073	—

2005 Equity Incentive Plan	1,200,000	751,494	435,779	—

2013 Equity Incentive Plan	750,000	—	228,000	522,000

(14)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2014 and December 31, 2013 are presented in the table below:

●

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well-Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014:
Total Risk-Based Capital Ratio	$63,479	14.38%	$59,469	13.47%	$35,323	8.00%	$44,153	10.00%
Tier 1 Risk-Based Capital Ratio	$57,934	13.12%	$53,923	12.21%	$17,661	4.00%	$26,492	6.00%
Tier 1 Leverage Ratio	$57,934	10.58%	$53,923	9.84%	$21,907	4.00%	$27,402	5.00%
December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

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

Introduction

Our profitability, like most banks, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprises the major portion of our earnings. In addition, we may, from time to time, supplement our earnings by monetizing gains in our investment portfolio.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended June 30, 2014.

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

Summary of Financial Condition and Results of Operations

For the three and six months ended June 30, 2014, the Company recorded net income of $779,000, or $0.08 per diluted share, and $1.2 million, or $0.12 per diluted share, respectively. During the same periods last year, the Company reported net income of $4.4 million, or $0.49 per diluted share, and $5.8 million or $0.65 per diluted share, respectively. The decline in net income during the three and six months ended June 30, 2014 as compared to the same periods last year was primarily due to the $3.2 million income tax benefit recorded in connection with the reversal of our deferred tax valuation allowance during the quarter ended June 30, 2013. Income before income taxes increased by $159,000 during the three months ended June 30, 2014 and declined by $609,000 during the six months ended June 30, 2014, as compared to the same periods last year. The increase during the three months ended June 30, 2014 was primarily related to an increase in net interest income of $641,000, partially offset by a $268,000 increase in non-interest expense, a decline in non-interest income of $114,000 and an increase of $100,000 in provision for loan losses. The decline during the quarter and six months ended June 30, 2014 was primarily related to a $1.0 million increase in non-interest expense and a $500,000 reversal of provision for loan losses that was recorded during the six months ended June 30, 2013. These declines were partially offset by an increase in net interest income of $1.1 million. Included in net income for the three and six months ended June 30, 2014 are gains in connection with the sale of securities of $533,000 and $786,000, respectively, compared to $535,000 for the same periods last year.

Total assets at June 30, 2014 were $554.4 million, representing an increase of $16.3 million, or 3.0%, from $538.1 million at December 31, 2013. Cash and cash equivalents at June 30, 2014 were $60.3 million, representing an increase of $15.6 million, or 34.9%, from $44.7 million at December 31, 2013. Loans increased by $29.2 million, from $383.5 million at December 31, 2013 to $412.7 million at June 30, 2014. Loan originations were $77.0 million and $101.3 million during the three and six months ended June 30, 2014, respectively, compared to $41.1 million and $107.4 million during the same periods last year. Prepayment speeds for the three and six months ended June 30, 2014 were 11.5% and 12.9%, respectively, compared to 19.2% and 17.3% for the same periods last year. Investment securities were $78.1 million at June 30, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $28.2 million, or 26.5%. During the quarter and six months ended June 30, 2014, the Company sold investment securities with an amortized cost of $28.6 million and $43.4 million, respectively, recognizing gains of $533,000 and $786,000, respectively. During the three and six months ended June 30, 2013, the Company sold $10.8 million of investment securities, recognizing a gain of $535,000. In addition, the unrealized gain on investment securities increased to $386,000 at June 30, 2014, compared to $89,000 at December 31, 2013. The weighted average life of our investment securities was 4.42 years and 3.78 years at June 30, 2014 and December 31, 2013, respectively.

Total liabilities at June 30, 2014 increased by $12.5 million, or 2.6%, to $495.3 million compared to $482.8 million at December 31, 2013. This increase is primarily due to a $15.0 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $426.4 million and $409.8 million at June 30, 2014 and December 31, 2013, respectively, representing an increase of $16.7 million, or 4.1%.

Average interest earning assets increased $50.3 million, from $492.3 million for the three months ended June 30, 2013 to $542.6 million for the three months ended June 30, 2014. The weighted average interest rate on interest earning assets was 3.47% and 3.32% for the three months ended June 30, 2014 and 2013, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year, partially offset by a decline in loan yield during the current quarter as compared to the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

Average interest earning assets increased $57.2 million, from $485.2 million for the six months ended June 30, 2013 to $542.3 million for the six months ended June 30, 2014. The weighted average interest rate on interest earning assets was 3.43% and 3.39% for the six months ended June 30, 2014 and 2013, respectively. This improvement in weighted average interest rate was primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year, partially offset by a decline in loan yield as compared to the same period last year and a recovery of $294,000 in deferred interest income from the repayment of non-accrual and previously charged off loan balances during the six months ended June 30, 2013. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

Average interest bearing deposits and borrowings decreased $13.4 million, from $253.0 million for the three months ended June 30, 2013 to $239.5 million for the three months ended June 30, 2014. The average cost of interest bearing deposits and borrowings was 0.31% during the three months ended June 30, 2014 compared to 0.33% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

Average interest bearing deposits and borrowings decreased $6.1 million, from $250.3 million for the six months ended June 30, 2013 to $244.1 million for the six months ended June 30, 2014. The average cost of interest bearing deposits and borrowings was 0.31% during the six months ended June 30, 2014 compared to 0.33% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

At June 30, 2014, stockholders’ equity totaled $59.2 million, or 10.7% of total assets, as compared to $55.4 million, or 10.3% of total assets at December 31, 2013. The Company’s book value per share of common stock was $5.83 as of June 30, 2014, compared to $5.77 and $5.84 per share as of June 30, 2013 and December 31, 2013, respectively.

Set forth below are certain key financial performance ratios and other financial data for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Annualized return on average assets	0.57%	3.55%	0.43%	2.40%

Annualized return on average stockholders’ equity	5.31%	34.28%	4.10%	23.29%

Average stockholders’ equity to average assets	10.71%	10.37%	10.59%	10.29%

Net interest margin	3.33%	3.15%	3.29%	3.22%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at June 30, 2014 and 2013. There was no change in the targeted federal funds rate during the three and six months ended June 30, 2014 and 2013, remaining at 0.00%-0.25%.

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

During the quarter ended June 30, 2014, net interest income was $4.5 million compared to $3.9 million for the same period last year. The improvement in net interest income was primarily attributable to increases in the average balances of our loan portfolio during the quarter ended June 30, 2014 as compared to the same period last year. The average balances of our loan portfolio were $393.3 million during the quarter ended June 30, 2014, compared to $308.6 million for the same period last year. The additional interest earned related to the increase in the average balance of loans was partially offset by a decline in loan yield, which decreased to 4.16% during the three months ended June 30, 2014, compared to 4.30% during the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

The Company’s net interest spread was 3.16% for the three months ended June 30, 2014 compared to 2.99% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.33% for the three months ended June 30, 2014, compared to 3.15% for the same period last year. The 18 basis point increase in net interest margin is primarily due to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year and, to a lesser extent, a decline in the cost of our interest bearing liabilities. The percentage of average loans to total average earning assets increased to 72.5% during the quarter ended June 30, 2014, compared to 62.7% during the same period last year. The average cost of interest bearing deposits and borrowings was 0.31% during the quarter ended June 30, 2014 compared to 0.33% for the same period last year. These factors were partially offset by a general decline in the loan yields. The decline in loan yield was primarily caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,
	2014			2013
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$48,043	$31	0.26%	$20,139	$13	0.25%
U.S. Gov’t Treasuries and agencies	5,534	30	2.15%	2,201	18	3.35%
Corporate notes	2,662	9	1.33%	33,827	180	2.13%
Residential mortgage-backed securities	88,326	469	2.12%	123,248	516	1.67%
Federal Reserve Bank stock	1,599	24	6.00%	1,428	21	6.00%
Federal Home Loan Bank stock	3,139	51	6.56%	2,884	20	2.80%
Loans (1) (2)	393,284	4,082	4.16%	308,575	3,307	4.30%
Earning assets	542,587	4,696	3.47%	492,302	4,075	3.32%
Other assets	6,610			4,439
Total assets	$549,197			$496,741
Liabilities & Equity
Interest checking (NOW)	$23,725	8	0.14%	$21,454	8	0.16%
Money market deposits and savings	147,568	90	0.24%	153,946	88	0.23%
CDs	41,826	9	0.08%	46,867	28	0.24%
Borrowings	26,429	80	1.21%	30,690	83	1.08%
Total interest bearing deposits and borrowings	239,548	187	0.31%	252,957	207	0.33%
Demand deposits	248,649			189,156
Other liabilities	2,188			3,132
Total liabilities	490,385			445,245
Equity	58,812			51,496
Total liabilities & equity	$549,197			$496,741

Net interest income / spread		$4,509	3.16%		$3,868	2.99%

Net interest margin			3.33%			3.15%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination (cost amortization) and fee accretion of ($11,000) and $11,000 for the three months ended June 30, 2014 and 2013, respectively.

(2)	Includes average non-accrual loans of $734,000 and $983,000 for the three months ended June 30, 2014 and 2013, repectively.

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

	Three Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$18	$—	$18
U.S. Gov’t Treasuries and agencies	20	(8)	12
Corporate notes	(122)	(49)	(171)
Residential mortgage-backed securities	(166)	119	(47)
Federal Reserve Bank stock	3	—	3
Federal Home Loan Bank stock	2	29	31
Loans	880	(105)	775
Total increase (decrease) in interest income	635	(14)	621
Interest expense:
Interest checking (NOW)	1	(1)	0
Money market deposits and savings	(3)	5	2
CDs	(3)	(16)	(19)
Borrowings	(12)	9	(3)
Total increase (decrease) in interest expense	(17)	(3)	(20)
Net increase (decrease) in net interest income	$652	$(11)	$641

During the six months ended June 30, 2014, net interest income was $8.9 million, compared to $7.8 million for the same period last year. The increase was primarily attributable to additional interest earned in connection with our loan portfolio as compared to the same period last year. The average balances of our loan portfolio were $384.3 million and $290.8 million during the six months ended June 30, 2014 and 2013, respectively. This increase was partially offset by a decline in loan yield, which decreased to 4.17% during the six months ended June 30, 2014, compared to 4.55% during the same period last year, as well as $294,000 of additional interest income recognized during the six months ended June 30, 2013 in connection with the pay-off of non-accrual and previously charged off loans. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which have continued to intensify and compress loan yields.

The Company’s net interest spread was 3.12% for the six months ended June 30, 2014 compared to 3.06% for the same period last year.

The Company’s net interest margin was 3.29% for the six months ended June 30, 2014, compared to 3.22% for the same period last year. As discussed above, the improvement in our net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year, and, to a lesser extent, a decline in the cost of our interest bearing liabilities. The percentage of average loans to total average earning assets increased to 70.9% during the six months ended June 30, 2014, compared to 59.9% during the same period last year. The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.31% during the six months ended June 30, 2014 compared to 0.33% during the same period last year. These factors were partially offset by a general decline in the loan yields and a recovery of $294,000 in deferred interest income from the repayment of non-accrual and previously charged off loan balances during the six months ended June 30, 2013. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which have continued to compress loan yields.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,
	2014			2013
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$51,368	$65	0.25%	$23,135	$29	0.25%
U.S. Gov’t Treasuries	3,224	34	2.15%	2,204	7	0.59%
Corporate notes	2,882	19	1.32%	34,405	368	2.14%
Residential mortgage-backed securities	95,866	1,016	2.12%	130,545	1,118	1.71%
Federal Reserve Bank stock	1,585	47	6.00%	1,395	42	6.00%
Federal Home Loan Bank stock	3,101	103	6.69%	2,651	34	2.59%
Loans (1) (2)	384,291	7,950	4.17%	290,826	6,565	4.55%
Earning assets	542,317	9,234	3.43%	485,161	8,163	3.39%
Other assets	6,636			6,614
Total assets	$548,953			$491,775
Liabilities & Equity
Interest checking (NOW)	$21,813	16	0.14%	$22,477	18	0.16%
Money market deposits and savings	153,140	183	0.24%	153,968	178	0.23%
CDs	42,201	18	0.09%	45,934	58	0.26%
Borrowings	26,963	162	1.21%	27,886	157	1.14%
Total interest bearing deposits and borrowings	244,117	379	0.31%	250,265	411	0.33%
Demand deposits	244,334			187,527
Other liabilities	2,343			3,397
Total liabilities	490,794			441,189
Equity	58,159			50,586
Total liabilities & equity	$548,953			$491,775

Net interest income / spread		$8,855	3.12%		$7,752	3.06%

Net interest margin			3.29%			3.22%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination cost amortization of $4,000 and $1,000 for the six months ended June 30, 2014 and 2013, respectively.

(2)	Includes average non-accrual loans of $735,000 and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Six Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$36	$—	$36
U.S. Gov’t Treasuries and agencies	4	23	27
Corporate notes	(246)	(103)	(349)
Residential mortgage-backed securities	(332)	230	(102)
Federal Reserve Bank stock	5	—	5
Federal Home Loan Bank stock	7	62	69
Loans	1,970	(585)	1,385
Total increase (decrease) in interest income	1,444	(373)	1,071
Interest expense:
Interest checking (NOW)	(1)	(1)	(2)
Money market deposits and savings	(1)	6	5
CDs	(4)	(36)	(40)
Borrowings	(5)	10	5
Total increase (decrease) in interest expense	(11)	(21)	(32)
Net increase (decrease) in net interest income	$1,455	$(352)	$1,103

Provision for Loan Losses

During the three and six months ended June 30, 2014, we recorded a provision for loan losses of $100,000, compared to none and a $500,000 reversal of provision for loan losses during the same periods last year. This reversal in provision for loan losses was primarily due to $1.1 million of net loan recoveries during the six months ended June 30, 2013, as well as the continued improvement in the level of our criticized and classified loans. These declines were partially offset by additional provisions required for the $31.1 million increase in our loan portfolio during that same period. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $152,000, $2.2 million and none, respectively, at June 30, 2014, compared to $737,000, $2.4 million and none, respectively, at June 30, 2013. We had net recoveries of $15,000 and $31,000 during the three and six months ended June 30, 2014, respectively, compared to $1,000 and $1.1 million for the same periods last year. At June 30, 2014, the ALL to total loans was 1.79% compared to 1.89% at December 31, 2013. The risks associated with the adequacy of our ALL and the decline in this ratio may have increased as a result of our loan growth. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of June 30, 2014 and December 31, 2013 was adequate to absorb known and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.18% and 0.19% at June 30, 2014 and December 31, 2013, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.13% and 0.15% at June 30, 2014 and December 31, 2013, respectively.

Non-Interest Income

Non-interest income was $723,000 and $1.1 million for the three and six months ended June 30, 2014, compared to $837,000 and $1.2 million for the same periods last year. During the quarter and six months ended June 30, 2014, the Company sold investment securities with an amortized cost of $28.6 million and $43.4 million, respectively, recognizing gains of $533,000 and $786,000, respectively. In addition, the Company recognized a gain of $47,000 in connection with the disposition of its OREO during the three months ended June 30, 2014. With the exception of these gains, non-interest income during the three and six months ended June 30, 2014 primarily consist of customer related fee income. During the quarter and six months ended June 30, 2013, the Company sold $10.8 million of investment securities, recognizing a gain of $535,000. With the exception of this gain, non-interest income for the three and six months ended June 30, 2013, primarily consists of loan arrangement fees earned in connection with our college loan funding program. During 2013, the Company terminated this program and did not report any material loan arrangement fee earnings subsequent to the second quarter of 2013.

Non-Interest Expense

Non-interest expense was $3.8 million and $7.8 million for the three and six months ended June 30, 2014, compared to $3.5 million and $6.8 million for the same periods last year. The increases in non-interest expense during the three and six months ended June 30, 2014 as compared to the same periods last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as the additional costs incurred to address regulatory compliance matters.

Income Tax Provision

During the three and six months ended June 30, 2014, we recorded a tax provision of $565,000 and $875,000, respectively, compared to a tax benefit of approximately $3.2 million during the same periods last year. The tax benefit recognized during the three and six months ended June 30, 2013 was related to the full reversal of the Company’s deferred tax valuation allowance that had been previously established during the year ended December 31, 2009. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance. At June 30, 2013, no further deferred tax valuation allowance remained. Beginning in January 2014, the Company began recording tax provisions at an estimated effective tax rate of approximately 42%.

Financial Condition

Assets

Total assets at June 30, 2014 were $554.4 million, representing an increase of $16.3 million, or 3.0%, from $538.1 million at December 31, 2013. Cash and cash equivalents at June 30, 2014 were $60.3 million, representing an increase of $15.6 million, or 34.9%, from $44.7 million at December 31, 2013. Loans increased by $29.2 million, from $383.5 million at December 31, 2013 to $412.7 million at June 30, 2014. Loan originations were $77.0 million and $101.3 million during the three and six months ended June 30, 2014, respectively, compared to $41.1 million and $107.4 million during the same periods last year. Prepayment speeds for the three and six months ended June 30, 2014 were 11.5% and 12.9%, respectively, compared to 19.2% and 17.3% for the same periods last year. Investment securities were $78.1 million at June 30, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $28.2 million, or 26.5%. During the quarter and six months ended June 30, 2014, the Company sold investment securities with an amortized cost of $28.6 million and $43.4 million, respectively, recognizing gains of $533,000 and $786,000, respectively. During the quarter and six months ended June 30, 2013, the Company sold $10.8 million of investment securities, recognizing a gain of $535,000. In addition, the unrealized gain on investment securities increased to $386,000 at June 30, 2014, compared to $89,000 at December 31, 2013. The weighted average life of our investment securities was 4.42 years and 3.78 years at June 30, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $60.3 million and $44.7 million at June 30, 2014 and December 31, 2013, respectively. The $15.6 million increase in cash and cash equivalents during the six months ended June 30, 2014 was primarily from a $15.0 million increase in deposits and the sale of $43.4 million of securities, partially offset by an increase of $29.2 million in net loan production. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At June 30, 2014, investment securities totaled $78.1 million compared to $106.3 million at December 31, 2013. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At June 30, 2014 and December 31, 2013, the weighted average yield and weighed average life of these residential mortgage-backed securities were 2.05% and 2.12%, respectively, and 4.42 years and 3.85 years, respectively.

During the quarter and six months ended June 30, 2014, the Company sold investment securities with an amortized cost of $28.6 million and $43.4 million, respectively, recognizing gains of $533,000 and $786,000, respectively. During the quarter and six months ended June 30, 2013, the Company sold $10.8 million of investment securities, recognizing a gain of $535,000. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. In addition, the unrealized gain on investment securities increased to $386,000 at June 30, 2014, compared to $89,000 at December 31, 2013. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 7.7%, or $29.0 million, from $376.3 million at December 31, 2013 to $405.3 million at June 30, 2014. As of June 30, 2014 and December 31, 2013, total loans outstanding totaled $412.7 million and $383.5 million, respectively. Loan originations were $77.0 million and $101.3 million during the three and six months ended June 30, 2014, respectively, compared to $41.1 million and $107.4 million during the same periods last year. Prepayment speeds for the three and six months ended June 30, 2014 were 11.5% and 12.9%, respectively, compared to 19.2% and 17.3% for the same periods last year.

As of June 30, 2014 and December 31, 2013, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014	December 31, 2013
Non-accrual loans:
Commercial	$702	$706
Consumer and other	29	29
Total non-accrual loans	731	735
Other real estate owned (“OREO”)	—	90
Total non-performing assets	$731	$825

Non-performing assets to gross loans and OREO	0.18%	0.22%
Non-performing assets to total assets	0.13%	0.15%

Non-accrual loans totaled $731,000 and $735,000 at June 30, 2014 and December 31, 2013, respectively. There were no accruing loans past due 90 days or more at June 30, 2014 and December 31, 2013. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $10,000 and $20,000 for the three and six months ended June 30, 2014, respectively, compared to $10,000 and $25,000 for the same periods last year.

At June 30, 2014, non-accrual loans consisted of two commercial loans totaling $702,000 and one consumer and other loan totaling $29,000. At December 31, 2013, non-accrual loans consisted of two commercial loans totaling $706,000 and one consumer and other loan totaling $29,000.

During the quarter ended June 30, 2014, the Bank disposed of its OREO for approximately $137,000, recognizing a gain of $47,000 in connection with this disposition. At December 31, 2013, OREO consisted of one undeveloped land property totaling $90,000. This property is located in Southern California.

At June 30, 2014 and December 31, 2013, the recorded investment in impaired loans was $927,000 and $953,000, respectively. At June 30, 2014 and December 31, 2013, the Company had a specific allowance for loan losses of $35,000 on impaired loans of $130,000 and $135,000, respectively. There were $797,000 and $818,000, respectively, of impaired loans with no specific allowance for loan losses at June 30, 2014 and December 31, 2013, respectively. The average outstanding balance of impaired loans for the six months ended June 30, 2014 was $946,000 compared to $1.4 million for the same period last year. As of June 30, 2014 and December 31, 2013, there was $731,000 and $735,000, respectively, of impaired loans on non-accrual status. During the three and six months ended June 30, 2014, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $5,000, respectively, compared to $2,000 and $5,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of June 30, 2014 and December 31, 2013 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,579	$3,660	$778	$811	$424	$7,252
Provision for loan losses	10	140	110	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367
Six Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(10)	140	130	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$1,631	$3,200	$698	$741	$349	$6,619
Provision for loan losses	(100)	(25)	50	25	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	—	—	—	1
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620
Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,800)	725	240	355	(20)	(500)
Charge-offs	—	—	—	—	—	—
Recoveries	1,055	—	—	—	50	1,105
Ending balance	$1,532	$3,175	$748	$766	$399	$6,620

There were no loans acquired with deteriorated credit quality during the three and six months ended June 30, 2014 and 2013.

The ALL was $7.4 million, or 1.79% of our total loan portfolio, at June 30, 2014, compared to $7.2 million, or 1.89% of our total loan portfolio, at December 31, 2013. At June 30, 2014 and December 31, 2013, our non-performing loans were $731,000 and $735,000, respectively. The ratio of our ALL to non-performing loans was 1,008.46% and 984.26% at June 30, 2014 and December 31, 2013, respectively. In addition, our ratio of non-performing loans to total loans was 0.18% and 0.19% at June 30, 2014 and December 31, 2013, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. During the quarter ended June 30, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income during the quarter ended June 30, 2013. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At June 30, 2014 and December 31, 2013, we had a net deferred tax asset of $2.7 million and $3.1 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

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

At June 30, 2014, total deposits were $467.8 million compared to $452.8 million at December 31, 2013, representing an increase of 3.3%, or $15.0 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $426.4 million and $409.8 million at June 30, 2014 and December 31, 2013, respectively. Non-interest bearing deposits represent 56.0% of total deposits at June 30, 2014, compared to 52.3% at December 31, 2013.

The following table reflects a summary of deposit categories by dollar and percentage at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$261,987	56.0%	$236,869	52.3%
Interest bearing checking	23,594	5.1%	21,005	4.6%
Money market deposits and savings	140,830	30.1%	151,879	33.6%
Certificates of deposit	41,361	8.8%	43,013	9.5%
Total	$467,772	100.0%	$452,766	100.0%

At June 30, 2014, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.1% of total deposits. The deposits outstanding at June 30, 2014 are scheduled to mature in the third quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.4% of total deposits. The Company was required to pledge $41.8 million of agency mortgage-backed securities at both June 30, 2014 and December 31, 2013, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $100,000 or more at June 30, 2014 and December 31, 2013 was $40.6 million and $42.1 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at June 30, 2014, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$39,867
Due after 3 months and within 6 months	541
Due after 6 months and within 12 months	147
Due after 12 months	—
Total	$40,555

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 16.7% at June 30, 2014 and 19.4% at December 31, 2013.

At June 30, 2014 and December 31, 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $186.1 million and $169.9 million, respectively. The Company had $25.0 million and $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2014 and December 31, 2013, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2014 and December 31, 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2014 and December 31, 2013 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2014	December 31, 2013
May 23, 2014	1.14%	—	2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$25,000	$27,500

At June 30, 2014 and December 31, 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of June 30, 2014 and December 31, 2013, the Company had pledged $2.6 million and $3.1 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of June 30, 2014, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At June 30, 2014, the Company had total stockholders’ equity of $59.2 million, which included $121,000 in common stock, $70.2 million in additional paid-in capital, $2.9 million in accumulated deficit, $227,000 in accumulated other comprehensive income, and $8.5 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2014 and December 31, 2013 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well- Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014:
Total Risk-Based Capital Ratio	$63,479	14.38%	$59,469	13.47%	$35,323	8.00%	$44,153	10.00%
Tier 1 Risk-Based Capital Ratio	$57,934	13.12%	$53,923	12.21%	$17,661	4.00%	$26,492	6.00%
Tier 1 Leverage Ratio	$57,934	10.58%	$53,923	9.84%	$21,907	4.00%	$27,402	5.00%

December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5%. The new rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments, excluding trust preferred securities, mortgage servicing rights and certain deferred tax assets, and including unrealized gains and losses on available for sale debt and equity securities. On July 9, 2013, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

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

(in thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$125,635	$104,330
Commitments to extend credit to directors and officers (undisbursed amount)	$1,086	$1,604
Standby/commercial letters of credit	$2,351	$2,616
Guarantees on revolving credit card limits	$566	$574
Outstanding credit card balances	$62	$73

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of June 30, 2014 and December 31, 2013, the allowance for unfunded commitments was $270,000, which represented 0.21% and 0.25% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2014.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
April 1-30, 2014	—	$—	—	$29
May 1-31, 2014	—	—	—	29
June 1-30, 2014	—	—	—	29
Total	—	$—	—	$29

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

(a)     Additional Disclosures. None.

(b)     Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended June 30, 2014. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.	Exhibits

31.1	Principal Executive Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Principal Financial Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer Certification required under Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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