Form 10-Q
period 2014-09-30
1st Century Bancshares, Inc.
filed 2014-11-06
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

10,146,078 shares of common stock of the registrant were outstanding as of November 3, 2014.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$7,869	$6,648
Interest earning deposits at other financial institutions	82,478	38,040
Total cash and cash equivalents	90,347	44,688
Investment securities — Available for Sale (“AFS”), at estimated fair value	71,378	106,272
Loans, net of allowance for loan losses of $7,577 and $7,236 at September 30, 2014 and December 31, 2013, respectively	411,150	376,312
Premises and equipment, net	1,197	1,285
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,822	4,632
Accrued interest and other assets	5,092	4,956
Total Assets	$583,986	$538,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$277,148	$236,869
Interest bearing deposits:
Interest bearing checking (“NOW”)	21,258	21,005
Money market deposits and savings	155,678	151,879
Certificates of deposit less than $100	792	870
Certificates of deposit of $100 or greater	41,466	42,143
Total deposits	496,342	452,766
Other borrowings	25,000	27,500
Accrued interest and other liabilities	2,840	2,491
Total Liabilities	524,182	482,757

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,129,310 and 11,378,710 issued at September 30, 2014 and December 31, 2013, respectively	121	114
Additional paid-in capital	70,515	67,231
Accumulated deficit	(2,229)	(4,036)
Accumulated other comprehensive income	8	52
Treasury stock at cost — 1,983,232 and 1,897,902 shares at September 30, 2014 and December 31, 2013, respectively	(8,611)	(7,973)
Total Stockholders’ Equity	59,804	55,388
Total Liabilities and Stockholders’ Equity	$583,986	$538,145

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and fee income on:
Loans	$4,382	$3,507	$12,332	$10,072
Investments	325	612	1,394	2,105
Other	127	89	342	194
Total interest and fee income	4,834	4,208	14,068	12,371

Interest expense on:
Deposits	108	115	325	369
Borrowings	77	84	239	241
Total interest expense	185	199	564	610
Net interest income	4,649	4,009	13,504	11,761

Provision for (reduction of) loan losses	—	200	100	(300)
Net interest income after provision for (reduction of) loan losses	4,649	3,809	13,404	12,061

Non-interest income
Gain on sale of AFS investment securities	196	170	982	705
Other operating income	92	235	394	896
Total non-interest income	288	405	1,376	1,601
Non-interest expenses:
Compensation and benefits	2,184	2,024	6,861	5,976
Occupancy	458	342	1,234	1,078
Professional fees	200	175	512	491
Technology	231	180	625	550
Marketing	88	62	250	204
FDIC assessments	92	55	277	198
Other operating expenses	605	573	1,886	1,697
Total non-interest expenses	3,858	3,411	11,645	10,194
Income before income taxes	1,079	803	3,135	3,468
Income tax provision (benefit)	453	—	1,328	(3,178)
Net income	626	803	1,807	6,646

Other Comprehensive Income:
Net change in unrealized losses on AFS investments, net of tax	(219)	(8)	(44)	(1,938)
Comprehensive Income	$407	$795	$1,763	$4,708

Basic earnings per share	$0.07	$0.09	$0.19	$0.77
Diluted earnings per share	$0.06	$0.09	$0.19	$0.74

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued		Additional	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Restricted stock issued	138,500	1	(1)	—	—	—	—	—
Forfeiture of restricted stock	(4,750)	—	(11)	—	—	—	—	(11)
Exercise of stock options	19,000	—	95	—	—	—	—	95
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	608	—	—	—	—	608
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(23,270)	(138)	(138)
Common stock repurchased	—	—	—	—	—	(105)	(0)	(0)
Net income	—	—	—	6,646	—	—	—	6,646
Other comprehensive loss	—	—	—	—	(1,938)	—	—	(1,938)
Balance at September 30, 2013	11,118,310	$111	$65,729	$(4,253)	$498	(1,851,807)	$(7,650)	$54,435

Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	228,000	2	(2)	—	—	—	—	—
Exercise of stock options	522,600	5	2,638	—	—	—	—	2,643
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	648	—	—	—	—	648
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(85,330)	(638)	(638)
Net income	—	—	—	1,807	—	—	—	1,807
Other comprehensive loss	—	—	—	—	(44)	—	—	(44)
Balance at September 30, 2014	12,129,310	$121	$70,515	$(2,229)	$8	(1,983,232)	$(8,611)	$59,804

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,807	$6,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	360	377
Amortization of premiums on investment securities, net	660	1,348
Provision for (reduction of) loan losses	100	(300)
Deferred income tax expense (benefit)	290	(3,310)
Amortization (accretion) of deferred loan cost and fees, net	44	(14)
Gain on sale of AFS investment securities	(982)	(705)
Gain on sale of OREO	(47)	—
Non-cash stock compensation, net of forfeitures	648	597
(Increase) decrease in accrued interest and other assets	(486)	36
Increase (decrease) in accrued interest and other liabilities	349	(2)
Net cash provided by operating activities	2,743	4,673
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(34,114)	—
Maturities and principal reductions	13,360	33,788
Proceeds from sale of securities	55,896	19,447
Increase in loans, net	(34,982)	(88,901)
Proceeds from sale of OREO	137	—
Purchase of premises and equipment	(272)	(675)
Purchase of FRB stock and FHLB stock	(190)	(724)
Net cash used in investing activities	(165)	(37,065)
Cash flows from financing activities:
Net increase in deposits	43,576	31,572
Net repayment of short-term borrowings	—	(4,475)
Proceeds from other long-term borrowings	—	5,000
Repayment of other long-term borrowings	(2,500)	(2,500)
Proceeds from exercise of stock options	2,643	95
Shares surrendered to pay taxes on vesting of stock based compensation	(638)	(138)
Net cash provided by financing activities	43,081	29,554
Increase (decrease) in cash and cash equivalents	45,659	(2,838)
Cash and cash equivalents, beginning of period	44,688	50,555
Cash and cash equivalents, end of period	$90,347	$47,717

Supplemental cash flow information:
Cash paid during the period for:
Interest	$569	$733
Income taxes	$777	$133

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2014.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations and represents an estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date. Loan losses are charged against the allowance when management believes that principal is uncollectible. Subsequent repayments or recoveries, if any, are credited to the allowance. Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. The provisions reflect management’s evaluation of the adequacy of the allowance based, in part, upon the historical loss experience of the loan portfolio, as well as estimates from historical peer group loan loss data and the loss experience of other financial institutions, augmented by management judgment. During this process, loans are separated into the following portfolio segments: commercial loans, commercial real estate, residential, land and construction, and consumer and other loans. The relative significance of risk considerations vary by portfolio segment. For commercial loans, commercial real estate loans and land and construction, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and land and construction loans. The primary risk consideration for residential loans and consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.

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

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. During the year ended December 31, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is more likely than not that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income. This reversal occurred during the nine months ended September 30, 2013. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance. At September 30, 2014 and December 31, 2013, we had a net deferred tax asset of approximately $2.9 million and $3.1 million, respectively.

At September 30, 2014 and December 31, 2013, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For both the three and nine months ended September 30, 2014, there were 350,073 of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2013, there were 350,073 and 370,073, respectively, of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2014, there were none and 4,370, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2013, there were none and 78,128, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$626	$803	$1,807	$6,646
Average number of common shares outstanding	9,481,072	8,666,447	9,408,312	8,619,670
Effect of dilution of stock options	812	243,673	18,415	139,944
Effect of dilution of restricted stock	266,704	274,383	303,491	268,855
Average number of common shares outstanding used to calculate diluted earnings per common share	9,748,588	9,184,503	9,730,218	9,028,469

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt regarding an organization’s ability to continue as a going concern. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.

(2)           Investments

The following is a summary of the investments categorized as Available for Sale at September 30, 2014 and December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At September 30, 2014:
Investments — Available for Sale
U.S. Treasuries and Government Agencies	$9,796	$15	$—	$9,811
Corporate Notes	2,540	18	—	2,558
Residential Mortgage-Backed Securities	59,028	340	(359)	59,009
Total	$71,364	$373	$(359)	$71,378
At December 31, 2013:
Investments — Available for Sale
Corporate Notes	$3,074	$34	$—	$3,108
Residential Mortgage-Backed Securities	103,109	959	(904)	103,164
Total	$106,183	$993	$(904)	$106,272

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at September 30, 2014 or December 31, 2013. At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at September 30, 2014 and December 31, 2013, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $51.5 million and $45.4 million, respectively. Deposits from the State of California were $38.0 million at both September 30, 2014 and December 31, 2013.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at September 30, 2014. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.85 years at September 30, 2014.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasuries and Government Agencies	$—	—%	$—	—%	$9,811	2.05%	$—	—%	$9,811	2.05%
Corporate Notes	2,558	1.35	—	—	—	—	—	—	2,558	1.35
Residential Mortgage-Backed Securities	—	—	757	5.19	22,793	1.50	35,459	2.04	59,009	1.87
Total	$2,558	1.35%	$757	5.19%	$32,604	1.66%	$35,459	2.04%	$71,378	1.88%

A total of 29 and 36 securities had unrealized losses at September 30, 2014 and December 31, 2013, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized		Unrealized
(in thousands)	Losses	Fair Value	Losses	Fair Value
At September 30, 2014:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(57)	$17,208	$(302)	$22,011
At December 31, 2013:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(904)	$51,847	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at September 30, 2014 and December 31, 2013 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the three and nine months ended September 30, 2014, the Company sold available for sale investment securities with an amortized cost of $11.5 million and $54.9 million, respectively. These securities consisted entirely of residential mortgage-backed securities and resulted in realized gains of $196,000 and $982,000, respectively, which were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. During the three and nine months ended September 30, 2013 the Company sold a total of $8.6 million and $19.4 million, respectively, of available for sale securities resulting in realized gains of $170,000 and $705,000, respectively.

(3)           Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 86.3% and 86.9% of all loans are secured by real estate at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$83,869	20.0%	$76,397	19.9%
Commercial real estate	183,242	43.8%	167,419	43.7%
Residential	95,173	22.7%	82,795	21.6%
Land and construction	30,433	7.3%	30,102	7.8%
Consumer and other (2)	26,041	6.2%	26,787	7.0%
Loans, gross	418,758	100.0%	383,500	100.0%
Net (unearned fee income) deferred costs	(31)		48
Less — allowance for loan losses	(7,577)		(7,236)
Loans, net	$411,150		$376,312

(1)	Unsecured commercial loan balances were $20.6 million and $13.2 million at September 30, 2014 and December 31, 2013, respectively.
(2)	Unsecured consumer and other loan balances were $2.6 million and $2.3 million at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and nine months ended September 30, 2014 and 2013:

		Commercial		Land and	Consumer
(in thousands)	Commercial	Real Estate	Residential	Construction	and Other	Total
Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,604	$3,800	$888	$691	$384	$7,367
Provision for loan losses	125	100	(275)	—	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	209	—	—	210
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577
Nine Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	240	(145)	(120)	10	100
Charge-offs	—	—	—	—	—	—
Recoveries	32	—	209	—	—	241
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577
As of September 30, 2014:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,695	3,900	822	691	434	7,542
Total	$1,730	$3,900	$822	$691	$434	$7,577
Loans:
Ending balance: individually evaluated for impairment	$655	$—	$—	$—	$50	$705
Ending balance: collectively evaluated for impairment	83,214	183,242	95,173	30,433	25,991	418,053
Total	$83,869	$183,242	$95,173	$30,433	$26,041	$418,758
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$1,532	$3,175	$748	$766	$399	$6,620
Provision for loan losses	(15)	175	(75)	100	15	200
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835
Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,815)	900	165	455	(5)	(300)
Charge-offs	—	—	—	—	—	—
Recoveries	1,070	—	—	—	50	1,120
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835
As of September 30, 2013:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,497	3,350	673	866	414	6,800
Total	$1,532	$3,350	$673	$866	$414	$6,835
Loans:
Ending balance: individually evaluated for impairment	$950	$—	$—	$—	$29	$979
Ending balance: collectively evaluated for impairment	69,568	150,610	76,906	33,675	24,967	355,726
Total	$70,518	$150,610	$76,906	$33,675	$24,996	$356,705

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2013:

		Commercial		Land and	Consumer
(in thousands)	Commercial	Real Estate	Residential	Construction	and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,548	3,660	758	811	424	7,201
Total	$1,583	$3,660	$758	$811	$424	$7,236
Loans:
Ending balance: individually evaluated for impairment	$924	$—	$—	$—	$29	$953
Ending balance: collectively evaluated for impairment	75,473	167,419	82,795	30,102	26,758	382,547
Total	$76,397	$167,419	$82,795	$30,102	$26,787	$383,500

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of September 30, 2014 and December 31, 2013, the allowance for unfunded lending commitments was $320,000 and $270,000, respectively, and is primarily related to $147.3 million and $104.3 million in commitments to extend credit to customers and $2.7 million and $2.6 million in standby/commercial letters of credit at September 30, 2014 and December 31, 2013, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of September 30, 2014 and December 31, 2013. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. There were no additions to non-performing loans during the nine months ended September 30, 2014 and 2013. Non-performing loans represented 0.16% and 0.19% of total loans at September 30, 2014 and December 31, 2013, respectively. There were no accruing loans past due 90 days or more at September 30, 2014 and December 31, 2013.

	30-59	60-89
	Days Past	Days Past	> 90 Days	Total
(in thousands)	Due	Due	Past Due	Past Due	Current	Total
As of September 30, 2014:
Commercial	$83	$845	$572	$1,500	$82,369	$83,869
Commercial real estate	—	—	—	—	183,242	183,242
Residential	—	—	—	—	95,173	95,173
Land and construction	—	—	—	—	30,433	30,433
Consumer and other	—	—	—	—	26,041	26,041
Totals	$83	$845	$572	$1,500	$417,258	$418,758
As of December 31, 2013:
Commercial	$187	$—	$706	$893	$75,504	$76,397
Commercial real estate	—	—	—	—	167,419	167,419
Residential	—	—	—	—	82,795	82,795
Land and construction	—	—	—	—	30,102	30,102
Consumer and other	—	—	29	29	26,758	26,787
Totals	$187	$—	$735	$922	$382,578	$383,500

The following table sets forth non-accrual loans and other real estate owned at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans:
Commercial	$655	$706
Consumer and other	—	29
Total non-accrual loans	655	735
OREO	—	90
Total non-performing assets	$655	$825

Non-performing assets to gross loans and OREO	0.16%	0.22%
Non-performing assets to total assets	0.11%	0.15%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at September 30, 2014 and December 31, 2013. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

		Commercial		Land and	Consumer
(in thousands)	Commercial	Real Estate	Residential	Construction	and Other
As of September 30, 2014:
Grade:
Pass	$82,412	$182,683	$95,173	$30,433	$25,991
Special Mention	155	—	—	—	—
Substandard	1,302	559	—	—	50
Total	$83,869	$183,242	$95,173	$30,433	$26,041
As of December 31, 2013:
Grade:
Pass	$73,824	$166,828	$82,795	$26,801	$26,503
Special Mention	1,149	—	—	3,301	206
Substandard	1,424	591	—	—	78
Total	$76,397	$167,419	$82,795	$30,102	$26,787

There were no loans assigned to the Doubtful or Loss grade as of September 30, 2014 and December 31, 2013.

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

		Unpaid		Average
	Recorded	Principal	Related	Recorded
(in thousands)	Investment	Balance	Allowance	Investment
As of and for the nine months ended September 30, 2014:
With no related allowance recorded:
Commercial	$572	$848	$—	$752
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	50	50	—	31
With an allowance recorded:
Commercial	$83	$96	$35	$117
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$655	$944	$35	$869
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$50	$50	$—	$31
As of and for the year ended December 31, 2013:
With no related allowance recorded:
Commercial	$789	$1,065	$—	$841
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	240
With an allowance recorded:
Commercial	$135	$142	$35	$155
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$924	$1,207	$35	$996
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$240

During the three and nine months ended September 30, 2014, the average balance of impaired loans was $809,000 and $900,000, respectively, compared to $1.2 million and $1.3 million for the same periods last year. As of September 30, 2014 and December 31, 2013, there were $655,000 and $735,000, respectively, of impaired loans on non-accrual status. During the three and nine months ended September 30, 2014, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $8,000, respectively, compared to $2,000 and $7,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the three and nine months ended September 30, 2014 are set forth in the following table. There were no troubled debt restructurings during the three and nine months ended September 30, 2013.

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
		Pre	Post		Pre
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Troubled Debt Restructurings:
Consumer	1	$50	$50	1	$50	$50

The modification in connection with the troubled debt restructurings during the three and nine months ended September 30, 2014 was primarily related to extending the amortization period of these loans. The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three and nine months ended September 30, 2014 and 2013. During the three and nine months ended September 30, 2014, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. During the three months ended September 30, 2013, there were no defaults recorded on any loans that were modified as troubled debt restructurings. During the nine months ended September 30, 2013, there was one commercial loan, with a recorded investment of $572,000 at September 30, 2013, that defaulted within twelve months of its modification date. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2014 and December 31, 2013 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	September 30, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,660	$(1)	$2,706	$15
Commercial loan interest rate swaps	$(2,660)	$1	$(2,706)	$(15)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2014 and December 31, 2013 were as follow:

	September 30, 2014		December 31, 2013
	Weighted-Average		Weighted-Average
		Interest		Interest
	Interest Rate	Rate	Interest Rate	Rate
	Paid	Received	Paid	Received
Non-hedging interest rate swaps	3.35%	4.85%	3.37%	4.85%
Non-hedging interest rate swaps	4.85%	3.35%	4.85%	3.37%

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

(5)           Comprehensive Income

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income	$626	$803	$1,807	$6,646
Other comprehensive income:
(Decrease) increase in net unrealized gains on investment securities available for sale, net of tax benefit (expense) of $72 and ($373) for the three and nine months ended September 30, 2014, respectively, and ($65) and $1,064 for the three and nine months ended September 30, 2013, respectively	(104)	92	534	(1,523)
Reclassification for net gains included in earnings, net of tax expense of $81 and $404 for the three and nine months ended September 30, 2014, respectively, and $70 and $290 for the three and nine months ended September 30, 2013, respectively	(115)	(100)	(578)	(415)
Comprehensive income	$407	$795	$1,763	$4,708

Reclassification adjustments of $196,000 and $982,000 for the three and nine months ended September 30, 2014, respectively, and $170,000 and $705,000 for the three and nine months ended September 30, 2013, respectively, are included in non-interest income within the unaudited Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the three and nine months ended September 30, 2014 was $81,000 and $404,000, respectively, and $70,000 and $290,000 for the three and nine months ended September 30, 2013, respectively, and is included in income tax provision within the unaudited Consolidated Statements of Operations and Comprehensive Income.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$227	$506	$52	$2,436
Other comprehensive income (loss) before reclassifications	(104)	92	534	(1,523)
Amounts reclassified from accumulated other comprehensive income	(115)	(100)	(578)	(415)
Net other comprehensive loss	(219)	(8)	(44)	(1,938)
Ending balance	$8	$498	$8	$498

(6)          Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at September 30, 2014 and December 31, 2013 are comprised of the following:

(in thousands)	September 30, 2014	December 31, 2013
Leasehold improvements	$1,377	$1,316
Furniture & equipment	2,625	2,515
Software	792	767
Total	4,794	4,598
Accumulated depreciation	(3,597)	(3,313)
Premises and equipment, net	$1,197	$1,285

Depreciation and amortization included in occupancy expense was $117,000 and $360,000 for the three and nine months ended September 30, 2014, respectively, and $124,000 and $377,000 for the three and nine months ended September 30, 2013, respectively.

(7)           Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$277,148	55.8%	$236,869	52.3%
Interest bearing checking	21,258	4.3%	21,005	4.6%
Money market deposits and savings	155,678	31.4%	151,879	33.6%
Certificates of deposit	42,258	8.5%	43,013	9.5%
Total	$496,342	100.0%	$452,766	100.0%

At September 30, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.7% of total deposits. The deposits outstanding at September 30, 2014 are scheduled to mature in the fourth quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.4% of total deposits. The Company was required to pledge $41.8 million of agency mortgage-backed securities at both September 30, 2014 and December 31, 2013, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $100,000 or greater at September 30, 2014 and December 31, 2013 was $41.5 million and $42.1 million, respectively. At September 30, 2014, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $41.2 million maturing in six months or less, $257,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at September 30, 2014.

				Greater than six
			Six months	months through	Greater than
(in thousands)			and less	one year	one year
0.00%	to	0.99%	$41,663	$457	$98
1.00%	to	1.99%	—	—	40
	Total		$41,663	$457	$138

(8)           Other Borrowings

At September 30, 2014 and December 31, 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $138.6 million and $169.9 million, respectively. The Company had $25.0 million and $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2014 and December 31, 2013, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2014 and December 31, 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2014 and December 31, 2013 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2014	December 31, 2013
May 23, 2014	1.14%	$—	$2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$25,000	$27,500

At September 30, 2014 and December 31, 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of September 30, 2014 and December 31, 2013, the Company had pledged $2.6 million and $3.1 million, respectively, of corporate notes related to these lines of credit.

(9)          Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $147.3 million and $104.3 million in commitments to extend credit to customers and $2.7 million and $2.6 million in standby/commercial letters of credit at September 30, 2014 and December 31, 2013, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $62,000 and $73,000 as of September 30, 2014 and December 31, 2013, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense and is reduced for any sublease income earned during the period, was $267,000 and $684,000 for the three and nine months ended September 30, 2014, respectively, and $191,000 and $549,000 for the three and nine months ended September 30, 2013, respectively. On April 1, 2013, the Company ended its sublease agreement.

The projected minimum rental payments under the term of the leases at September 30, 2014 are as follows (in thousands):

Years ending December 31,
2014 (October-December)	$235
2015	956
2016	985
2017	1,015
2018	1,047
Thereafter	4,433
Total	$8,671

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2014 and December 31, 2013, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2014 (October-December)	$230
2015	554
2016	359
2017	202
2018	129
Thereafter	227
Total	$1,701

(10)         Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Other Observable	Unobservable
(in thousands)	Fair Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2014:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$9,811	$3,835	$5,976	$—
Corporate Notes	2,558	—	2,558	—
Residential Mortgage-Backed Securities	59,009	—	59,009	—
Derivative Assets – Interest Rate Swaps	1	—	1	—
Derivative Liabilities – Interest Rate Swaps	1	—	1	—
At December 31, 2013:
Investments-Available for Sale
Corporate Notes	$3,108	$—	$3,108	$—
Residential Mortgage-Backed Securities	103,164	—	103,164	—
Derivative Assets – Interest Rate Swaps	15	—	15	—
Derivative Liabilities – Interest Rate Swaps	15	—	15	—

AFS securities — As of September 30, 2014 and December 31, 2013, the Level 2 fair value of the Company’s residential mortgage-backed securities was $59.0 million and $103.2 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2014 and December 31, 2013, the weighted average yield and weighed average life of these securities were 1.87% and 2.12%, respectively, and 3.70 years and 3.85 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three and nine months ended September 30, 2014 and 2013.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2014:
Impaired loans
Commercial	$620	$—	$—	$620
At December 31, 2013:
Impaired loans
Commercial	$672	$—	$—	$672
OREO
Land and construction	90	—	—	90
Total	$762	$—	$—	$762

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

The estimated fair value and carrying amounts of the financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets
Cash and cash equivalents	$90,347	$90,347	$—	$—	$90,347
Investment securities	71,378	3,835	67,543	—	71,378
FRB stock	1,655	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	411,150	—	—	409,079	409,079
Non-hedging interest rate swaps	1	—	1	—	1
Accrued interest receivable	1,259	1,259	—	—	1,259
Liabilities
Non-interest bearing deposits	$277,148	$277,148	$—	$—	$277,148
Interest bearing deposits	219,194	176,936	42,258	—	219,194
Other borrowings	25,000	—	25,026	—	25,026
Non-hedging interest rate swaps	1	—	1	—	1
Accrued interest payable	24	24	—	—	24
As of December 31, 2013
Assets
Cash and cash equivalents	$44,688	$44,688	$—	$—	$44,688
Investment securities	106,272	—	106,272	—	106,272
FRB stock	1,570	—	—	—	N/A
FHLB stock	3,062	—	—	—	N/A
Loans, net	376,312	—	—	376,249	376,249
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest receivable	1,132	1,132	—	—	1,132
Liabilities
Non-interest bearing deposits	$236,869	$236,869	$—	$—	$236,869
Interest bearing deposits	215,897	172,884	43,013	—	215,897
Other borrowings	27,500	—	27,562	—	27,562
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest payable	29	29	—	—	29

(12)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Loan arrangement fees	$—	$121	$—	$665
Gain on sale of AFS investment securities	196	170	982	705
Service charges and other operating income	92	114	394	231
Total non-interest income	$288	$405	$1,376	$1,601

(13)	Stock-Based Compensation

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $227,000 and $648,000 for the three and nine months ended September 30, 2014, respectively, and $204,000 and $597,000 for the three and nine months ended September 30, 2013, respectively. The fair value of restricted stock awards that vested was $12,000 and $412,000 for the three and nine months ended September 30, 2014, respectively, and $23,000 and $557,000 for the three and nine months ended September 30, 2013, respectively.

The following table reflects a combined summary of the activities related to restricted stock awards outstanding for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,
	2014		2013
	Number	Weighted Avg	Number	Weighted Avg
	of	Fair Value at	of	Fair Value at
Restricted Shares	Shares	Grant Date	Shares	Grant Date
Beginning balance	529,529	$4.62	563,516	$4.23
Granted	228,000	7.63	138,500	5.82
Vested	(93,750)	4.01	(130,344)	4.27
Forfeited and surrendered	—	—	(4,750)	4.03
Ending balance	663,779	$5.74	566,922	$4.61

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the nine months ended September 30, 2014 and 2013, there were 72,000 and 19,000, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the nine months ended September 30, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00 per share. There were no options cancelled under the plan for the nine months ended September 30, 2013. As of September 30, 2014, there was no remaining options outstanding related to the plan. The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.40 years at September 30, 2013. All options under the 2004 Founder Stock Option Plan were exercisable at September 30 2013. At September 30, 2013, the weighted average exercise price of the 114,700 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, or cancelled under the Director and Employee Stock Option Plan for the nine months ended September 30, 2014 or 2013. There have been 450,600 and none options exercised during the nine months ended September 30, 2014 and 2013, respectively, at a weighted average price of $5.07 per share. The remaining contractual life of the Director and Employee Stock Options outstanding was 0.84 years and 0.89 years at September 30, 2014 and 2013, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at September 30, 2014 and 2013. At September 30, 2014 and 2013, the weighted average exercise price of the 350,073 and 1,045,673 shares, respectively, outstanding under the Director and Employee Stock Option Plan was $8.06 and $6.05, respectively.

The following tables detail the amount of shares authorized and available under all stock plans as of September 30, 2014:

				Total Shares
		Less Shares Previously	Less Shares	Available for
	Shares Reserved	Exercised/Vested	Outstanding	Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	912,524	350,073	—

2005 Equity Incentive Plan	1,200,000	751,494	435,779	—

2013 Equity Incentive Plan	750,000	—	228,000	522,000

(14)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2014 and December 31, 2013 are presented in the table below:

							For the Bank to be
							“Well-Capitalized” Under
					For Capital		Prompt Corrective
	Company		Bank		Adequacy Purposes		Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014:
Total Risk-Based Capital Ratio	$64,536	14.12%	$60,542	13.25%	$36,556	8.00%	$45,694	10.00%
Tier 1 Risk-Based Capital Ratio	$58,797	12.87%	$54,804	11.99%	$18,278	4.00%	$27,416	6.00%
Tier 1 Leverage Ratio	$58,797	10.31%	$54,804	9.60%	$22,818	4.00%	$28,531	5.00%
December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended September 30, 2014.

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

Summary of Financial Condition and Results of Operations

For the three and nine months ended September 30, 2014, the Company recorded net income of $626,000, or $0.06 per diluted share, and $1.8 million, or $0.19 per diluted share, respectively. During the same periods last year, the Company reported net income of $803,000, or $0.09 per diluted share, and $6.6 million, or $0.74 per diluted share, respectively. The decline in net income during the three months ended September 30, 2014 as compared to the same period last year was primarily due to a $453,000 increase in income tax provisions and a $447,000 increase in non-interest expenses. These items were partially offset by a $640,000 increase in net interest income and a $200,000 decline in provision for loan losses during the current quarter as compared to the same period last year. The decline in net income during the nine months ended September 30, 2014 as compared to the same period last year was primarily due to a $4.5 million increase in income tax provision, a $1.5 million increase in non-interest expenses and a $400,000 increase in provisions for loan losses. The increase in income tax provision was primarily attributable to the $3.2 million income tax benefit recorded in connection with the reversal of our deferred tax valuation allowance during the nine months ended September 30, 2013. These items were partially offset by a $1.7 million increase in net interest income during the nine months ended September 30, 2014 as compared to the same period last year.

Total assets at September 30, 2014 were $584.0 million, representing an increase of $45.9 million, or 8.5%, from $538.1 million at December 31, 2013. Cash and cash equivalents at September 30, 2014 were $90.3 million, representing an increase of $45.7 million, or 102.2%, from $44.7 million at December 31, 2013. The increase in cash and cash equivalents is primarily due to a $43.6 million increase in deposits during the nine months ended September 30, 2014. Loans increased by $35.2 million, from $383.5 million at December 31, 2013 to $418.7 million at September 30, 2014. Loan originations were $68.4 million and $170.8 million during the three and nine months ended September 30, 2014, respectively, compared to $74.8 million and $182.2 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2014 were 26.0% and 17.5%, compared to 5.6% and 13.0% for the same periods last year. Investment securities were $71.4 million at September 30, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $34.9 million, or 32.8%. During the quarter and nine months ended September 30, 2014, the Company sold investment securities with an amortized cost of $11.5 million and $54.9 million, respectively, recognizing gains of $196,000 and $982,000, respectively. During the quarter and nine months ended September 30, 2013, the Company sold $8.6 million and $19.4 million, respectively, of investment securities, recognizing gains of $170,000 and $705,000, respectively. In addition, the unrealized gain on investment securities decreased to $14,000 at September 30, 2014 compared to $89,000 at December 31, 2013. The weighted average life of our investment securities was 3.85 years and 3.78 years at September 30, 2014 and December 31, 2013, respectively.

Total liabilities at September 30, 2014 increased by $41.4 million, or 8.6%, to $524.2 million compared to $482.8 million at December 31, 2013. This increase is primarily due to a $43.6 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $454.1 million and $409.8 million at September 30, 2014 and December 31, 2013, respectively, representing an increase of $44.3 million, or 10.8%.

Average interest earning assets increased $49.2 million, from $515.9 million for the three months ended September 30, 2013 to $565.1 million for the three months ended September 30, 2014. The weighted average interest rate on interest earning assets was 3.40% and 3.24% for the three months ended September 30, 2014 and 2013, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year, partially offset by a decline in loan yield during the current quarter as compared to the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which continues to intensify and compress loan yields.

Average interest earning assets increased $54.5 million, from $495.5 million for the nine months ended September 30, 2013 to $550.0 million for the nine months ended September 30, 2014. The weighted average interest rate on interest earning assets was 3.42% and 3.34% for the nine months ended September 30, 2014 and 2013, respectively. This improvement in weighted average interest rate was primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year, partially offset by a decline in loan yield as compared to the same period last year and a recovery of $294,000 in deferred interest income from the repayment of non-accrual and previously charged off loan balances during the nine months ended September 30, 2013. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which continues to compress loan yields.

Average interest bearing deposits and borrowings decreased $15.2 million, from $256.0 million for the three months ended September 30, 2013 to $240.8 million for the three months ended September 30, 2014. The average cost of interest bearing deposits and borrowings was 0.30% during the three months ended September 30, 2014 compared to 0.31% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

Average interest bearing deposits and borrowings decreased $9.2 million, from $252.2 million for the nine months ended September 30, 2013 to $243.0 million for the nine months ended September 30, 2014. The average cost of interest bearing deposits and borrowings was 0.31% during the nine months ended September 30, 2014 compared to 0.32% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts.

At September 30, 2014, stockholders’ equity totaled $59.8 million, or 10.2% of total assets, as compared to $55.4 million, or 10.3% of total assets at December 31, 2013. The Company’s book value per share of common stock was $5.89 as of September 30, 2014, compared to $5.87 and $5.84 per share as of September 30, 2013 and December 31, 2013, respectively.

Set forth below are certain key financial performance ratios and other financial data for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Annualized return on average assets	0.43%	0.61%	0.43%	1.77%

Annualized return on average stockholders’ equity	4.17%	5.94%	4.12%	17.22%

Average stockholders’ equity to average assets	10.41%	10.26%	10.53%	10.28%

Net interest margin	3.26%	3.08%	3.28%	3.17%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at September 30, 2014 and 2013. There was no change in the targeted federal funds rate during the three and nine months ended September 30, 2014 and 2013, remaining at 0.00%-0.25%.

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

During the quarter ended September 30, 2014, net interest income was $4.6 million compared to $4.0 million for the same period last year. The improvement in net interest income was primarily attributable to increases in the average balances of our loan portfolio during the quarter ended September 30, 2014 as compared to the same period last year. The average balances of our loan portfolio were $416.3 million during the quarter ended September 30, 2014, compared to $330.5 million for the same period last year. The additional interest earned related to the increase in the average balance of loans was partially offset by a decline in loan yield, which decreased to 4.18% during the three months ended September 30, 2014, compared to 4.21% during the same period last year. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which continues to intensify and compress loan yields.

The Company’s net interest spread was 3.09% for the three months ended September 30, 2014 compared to 2.93% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.26% for the three months ended September 30, 2014, compared to 3.08% for the same period last year. The 18 basis point increase in net interest margin is primarily due to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year, and, to a lesser extent, a decline in the cost of our interest bearing liabilities. The percentage of average loans to total average earning assets increased to 73.7% during the quarter ended September 30, 2014, compared to 64.1% during the same period last year. The average cost of interest bearing deposits and borrowings was 0.30% during the quarter ended September 30, 2014 compared to 0.31% for the same period last year. These factors were partially offset by a general decline in the loan yields. The decline in loan yield was primarily caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which continues to compress loan yields.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,
	2014			2013
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$70,174	$46	0.26%	$47,739	$30	0.25%
U.S. Treasuries and Gov’t agencies	6,755	36	2.09%	2,166	8	1.36%
Corporate notes	2,569	9	1.35%	23,832	124	2.09%
Residential mortgage-backed securities	64,506	280	1.74%	107,195	480	1.79%
Federal Reserve Bank stock	1,600	24	6.00%	1,440	22	6.00%
Federal Home Loan Bank stock	3,167	57	7.21%	3,061	37	4.79%
Loans (1) (2)	416,320	4,382	4.18%	330,452	3,507	4.21%
Earning assets	565,091	4,834	3.40%	515,885	4,208	3.24%
Other assets	6,581			6,849
Total assets	$571,672			$522,734
Liabilities & Equity
Interest checking (NOW)	$22,145	7	0.13%	$19,265	7	0.14%
Money market deposits and savings	152,495	93	0.24%	164,704	95	0.23%
CDs	41,169	8	0.08%	44,506	13	0.11%
Borrowings	25,000	77	1.22%	27,500	84	1.21%
Total interest bearing deposits and borrowings	240,809	185	0.30%	255,975	199	0.31%
Demand deposits	268,435			211,239
Other liabilities	2,910			1,905
Total liabilities	512,154			469,119
Equity	59,518			53,615
Total liabilities & equity	$571,672			$522,734

Net interest income / spread		$4,649	3.09%		$4,009	2.93%

Net interest margin			3.26%			3.08%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination (cost amortization) and fee accretion of ($40,000) and $15,000 for the three months ended September 30, 2014 and 2013, respectively.

(2)	Includes average non-accrual loans of $674,000 and $955,000 for the three months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30, 2014 Compared to 2013
	Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$15	$1	$16
U.S. Treasuries and Gov’t agencies	22	6	28
Corporate notes	(82)	(33)	(115)
Residential mortgage-backed securities	(186)	(14)	(200)
Federal Reserve Bank stock	2	—	2
Federal Home Loan Bank stock	1	19	20
Loans	902	(27)	875
Total increase (decrease) in interest income	674	(48)	626
Interest expense:
Interest checking (NOW)	1	(1)	—
Money market deposits and savings	(8)	6	(2)
CDs	(1)	(4)	(5)
Borrowings	(7)	—	(7)
Total increase (decrease) in interest expense	(15)	1	(14)
Net increase (decrease) in net interest income	$689	$(49)	$640

During the nine months ended September 30, 2014, net interest income was $13.5 million, compared to $11.8 million for the same period last year. The increase was primarily attributable to additional interest earned in connection with our loan portfolio as compared to the same period last year. The average balances of our loan portfolio were $395.1 million and $304.2 million during the nine months ended September 30, 2014 and 2013, respectively. This increase was partially offset by a decline in loan yield, which decreased to 4.17% during the nine months ended September 30, 2014, compared to 4.43% during the same period last year, as well as $294,000 of additional interest income recognized during the nine months ended September 30, 2013 in connection with the pay-off of non-accrual and previously charged off loans. The decrease in loan yield is primarily attributable to a general decline in interest rates, as well as competitive loan pricing conditions in our market, which continues to intensify and compress loan yields.

The Company’s net interest spread was 3.11% for the nine months ended September 30, 2014 compared to 3.02% for the same period last year.

The Company’s net interest margin was 3.28% for the nine months ended September 30, 2014, compared to 3.17% for the same period last year. As discussed above, the improvement in our net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year, and, to a lesser extent, a decline in the cost of our interest bearing liabilities. The percentage of average loans to total average earning assets increased to 71.8% during the nine months ended September 30, 2014, compared to 61.4% during the same period last year. The decline in the cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on these accounts. The average cost of interest bearing deposits and borrowings was 0.31% during the nine months ended September 30, 2014 compared to 0.32% during the same period last year. These factors were partially offset by a general decline in the loan yields and a recovery of $294,000 in deferred interest income from the repayment of non-accrual and previously charged off loan balances during the nine months ended September 30, 2013. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which continues to compress loan yields.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,
	2014			2013
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$57,705	$110	0.26%	$31,427	$60	0.25%
U.S. Treasuries and Gov’t agencies	4,414	70	2.12%	2,191	14	0.85%
Corporate notes	2,777	28	1.33%	30,842	493	2.13%
Residential mortgage-backed securities	85,298	1,296	2.03%	122,676	1,598	1.74%
Federal Reserve Bank stock	1,590	72	6.00%	1,410	63	6.00%
Federal Home Loan Bank stock	3,123	160	6.86%	2,789	71	3.41%
Loans (1) (2)	395,084	12,332	4.17%	304,180	10,072	4.43%
Earning assets	549,991	14,068	3.42%	495,515	12,371	3.34%
Other assets	6,618			6,693
Total assets	$556,609			$502,208
Liabilities & Equity
Interest checking (NOW)	$21,925	22	0.14%	$21,394	25	0.15%
Money market deposits and savings	152,923	277	0.24%	157,587	273	0.23%
CDs	41,853	26	0.08%	45,452	71	0.21%
Borrowings	26,301	239	1.21%	27,756	241	1.16%
Total interest bearing deposits and borrowings	243,002	564	0.31%	252,189	610	0.32%
Demand deposits	252,456			195,518
Other liabilities	2,534			2,894
Total liabilities	497,992			450,601
Equity	58,617			51,607
Total liabilities & equity	$556,609			$502,208

Net interest income / spread		$13,504	3.11%		$11,761	3.02%

Net interest margin			3.28%			3.17%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination (cost amortization) and fee accretion of ($44,000) and $14,000 for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Includes average non-accrual loans of $714,000 and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Nine Months Ended September 30, 2014 Compared to 2013
	Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$50	$—	$50
U.S. Treasuries and Gov’t agencies	23	33	56
Corporate notes	(329)	(136)	(465)
Residential mortgage-backed securities	(654)	352	(302)
Federal Reserve Bank stock	9	—	9
Federal Home Loan Bank stock	9	80	89
Loans	3,191	(931)	2,260
Total increase (decrease) in interest income	2,299	(602)	1,697
Interest expense:
Interest checking (NOW)	—	(3)	(3)
Money market deposits and savings	(11)	15	4
CDs	(5)	(40)	(45)
Borrowings	(16)	14	(2)
Total increase (decrease) in interest expense	(32)	(14)	(46)
Net increase (decrease) in net interest income	$2,331	$(588)	$1,743

Provision for Loan Losses

During the three and nine months ended September 30, 2014, we recorded a provision for loan losses of none and $100,000, respectively. During the same periods last year, we recorded/(reversed) provision for loan losses of $200,000 and ($300,000), respectively. The reversal in provision for loan losses during the nine months ended September 30, 2013 was primarily due to $1.1 million of net loan recoveries during that period, as well as the continued improvement in the level of our criticized and classified loans. These declines were partially offset by additional provisions required for the $90.0 million increase in our loan portfolio during that same period. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $155,000, $1.9 million and none, respectively, at September 30, 2014, compared to $3.1 million, $2.0 million and none, respectively, at September 30, 2013. We had net recoveries of $210,000 and $241,000 during the three and nine months ended September 30, 2014, respectively, compared to $16,000 and $1.1 million for the same periods last year. At September 30, 2014, the ALL to total loans was 1.81% compared to 1.89% at December 31, 2013. The risks associated with the adequacy of our ALL and the decline in this ratio may have increased as a result of our loan growth. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of September 30, 2014 and December 31, 2013 was adequate to absorb probable and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.16% and 0.19% at September 30, 2014 and December 31, 2013, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.11% and 0.15% at September 30, 2014 and December 31, 2013, respectively.

Non-Interest Income

Non-interest income was $288,000 and $1.4 million for the three and nine months ended September 30, 2014, compared to $405,000 and $1.6 million for the same periods last year. During the quarter and nine months ended September 30, 2014, the Company sold investment securities with an amortized cost of $11.5 million and $54.9 million, respectively, recognizing gains of $196,000 and $982,000, respectively. In addition, the Company recognized a gain of $47,000 in connection with the disposition of its OREO during the nine months ended September 30, 2014. With the exception of these gains, non-interest income during the three and nine months ended September 30, 2014 primarily consists of customer related fee income. During the quarter and nine months ended September 30, 2013, the Company sold $8.6 million and $19.4 million, respectively, of investment securities, recognizing gains of $170,000 and $705,000, respectively. With the exception of such gains, non-interest income for the three and nine months ended September 30, 2013, primarily consists of loan arrangement fees earned in connection with our college loan funding program. During 2013, the Company terminated this program and did not report any material loan arrangement fee earnings subsequent to the second quarter of 2013.

Non-Interest Expense

Non-interest expense was $3.9 million and $11.6 million for the three and nine months ended September 30, 2014, compared to $3.4 million and $10.2 million for the same periods last year. The increases in non-interest expense during the three and nine months ended September 30, 2014 as compared to the same periods last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, the additional costs incurred to address regulatory compliance matters, as well as the supplemental costs associated with the Bank’s Beverly Hills expansion.

Income Tax Provision

During the three and nine months ended September 30, 2014, we recorded a tax provision of $453,000 and $1.3 million, respectively, compared to no tax provision during the three months ended September 30, 2013, and a tax benefit of $3.2 million during the nine months ended September 30, 2013. The tax benefit recognized during the nine months ended September 30, 2013 was related to the full reversal of the Company’s deferred tax valuation allowance that had been previously established during the year ended December 31, 2009. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance. At September 30, 2013, no further deferred tax valuation allowance remained. Beginning in January 2014, the Company began recording tax provisions at an estimated effective tax rate of approximately 42%.

Financial Condition

Assets

Total assets at September 30, 2014 were $584.0 million, representing an increase of $45.9 million, or 8.5%, from $538.1 million at December 31, 2013. Cash and cash equivalents at September 30, 2014 were $90.3 million, representing an increase of $45.7 million, or 102.2%, from $44.7 million at December 31, 2013. The increase in cash and cash equivalents is primarily due to a $43.6 million increase in deposits during the nine months ended September 30, 2014. Loans increased by $35.2 million, from $383.5 million at December 31, 2013 to $418.7 million at September 30, 2014. Loan originations were $68.4 million and $170.8 million during the three and nine months ended September 30, 2014, respectively, compared to $74.8 million and $182.2 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2014 were 26.0% and 17.5%, compared to 5.6% and 13.0% for the same periods last year. Investment securities were $71.4 million at September 30, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $34.9 million, or 32.8%. During the quarter and nine months ended September 30, 2014, the Company sold investment securities with an amortized cost of $11.5 million and $54.9 million, respectively, recognizing gains of $196,000 and $982,000, respectively. During the quarter and nine months ended September 30, 2013, the Company sold $8.6 million and $19.4 million, respectively, of investment securities, recognizing gains of $170,000 and $705,000, respectively. In addition, the unrealized gain on investment securities decreased to $14,000 at September 30, 2014, compared to $89,000 at December 31, 2013. The weighted average life of our investment securities was 3.85 years and 3.78 years at September 30, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $90.3 million and $44.7 million at September 30, 2014 and December 31, 2013, respectively. The $45.7 million increase in cash and cash equivalents during the nine months ended September 30, 2014 was primarily from a $43.6 million increase in deposits during the nine months ended September 30, 2014. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At September 30, 2014, investment securities totaled $71.4 million compared to $106.3 million at December 31, 2013. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2014 and December 31, 2013, the weighted average yield and weighed average life of these residential mortgage-backed securities were 1.87% and 2.12%, respectively, and 3.70 years and 3.85 years, respectively.

During the quarter and nine months ended September 30, 2014, the Company sold investment securities with an amortized cost of $11.5 million and $54.9 million, respectively, recognizing gains of $196,000 and $982,000, respectively. During the quarter and nine months ended September 30, 2013, the Company sold $8.6 million and $19.4 million, respectively, of investment securities, recognizing gains of $170,000 and $705,000, respectively. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. In addition, the unrealized gain on investment securities decreased to $14,000 at September 30, 2014, compared to $89,000 at December 31, 2013. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 9.3%, or $34.8 million, from $376.3 million at December 31, 2013 to $411.2 million at September 30, 2014. As of September 30, 2014 and December 31, 2013, total loans outstanding totaled $418.7 million and $383.5 million, respectively. Loan originations were $68.4 million and $170.8 million during the three and nine months ended September 30, 2014, respectively, compared to $74.8 million and $182.2 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2014 were 26.0% and 17.5%, respectively, compared to 5.6% and 13.0% for the same periods last year.

As of September 30, 2014 and December 31, 2013, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans:
Commercial	$655	$706
Consumer and other	—	29
Total non-accrual loans	655	735
Other real estate owned (“OREO”)	—	90
Total non-performing assets	$655	$825

Non-performing assets to gross loans and OREO	0.16%	0.22%
Non-performing assets to total assets	0.11%	0.15%

Non-accrual loans totaled $655,000 and $735,000 at September 30, 2014 and December 31, 2013, respectively. There were no accruing loans past due 90 days or more at September 30, 2014 and December 31, 2013. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $9,000 and $29,000 for the three and nine months ended September 30, 2014, respectively, compared to $12,000 and $37,000 for the same periods last year.

At September 30, 2014, non-accrual loans consisted of two commercial loans totaling $655,000. At December 31, 2013, non-accrual loans consisted of two commercial loans totaling $706,000 and one consumer and other loan totaling $29,000.

During the nine months ended September 30, 2014, the Bank disposed of its OREO for approximately $137,000, recognizing a gain of $47,000 in connection with this disposition. At December 31, 2013, OREO consisted of one undeveloped land property totaling $90,000. This property is located in Southern California.

At September 30, 2014 and December 31, 2013, the recorded investment in impaired loans was $705,000 and $953,000, respectively. At September 30, 2014 and December 31, 2013, the Company had a specific allowance for loan losses of $35,000 on impaired loans of $83,000 and $135,000, respectively. There were $621,000 and $818,000, respectively, of impaired loans with no specific allowance for loan losses at September 30, 2014 and December 31, 2013, respectively. The average outstanding balance of impaired loans for the nine months ended September 30, 2014 was $900,000 compared to $1.3 million for the same period last year. As of September 30, 2014 and December 31, 2013, there was $655,000 and $735,000, respectively, of impaired loans on non-accrual status. During the three and nine months ended September 30, 2014, interest income recognized on impaired loans subsequent to their classification as impaired was $2,000 and $8,000, respectively, compared to $2,000 and $7,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of September 30, 2014 and December 31, 2013 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and nine months ended September 30, 2014 and 2013:

		Commercial		Land and	Consumer
(in thousands)	Commercial	Real Estate	Residential	Construction	and Other	Total
Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,604	$3,800	$888	$691	$384	$7,367
Provision for loan losses	125	100	(275)	—	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	209	—	—	210
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577
Nine Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	240	(145)	(120)	10	100
Charge-offs	—	—	—	—	—	—
Recoveries	32	—	209	—	—	241
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$1,532	$3,175	$748	$766	$399	$6,620
Provision for loan losses	(15)	175	(75)	100	15	200
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835
Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for (reduction of) loan losses	(1,815)	900	165	455	(5)	(300)
Charge-offs	—	—	—	—	—	—
Recoveries	1,070	—	—	—	50	1,120
Ending balance	$1,532	$3,350	$673	$866	$414	$6,835

There were no loans acquired with deteriorated credit quality during the three and nine months ended September 30, 2014 and 2013.

The ALL was $7.6 million, or 1.81% of our total loan portfolio, at September 30, 2014, compared to $7.2 million, or 1.89% of our total loan portfolio, at December 31, 2013. At September 30, 2014 and December 31, 2013, our non-performing loans were $655,000 and $735,000, respectively. The ratio of our ALL to non-performing loans was 1,156.52% and 984.26% at September 30, 2014 and December 31, 2013, respectively. In addition, our ratio of non-performing loans to total loans was 0.16% and 0.19% at September 30, 2014 and December 31, 2013, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

During the year ended December 31, 2009, the Company established a full valuation allowance against the deferred tax assets due to the uncertainty regarding its realizability. During the nine months ended September 30, 2013, management reassessed the need for this valuation allowance and concluded that a valuation allowance was no longer appropriate and that it is “more likely than not” that these assets will be realized. As a result, management reversed the valuation allowance as an income tax benefit in the unaudited Consolidated Statements of Operations and Comprehensive Income during the nine months ended September 30, 2013. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance.

At September 30, 2014 and December 31, 2013, we had a net deferred tax asset of $2.9 million and $3.1 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to federal and state net operating loss carryforwards and the allowance for loan losses.

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

At September 30, 2014, total deposits were $496.3 million compared to $452.8 million at December 31, 2013, representing an increase of 9.6%, or $43.6 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $454.1 million and $409.8 million at September 30, 2014 and December 31, 2013, respectively. Non-interest bearing deposits represent 55.8% of total deposits at September 30, 2014, compared to 52.3% at December 31, 2013.

The following table reflects a summary of deposit categories by dollar and percentage at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Non-interest bearing demand deposits	$277,148	55.8%	$236,869	52.3%
Interest bearing checking	21,258	4.3%	21,005	4.6%
Money market deposits and savings	155,678	31.4%	151,879	33.6%
Certificates of deposit	42,258	8.5%	43,013	9.5%
Total	$496,342	100.0%	$452,766	100.0%

At September 30, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.7% of total deposits. The deposits outstanding at September 30, 2014 are scheduled to mature in the fourth quarter of 2014. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2013, the Company had four certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 8.4% of total deposits. The Company was required to pledge $41.8 million of agency mortgage-backed securities at both September 30, 2014 and December 31, 2013, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $100,000 or more at September 30, 2014 and December 31, 2013 was $41.5 million and $42.1 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at September 30, 2014, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$41,062
Due after 3 months and within 6 months	147
Due after 6 months and within 12 months	257
Due after 12 months	—
Total	$41,466

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 19.9% at September 30, 2014 and 19.4% at December 31, 2013.

At September 30, 2014 and December 31, 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $138.6 million and $169.9 million, respectively. The Company had $25.0 million and $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2014 and December 31, 2013, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2014 and December 31, 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2014 and December 31, 2013 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2014	December 31, 2013
May 23, 2014	1.14%	$—	$2,500
December 29, 2014	0.83%	5,000	5,000
December 30, 2014	0.74%	2,500	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$25,000	$27,500

At September 30, 2014 and December 31, 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of September 30, 2014 and December 31, 2013, the Company had pledged $2.6 million and $3.1 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of September 30, 2014, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At September 30, 2014, the Company had total stockholders’ equity of $59.8 million, which included $121,000 in common stock, $70.5 million in additional paid-in capital, $2.2 million in accumulated deficit, $8,000 in accumulated other comprehensive income, and $8.6 million in treasury stock.

Capital

The Company and the Bank are subject to the various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material and adverse effect on the business, results of operations and financial condition of the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2014 and December 31, 2013 are presented in the table below:

							For the Bank to be “Well-
							Capitalized” Under
					For Capital Adequacy		Prompt Corrective
	Company		Bank		Purposes		Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014:
Total Risk-Based Capital Ratio	$64,536	14.12%	$60,542	13.25%	$36,556	8.00%	$45,694	10.00%
Tier 1 Risk-Based Capital Ratio	$58,797	12.87%	$54,804	11.99%	$18,278	4.00%	$27,416	6.00%
Tier 1 Leverage Ratio	$58,797	10.31%	$54,804	9.60%	$22,818	4.00%	$28,531	5.00%

December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

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

(in thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$147,344	$104,330
Commitments to extend credit to directors and officers (undisbursed amount)	$997	$1,604
Standby/commercial letters of credit	$2,740	$2,616
Guarantees on revolving credit card limits	$572	$574
Outstanding credit card balances	$62	$73

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of September 30, 2014 and December 31, 2013, the allowance for unfunded commitments was $320,000 and $270,000, respectively, which represented 0.21% and 0.25% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended September 30, 2014.

(dollars in thousands, except per share data)

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares that May Yet be Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans of Program (1)
July 1-31, 2014	—	$—	—	$29
August 1-31, 2014	—	—	—	29
September 1-30, 2014	—	—	—	29
Total	—	$—	—	$29

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

(a)     Additional Disclosures. None.

(b)     Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended September 30, 2014. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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