Form 10-K
period 2014-12-31
1st Century Bancshares, Inc.
filed 2015-03-06
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates was approximately $59.7 million based on the closing sales price of a share of Common Stock of $7.58 as of June 30, 2014.

10,166,441 shares of common stock of the registrant were outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2014

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

PART I

Item 1 - Business

Overview

1st Century Bancshares, Inc. (“Bancshares”), a Delaware corporation, is registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Bancshares has one subsidiary, 1st Century Bank, National Association (the “Bank”). The Bank is subject to both the regulation of, and periodic examinations by the Office of the Comptroller of the Currency (the “OCC”), which is the Bank’s primary federal regulatory agency.

Bancshares and the Bank are collectively referred to herein as “we”, “our”, “us” or “the Company.”

Bancshares’ common stock trades on the NASDAQ Stock Market LLC Capital Market (“NASDAQ CM”) under the symbol “FCTY.” All companies listed on the NASDAQ CM must meet certain financial requirements and adhere to NASDAQ CM’s corporate governance standards.

Bancshares’ principal source of income is dividends from the Bank. Bancshares’ operating costs, including certain professional fees and stockholders’ costs, are paid from dividends paid to Bancshares by the Bank.

At December 31, 2014, the Company had consolidated assets of $585.2 million, deposits of $503.2 million and stockholders’ equity of $61.7 million.

The Company maintains a website at http://www.1cbank.com. By including the foregoing website address, the Company does not intend to and shall not be deemed to incorporate by reference any material contained therein. The Company makes available, free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Bank

Headquartered in the West Los Angeles area of Los Angeles, California, known as Century City, the Bank is a full service commercial bank. The Bank was organized as a national banking association on October 27, 2003 and opened for business on March 1, 2004. In addition to a full service branch in Century City, the Bank has relationship offices in Santa Monica and Beverly Hills, California. The Bank’s primary focus is relationship banking to family and closely held middle market businesses, professional service firms, and high net worth individuals, real estate investors and entrepreneurs. The Bank also provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of our business client base.

The Bank’s founders and directors represent leading business executives and professionals in many industries with extensive personal contacts, and business, professional and community relationships throughout the Los Angeles area. The Bank’s goal is to utilize the founders and directors as a source of referrals for developing business relationships and expanding the Bank’s franchise in its target market of the Westside of Los Angeles. The Bank’s management team brings together a wealth of experience with complementary skills designed to build and grow a superior community financial institution from these relationships.

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard to the east, the Santa Monica Mountains to the north, the Pacific Ocean to the west and the Los Angeles International Airport to the south. This is a highly diversified market with most businesses operating in the service industry, and also includes a concentration of high net worth individuals. According to the Los Angeles Economic Development Corporation (the “LAEDC”), the median household income and per capita income of the Westside of Los Angeles were $72,600 and $47,700, respectively, in 2012 exceeding all other regions of Los Angeles County. The median household income and per capita income of Los Angeles County during the same period were $44,100 and $24,500, respectively. The LAEDC defines the Westside of Los Angeles as the five incorporated cities of Beverly Hills, Culver City, Malibu, Santa Monica and West Hollywood, as well as major portions of the city of Los Angeles. The latter includes some distinct communities such as Bel Air, Brentwood, Century City, Hollywood, Korea Town, Miracle Mile, Pacific Palisades, Westchester, Westwood and Venice. The micro-economic market of Century City, where the Bank is based, is much more concentrated. Smaller businesses dominate this market with 68.5% of employers having less than 5 employees. According to the U.S. Department of Commerce, Bureau of the Census data for 2012, there are approximately 2,500 businesses located in Century City’s one square mile area, of which 799 (32.1%) are professional services firms. Other industries heavily represented in Century City include entertainment, financial services and real estate.

With a population of nearly a million residents and a workforce of more than 500,000, the Westside of Los Angeles is a major force in the Southern California economy. This area supports over 52 million square feet of rentable office space and has recently been referred to as “Silicon Beach” due to its emergence as a new hub of digital media and high-tech advancements.

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

Competition

The Bank competes with other banks and financial institutions to attract relationships. The Bank faces competition from established local and regional banks. Many of them have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by founders, investors, officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole, or in part, by its correspondent banks. See Part I, Item 1 – “Business - Supervision and Regulation.”

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

The Board has granted loan approval authority to the President/Chief Executive Officer and the Executive Vice President/Chief Credit Officer, which may be exercised individually or jointly up to designated approval limits. The Board has also established the Bank’s Board of Directors’ Loan Committee (the “Directors’ Loan Committee”), which approves loans above designated amounts. The Directors’ Loan Committee consists of three outside Bank board members and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $9.8 million at December 31, 2014.

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

Concentrations/Customers

Approximately 72.7% of total loans at December 31, 2014, consisted of real estate loans, including first trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2014, there are 144 loans that have outstanding balances of $1,000,000 or more, which totals approximately $311.2 million, or 70.3% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 587 loans totaling $383.5 million at December 31, 2013 to approximately 696 loans totaling $442.8 million at December 31, 2014. At December 31, 2014 and 2013, the average balance per loan was $636,000 and $653,000, respectively. Substantially all of the Company’s loan, as well as deposit customers are located in Southern California.

Correspondent Banks

Correspondent bank deposit accounts are generally maintained to enable the Bank to transact types of activities that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Employees

At December 31, 2014, the Company had 71 full-time equivalent employees.

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

Economic Conditions

In late 2007, economic conditions in the United States began deteriorating, resulting in a decline in residential and commercial real estate values, as well as a significant reduction in business activity across a wide range of industries and regions. Although the domestic economy continued its modest recovery during 2014, there can be no assurance that the economy will not enter into another recession, whether in the near or long term future. Market developments such as a relapse or worsening of economic conditions in other parts of the world may exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S.

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

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Various provisions of the Dodd-Frank Act are effective and have been fully implemented, including: the revisions in the deposit insurance assessment base for FDIC insurance; the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank Act regulatory provisions included aspects of the final new capital rules, and a final rule to implement the so called “Volcker Rule” restrictions on certain proprietary trading and investment activities.

In 2014, the Consumer Finance Protection Bureau (the “CFPB”) adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay, and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations. However, because a substantial portion of the mortgage loans originated by the Bank do not meet the definitions for a “qualified mortgage” under final regulations adopted by the CFPB, the Bank may be subject to additional disclosure obligations and extended time periods for the assertion of defenses by the borrower against enforcement in connection with such mortgage loans.

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

●

Requirements that bank holding companies serve as a source of financial and managerial strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and require a limited guaranty of a required bank capital restoration plan by a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators. Under the new capital rules summarized below, in order to generally be considered “well-capitalized” for bank regulatory purposes, as of January 1, 2015 the Bank is required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

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

●

Requirements for approval of acquisitions and activities. Prior approval or nonobjection of the applicable federal regulatory agencies is required for most acquisitions and mergers and in order for Bancshares or the Bank to engage in certain nonbanking activities and activities that have been determined by the Federal Reserve to be financial in nature, incidental to financial activities, or complementary to a financial activity.

●

Compliance with the Community Reinvestment Act (the “CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions. In its last reported examination by the OCC in May 2014, the Bank received a CRA rating of “Satisfactory.”

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

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order required the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act (“BSA”) and other anti-money laundering regulations (“AML”).

On February 23, 2015, the Board of Directors of the Bank was notified by the OCC that the OCC is terminating its Consent Order with the Bank, dated September 11, 2013, effective immediately.

In the exercise of their supervisory and examination authority, the FRB and OCC have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

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

FDIC Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. FDIC insurance expense totaled $373,000 and $274,000 in 2014 and 2013, respectively. All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

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

The FRB, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type: Core Capital (Tier 1), Supplementary Capital (Tier 2) and Market Risk Capital (Tier 3).

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a capital accord (“Basel II”) to replace Basel I. Basel II provided two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also set capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” When fully phased-in, it will require bank holding companies and their bank subsidiaries to maintain substantially more capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act also required the FRB, the OCC and the FDIC to adopt regulations imposing a continuing "floor" of the Basel I-based capital requirements in cases where the Basel II and now Basel III based capital requirements otherwise would permit lower requirements.

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel III capital guidelines for U.S. banks. Under the final rules, minimum requirements increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5%. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The new rules also require a capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The final rules also implement strict eligibility criteria for regulatory capital instruments, excluding trust preferred securities, mortgage servicing rights and certain deferred tax assets, and including unrealized gains and losses on available for sale debt and equity securities. The FDIC and OCC also approved final rules covering the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules began for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management continues to evaluate the provisions of the final rules and their expected impact.

The implementation of these more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

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

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, are now required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are designed to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR was implemented for an observation period beginning in 2011, and became required on January 1, 2015. The NSFR will not be introduced as a requirement until January 1, 2018.

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

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2014, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $3.2 million.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). Additionally, each member bank is required to hold stock in its regional federal reserve bank. The stock cannot be sold, traded, or pledged as collateral for loans. As specified by law, member banks receive a six percent annual dividend on their federal reserve bank stock. At December 31, 2014, the Bank was in compliance with these requirements and the investment in federal reserve bank stock totaled $1.7 million.

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Capital Market, the Company is subject to NASDAQ listing standards for listed companies.

The Company is also subject to the Sarbanes-Oxley Act of 2002 and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Item 1A.     Risk Factors

The following section includes the most significant factors that may adversely affect our business and operations. This is not an exhaustive list, and additional factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors may include forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” at the beginning of this Annual Report on Form 10-K immediately prior to Item 1.

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

The Company has grown since it began operations in March 2004. At December 31, 2014, the Company had $585.2 million in total assets, $435.3 million in net loans and $503.2 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships. The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all, which would have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price, particularly during the slow recovery from the recent global economic downturn. Unexpected losses may arise for a wide variety of reasons, many of which are beyond the Company’s ability to predict, influence or control. Some of these reasons could include a continued slow recovery from the prolonged economic downturn in the State of California or the United States, a renewed decline in the state or national real estate market, wars and acts of terrorism, and natural disasters.

If the Company’s allowance for loan losses is inadequate to cover actual losses, the Company’s financial results would be affected.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price. The Company’s allowance for loan losses reflects the Company’s best estimate of the losses incurred in the existing loan portfolio at the relevant balance sheet date and is based on management’s evaluation of the collectability of the loan portfolio, which evaluation is based on historical loss experience, the loss experience of other financial institutions, and other significant factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company cannot assure that it will not increase the allowance for loan losses further or that the allowance for loan losses will be adequate to cover current losses in any event. Future provisions for loan losses or losses in excess of the allowance for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price.

See discussion of the Company’s nonperforming assets and allowance for loan losses in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Bank regulators may require the Company to increase its allowance for loan losses, which could have a negative effect on the Company’s financial condition and results of operations.

Bank regulators, as an integral part of their respective supervisory functions, periodically review the Company’s allowance for loan losses. The bank regulators may require the Company to increase its allowance for loan losses through additional provisioning or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses or further loan charge-offs required by bank regulators could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company’s lending limit may adversely affect the Company’s competitiveness.

The Company’s regulatory lending limit as of December 31, 2014 to any one customer or related group of customers was approximately $9.8 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes and it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company faces strong competition from financial services companies and other companies that offer banking services, and its failure to compete effectively with these companies could have a material adverse affect on the Company’s business, financial condition, results of operations, cash flows and stock price.

Within the Los Angeles metropolitan area, the Company faces intense competition for loans, deposits, and other financial products and services. Increased competition within the Company’s market may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Company offers. These competitors include national banks, regional banks and other independent banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. These institutions, particularly to the extent they are more diversified than the Company, may be able to offer the same loan products and services the Company offers at more competitive rates and prices.

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

The Company relies heavily on third-party service providers for much of its communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, and servicing and loan origination systems. The Company cannot assure that failures or interruptions in these systems will not occur or, if they do occur, that they will be adequately addressed by it or the third parties on which the Company relies. The occurrence of any failures or interruptions could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price. If any of the Company’s third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in the Company’s relationships with them, the Company may be required to locate alternative sources of such services, and the Company cannot assure that it could negotiate terms that are as favorable to the Company, or could obtain services with similar functionality as found in its existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control. The Company is particularly susceptible to conditions and changes affecting the State of California and Southern California in particular in view of the concentration of its operations and collateral securing, and likely to secure its loan portfolio in Southern California. The deterioration in economic conditions, in California and Southern California in particular, may have the following consequences, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price:

●	Renewed increases in problem assets and foreclosures.

●	Renewed increases in loan delinquencies.

●	Decline in demand for loans and other products and services.

●	Deposits may decrease.

●

Collateral for loans made by the Company, especially real estate, may experience declines in value, in turn reducing customers’ borrowing power or capacity to repay, and reducing the value of assets and collateral associated with the Company’s existing loans.

In addition, because the Company makes loans to small to medium-sized businesses, many of the Company’s customers may be particularly susceptible to the slow recovery from the recession and may be unable to make scheduled principal or interest payments during similar periods of recession.

The Company is subject to extensive government regulation and supervision

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, the DIF, and the banking system as a whole, not stockholders. These regulations affect the Company's lending practices, capital structure, investment practices and growth. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and stock price.

Many of the Company’s loans are secured by real estate, and an additional downturn in the real estate market could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

A renewed downturn in the real estate market may have an adverse effect on the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2014, approximately 83.5% of the Company’s total loans were secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and war and acts of terrorism. In addition, real estate values in California could be affected by, among other things, earthquakes, droughts, wildfires, floods, mudslides and other national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and as a result the Company is more likely to suffer losses on defaulted loans, which would have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, results of operations, cash flows and stock price could be materially and adversely affected. In addition, we may not have adequate remedies against prior owners or other responsible parties or could find it difficult or impossible to sell the affected properties, which could also materially adversely affect our business, financial condition, results of operations, cash flows and stock price.

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

The Company’s loan and deposit activities are largely based in the Los Angeles metropolitan area. As a result, the Company’s financial performance will depend largely upon economic conditions in this area. Adverse local economic conditions have caused and in the future may cause the Company to experience an increase in loan delinquencies, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be materially and adversely affected. Earnings could also be materially and adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

See discussion of the Company’s net interest income in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The Company may be materially and adversely affected by the soundness of other financial institutions.

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships. In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks. These transactions expose the Company to credit risk in the event of a default by a counterparty. On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties. At December 31, 2014, the Company did not have any unsecured federal funds sold with any correspondent banks. However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

The Company is subject to liquidity risk.

The Company requires liquidity to meet its deposit and debt obligations as they come due. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the California economy, difficult credit markets or adverse regulatory actions against the Company. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building. The Bank has a branch office and a Private Banking Center at this same location. The Company’s main office consists of approximately 3,158 square feet of usable ground floor space for the branch office and administrative offices, 10,843 square feet of usable space for the administrative offices on the 14th floor of the building, as well as 2,746 square feet of usable ground floor space for the Bank’s Private Banking Center. The lease term for this space expires in June 2024. The total future minimum commitments for the leases at 1875 Century Park East at December 31, 2014 was $7.1 million.

In addition, the Bank has relationship offices in Santa Monica, CA and Beverly Hills, CA. The Santa Monica office is approximately 1,957 square feet of usable space with a lease expiring in December 2018. The total future minimum commitments for this lease at December 31, 2014 was $405,000. The Beverly Hills office is approximately 2,200 square feet of usable space with a lease expiring in May 2019. The total future minimum commitments for this lease at December 31, 2014 was $948,000.

Item 3.        Legal Proceedings

At present, there are no pending or, to the Company’s knowledge, threatened proceedings against the Company which, if determined adversely, would have a material and adverse effect on the Company’s business, financial position, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various routine legal proceedings incidental to the business.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ CM under the symbol “FCTY.” All companies listed on the NASDAQ CM must meet certain financial requirements and adhere to NASDAQ CM’s corporate governance standards. Any investment in the Company’s common stock should be considered a long-term investment. In addition, the price of the Company’s common stock is unpredictable.

Trading prices are based on information received from the NASDAQ CM based on all transactions reported on the NASDAQ CM. The following table sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014	High	Low
Fourth Quarter	$7.37	$6.35
Third Quarter	$7.85	$7.08
Second Quarter	$8.10	$7.42
First Quarter	$8.49	$6.87

Year ended December 31, 2013
Fourth Quarter	$7.68	$6.50
Third Quarter	$7.93	$5.96
Second Quarter	$6.23	$5.51
First Quarter	$5.83	$4.65

As of December 31, 2014, there were 949 registered shareholders of record of the Company’s common stock, including persons or entities holding stock in nominee or street name through various brokers or banks.

Dividends

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, Bancshares’ ability to declare dividends depends primarily upon dividends it receives from the Bank. The Bank’s dividend practices in turn depend upon legal restrictions, the Bank’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended December 31, 2014.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
October 1-31, 2014	—	$—	—	$29
November 1-30, 2014	—	—	—	29
December 1-31, 2014	—	—	—	29
Total	—	$—	—	$29

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

Item 7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States, or GAAP, and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed by us to be relevant, actual results could differ materially from those estimates.

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

Provision for Income Taxes. Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes. A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon management’s evaluation of both positive and negative evidence, including historic financial performance, forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis.

Summary of the Results of Operation and Financial Condition

For the years ended December 31, 2014 and 2013, the Company recorded net income of $2.4 million, or $0.24 per diluted share, and $6.9 million, or $0.76 per diluted share, respectively. The decline in net income during the year ended December 31, 2014 as compared to the same period last year was primarily due to a $5.0 million increase in income tax provision and a $1.7 million increase in non-interest expenses. The increase in income tax provision was primarily attributable to the $3.1 million income tax benefit recorded in connection with the reversal of our deferred tax valuation allowance during the year ended December 31, 2013. These items were partially offset by a $2.3 million increase in net interest income during the year ended December 31, 2014 as compared to the same period last year.

Total assets at December 31, 2014 were $585.2 million, representing an increase of $47.1 million, or 8.7%, from $538.1 million at December 31, 2013. Cash and cash equivalents at December 31, 2014 were $58.5 million, representing an increase of $13.8 million, or 30.8%, from $44.7 million at December 31, 2013. Loans increased by $59.3 million, from $383.5 million at December 31, 2013 to $442.9 million at December 31, 2014. Loan originations were $226.3 million and $232.5 million during the years ended December 31, 2014 and 2013, respectively. Prepayment speeds for the year ended December 31, 2014 were 16.7%, compared to 13.2% for the same period last year. Investment securities were $79.7 million at December 31, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $26.6 million, or 25.0%. During the year ended December 31, 2014, the Company sold investment securities with an amortized cost of $59.9 million, recognizing gains of $1.2 million. During the year ended December 31, 2013, the Company sold $35.1 million of investment securities, recognizing gains of $822,000. The weighted average life of our investment securities was 4.02 years and 3.78 years at December 31, 2014 and 2013, respectively.

Total liabilities at December 31, 2014 increased by $40.8 million, or 8.4%, to $523.5 million compared to $482.8 million at December 31, 2013. This increase is primarily due to a $50.4 million increase in deposits, partially offset by a $10.0 million decline in other borrowings. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $462.4 million and $409.8 million at December 31, 2014 and 2013, respectively, representing an increase of $52.6 million, or 12.8%.

Average interest earning assets increased $55.1 million, from $508.4 million for the year ended December 31, 2013 to $563.5 million for the year ended December 31, 2014. The weighted average interest rate on interest earning assets was 3.41% and 3.35% for the years ended December 31, 2014 and 2013, respectively. The 6 basis point increase in yield on earning assets is primarily attributable to an increase in the average balance of loans relative to total earning assets as compared to the same period last year.

Average interest bearing deposits and borrowings decreased $6.8 million from $253.5 million for the year ended December 31, 2013 to $246.7 million for the year ended December 31, 2014. The average cost of interest bearing deposits and borrowings was 0.31% during the year ended December 31, 2014 compared to 0.32% for the same period last year.

At December 31, 2014, the Company’s stockholders’ equity totaled $61.7 million compared to $55.4 million at December 31, 2013. The $6.3 million increase in stockholders’ equity during the year ended December 31, 2014 was primarily attributable to net income of $2.4 million and stock based compensation items and related tax benefits of $3.8 million. Stock based compensation items include the exercise and tax related benefits of stock options, as well as the amortization and vesting of restricted stock awards and related tax benefits, partially offset by shares surrendered by plan participants to pay for taxes. At December 31, 2014, the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio, and tier 1 leverage ratio were 13.13%, 11.87%, and 9.40%, respectively, compared to the requirements of 10.00%, 6.00%, and 5.00%, respectively, to generally be considered a “well capitalized” financial institution for regulatory purposes.

At December 31, 2014 and 2013, the Company’s book value per share was $6.08 and $5.84, respectively. The $0.24 increase in book value per share during the year was primarily attributable to net income of $2.4 million and stock based compensation of $3.8 million, partially offset by an increase in common shares outstanding of 659,644. Stock based compensation includes the exercise price and tax related benefits of stock options, as well as the amortization and vesting of restricted stock awards and related tax benefits, partially offset by shares surrendered by plan participants to pay for taxes.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2014	2013
Return on average assets	0.41%	1.33%

Return on average stockholders’ equity	4.00%	13.07%

Average equity to average assets	10.36%	10.20%

Net interest margin	3.28%	3.19%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at December 31, 2014 and 2013. There was no change in the targeted federal funds rate during the years ended December 31, 2014 and 2013, remaining at 0.00%-0.25%.

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

During the year ended December 31, 2014, net interest income was $18.5 million, compared to $16.2 million for the same period last year. The improvement in net interest income was primarily attributable to increases in the average balances of our loan portfolio during the year ended December 31, 2014 as compared to the same period last year, partially offset by declines in the average balance of our investment portfolio during the same period. The average balances of our loan portfolio was $404.3 million during the year ended December 31, 2014, compared to $321.6 million for the same period last year. The average balances of our investment portfolio was $87.1 million during the year ended December 31, 2014, compared to $146.3 million for the same period last year.

The Company’s net interest spread was 3.10% for the year ended December 31, 2014 compared to 3.03% for the same period last year.

The Company’s net interest margin was 3.28% for the year ended December 31, 2014, compared to 3.19% for the same period last year. The improvement in our net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year, partially offset by an increase in the average balance of lower yielding interest earning deposits at other financial institutions during the same period. The percentage of average loans to total average earning assets increased to 71.7% during the year ended December 31, 2014, compared to 63.2% during the same period last year. The percentage of average interest earning deposits at other financial institutions to total average earning assets increased to 12.0% during the year ended December 31, 2014, compared to 7.1% during the same period last year. Net interest margin was also impacted by a general decline in the loan yields during the year and a recovery of $294,000 in deferred interest income from the repayment of non-accrual and previously charged off loan balances during the year ended December 31, 2013. The decline in loan yield was caused by a general downward trend in interest rates, as well as competitive loan pricing conditions in our market, which continue to compress loan yields.

The following table sets forth our average balances, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
	2014			2013			2012
	Average	Interest		Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$67,380	$172	0.26%	$36,294	$91	0.25%	$52,026	$132	0.25%
U.S. Treasuries and Gov’t agencies	6,577	135	2.05%	2,058	15	0.75%	2,179	36	1.65%
Corporate notes	2,720	36	1.33%	26,724	572	2.14%	26,084	556	2.13%
Residential mortgage backed securities and CMOs	77,798	1,558	2.00%	117,500	2,122	1.81%	132,762	2,837	2.14%
Federal Reserve Bank stock	1,606	96	6.00%	1,446	87	5.99%	1,307	78	6.00%
Federal Home Loan Bank stock	3,134	220	7.00%	2,858	115	4.01%	2,176	22	1.01%
Loans (1) (2)	404,300	16,998	4.20%	321,551	14,014	4.36%	234,875	11,378	4.84%
Earning assets	563,515	19,215	3.41%	508,431	17,016	3.35%	451,409	15,039	3.33%
Other assets	6,421			6,719			9,145
Total assets	$569,936			$515,150			$460,554
Liabilities & Equity
Interest checking (NOW)	$22,205	30	0.14%	$21,021	32	0.15%	$22,730	40	0.17%
Money market deposits and savings	156,758	378	0.24%	159,958	370	0.23%	159,043	491	0.31%
CDs	41,869	34	0.08%	44,821	81	0.18%	45,939	134	0.29%
Borrowings	25,918	314	1.21%	27,692	325	1.17%	25,013	301	1.21%
Total interest bearing deposits and borrowings	246,750	756	0.31%	253,492	808	0.32%	252,725	966	0.38%
Demand deposits	261,448			206,385			157,525
Other liabilities	2,673			2,747			3,297
Total liabilities	510,871			462,624			413,547
Equity	59,065			52,526			47,007
Total liabilities & equity	$569,936			$515,150			$460,554

Net interest income / spread		$18,459	3.10%		$16,208	3.03%		$14,073	2.95%

Net interest margin			3.28%			3.19%			3.12%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion of $15,000, $23,000 and $78,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes average non-accrual loans of $697,000, $987,000 and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Years ended December 31, 2014 Compared to 2013
	Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$80	$1	$81
U.S. Treasuries and Gov’t agencies	67	53	120
Corporate notes	(377)	(159)	(536)
Residential mortgage backed securities	(776)	212	(564)
Federal Reserve Bank stock	9	—	9
Federal Home Loan Bank stock	12	93	105
Loans	3,494	(510)	2,984
Total increase (decrease) in interest income	2,509	(310)	2,199
Interest expense:
Interest checking (NOW)	1	(3)	(2)
Money market deposits and savings	(7)	15	8
CDs	(5)	(42)	(47)
Borrowings	(21)	10	(11)
Total decrease in interest expense	(32)	(20)	(52)
Net increase (decrease) in net interest income	$2,541	$(290)	$2,251

	Years ended December 31, 2013 Compared to 2012
	Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(41)	$—	$(41)
U.S. Treasuries and Gov’t agencies	(2)	(19)	(21)
Corporate notes	14	2	16
Residential mortgage backed securities	(305)	(410)	(715)
Federal Reserve Bank stock	9	—	9
Federal Home Loan Bank stock	9	84	93
Loans	3,868	(1,232)	2,636
Total increase (decrease) in interest income	3,552	(1,575)	1,977
Interest expense:
Interest checking (NOW)	(3)	(5)	(8)
Money market deposits and savings	3	(124)	(121)
CDs	(3)	(50)	(53)
Borrowings	32	(8)	24
Total increase (decrease) in interest expense	29	(187)	(158)
Net increase (decrease) in net interest income	$3,523	$(1,388)	$2,135

Provision for Loan Losses

The provision for loan losses was $100,000 for both years ended December 31, 2014 and 2013. The provision for loan losses recorded during the year ended December 31, 2014 was primarily recorded to supplement the Bank’s ALL as a result of loan growth experienced. The provision for loan losses during the year ended December 31, 2014 was partially offset by loan recoveries, as well as the continued improvement in the level of our criticized and classified loans. During the year ended December 31, 2014, total loans increased by $59.3 million, from $383.5 million at December 31, 2013 to $442.9 million at December 31, 2014. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $180,000, $1.9 million and none, respectively, at December 31, 2014, compared to $4.7 million, $2.1 million and none, respectively, at December 31, 2013. We had net recoveries of $263,000 during the year ended December 31, 2014, compared to net recoveries of $1.1 million during the same period last year. The provision for loan losses was recorded based on an analysis of the factors discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.14% and 0.19%, respectively, at December 31, 2014 and 2013. As a percentage of our total assets, the amount of non-performing assets was 0.11% and 0.15%, respectively, at December 31, 2014 and 2013.

Non-Interest Income

Non-interest income was $1.7 million for the year ended December 31, 2014, compared to $1.8 million for the same period last year. During the year ended December 31, 2014, the Company sold investment securities with an amortized cost of $59.9 million, recognizing gains of $1.2 million. In addition, the Company recognized a gain of $47,000 in connection with the disposition of its OREO during the year ended December 31, 2014. With the exception of these gains, non-interest income during the year ended December 31, 2014 primarily consists of customer related fee income. During the year ended December 31, 2013, the Company sold $35.1 million of investment securities, recognizing gains of $822,000. With the exception of such gains, non-interest income primarily consists of loan arrangement fees earned in connection with our college loan funding program and customer related fee income. During 2013, the Company terminated the college loan funding program and did not report any material loan arrangement fee earnings subsequent to the second quarter of 2013. See Note 13 “Non-Interest Income” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding non-interest income for the years ended December 31, 2014 and 2013.

Non-Interest Expense

Non-interest expense was $15.8 million for the year ended December 31, 2014, compared to $14.1 million for the same period last year. The increases in non-interest expense during the year ended December 31, 2014 as compared to the same period last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, the additional costs incurred to address regulatory compliance matters, as well as the supplemental costs associated with the Bank’s Beverly Hills expansion. See Note14 “Other Operating Expenses” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding other operating expenses for the years ended December 31, 2014 and 2013.

Income Tax Provision

During the year ended December 31, 2014, we recorded a tax provision of $1.9 million, compared to a tax benefit of $3.1 million during the year ended December 31, 2013. The tax benefit recognized during the year ended December 31, 2013 was related to the full reversal of the Company’s deferred tax valuation allowance that had been previously established during the year ended December 31, 2009. In making this determination, management analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, improvements in the credit quality of the Company’s loan portfolio, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of this valuation allowance. At December 31, 2013, no further deferred tax valuation allowance remained.

See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deferred Tax Asset.

Financial Condition

Assets

Total assets at December 31, 2014 were $585.2 million, representing an increase of $47.1 million, or 8.7%, from $538.1 million at December 31, 2013. Cash and cash equivalents at December 31, 2014 were $58.5 million, representing an increase of $13.8 million, or 30.8%, from $44.7 million at December 31, 2013. Loans increased by $59.3 million, from $383.5 million at December 31, 2013 to $442.9 million at December 31, 2014. Loan originations were $226.3 million and $232.5 million during the years ended December 31, 2014 and 2013, respectively. Prepayment speeds for the year ended December 31, 2014 were 16.7%, compared to 13.2% for the same period last year. Investment securities were $79.7 million at December 31, 2014, compared to $106.3 million at December 31, 2013, representing a decline of $26.6 million, or 25.0%. During the year ended December 31, 2014, the Company sold investment securities with an amortized cost of $59.9 million, recognizing gains of $1.2 million. During the year ended December 31, 2013, the Company sold $35.1 million, of investment securities, recognizing gains of $822,000. The weighted average life of our investment securities was 4.02 years and 3.78 years at December 31, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $58.5 million and $44.7 million at December 31, 2014 and 2013, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At December 31, 2014, investment securities totaled $79.7 million compared to $106.3 million at December 31, 2013. The decline in securities during the year was primarily attributable to the sale of $59.9 million of securities, which resulted in a gain of $1.2 million. Proceeds from these sales were primarily utilized to fund our loan growth during the year. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and debt securities issued by Government Sponsored Agencies. The underlying loans for the mortgage backed securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At December 31, 2014 and 2013, the weighted average rate and weighed average life of these residential-mortgage backed securities were 1.82% and 2.12%, respectively, and 3.64 years and 3.85 years, respectively. At December 31, 2014 and 2013, the weighted average rate and weighed average life of debt securities issued by Government Sponsored Agencies were 1.89% and none respectively, and 5.07 years and none, respectively. At December 31, 2014 and 2013, the unrealized gains in the investment portfolio were $275,000 and $89,000, respectively. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

See Note 2 “Investment Securities” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2014 and 2013.

The following is a summary of the investments categorized as Available for Sale at December 31, 2012:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Investments–Available for Sale
U.S. Gov’t Treasuries	$2,136	$71	$—	$2,207
Corporate Notes	34,534	741	—	35,275
Residential Mortgage-Backed Securities	140,416	3,345	(18)	143,743
Total	$177,086	$4,157	$(18)	$181,225

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2014, 2013 or 2012.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 15.7%, or $58.9 million, from $376.3 million at December 31, 2013 to $435.3 million at December 31, 2014. As of December 31, 2014 and 2013, total loans outstanding totaled $442.9 million and $383.5 million, respectively. The majority of growth within our loan portfolio related to increases of $18.3 million in commercial real estate loans, $16.0 million in residential loans, $15.3 million in commercial loans and $7.0 million in construction and land development loans. Loan originations were $226.3 million during the year ended December 31, 2014, compared to $232.5 million during the same period last year. The following table sets forth the comparison of our loan portfolio by major categories as of the dates indicated:

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$91,694	20.7%	$76,397	19.9%	$58,769	22.0%	$70,945	30.4%	$67,411	37.6%
Commercial real estate	185,752	42.0%	167,419	43.7%	110,031	41.3%	70,269	30.2%	54,456	30.4%
Residential	98,806	22.3%	82,795	21.6%	53,162	19.9%	54,944	23.6%	21,707	12.1%
Land and construction	37,075	8.4%	30,102	7.8%	19,080	7.2%	16,670	7.2%	15,462	8.6%
Consumer and other (2)	29,458	6.6%	26,787	7.0%	25,584	9.6%	20,140	8.6%	20,235	11.3%
Loans, gross	442,785	100.0%	383,500	100.0%	266,626	100.0%	232,968	100.0%	179,271	100.0%
Plus — net deferred costs	71		48		45		37		22
Less — allowance for loan losses	(7,599)		(7,236)		(6,015)		(5,284)		(5,283)
Loans, net	$435,257		$376,312		$260,656		$227,721		$174,010

(1)	Unsecured commercial loan balances were $25.1 million, $13.2 million, $10.0 million, $11.5 million, and $11.0 million at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.
(2)	Unsecured consumer and other loan balances were $5.1 million, $2.3 million, $901,000, $2.8 million, and $1.9 million at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

As of December 31, 2014, substantially all of the Company’s loan customers are located in Southern California. Additionally, the Company does not have any subprime mortgages.

The table below reflects the maturity distribution for the loans (except for the consumer and other loans) in our loan portfolio at December 31, 2014 and 2013:

		Greater than one year
	One Year or	through	Greater than
(in thousands)	Less	five years	five years	Total
At December 31, 2014:
Commercial Loans
Floating rate	$43,459	$22,789	$1,730	$67,978
Fixed rate	3,488	18,330	1,898	23,716
Real Estate Loans
Floating rate	71,402	54,303	60,240	185,945
Fixed rate	9,789	76,419	49,480	135,688
	$128,138	$171,841	$113,348	$413,327
At December 31, 2013:
Commercial Loans
Floating rate	$29,712	$16,518	$2,324	$48,554
Fixed rate	7,070	20,368	405	27,843
Real Estate Loans
Floating rate	38,745	41,972	68,902	149,619
Fixed rate	22,688	51,696	56,313	130,697
	$98,215	$130,554	$127,944	$356,713

As of December 31, 2014 and 2013, $15.4 million and $8.2 million, respectively, of our floating rate loans were at or below their floor rates. The weighted average minimum interest rate on these loans was 3.89% and 4.26% at December 31, 2014 and 2013, respectively. Included within floating rate loans are hybrid adjustable rate loans, which typically reprice after an initial fixed period of three to five years.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned (“OREO”) at December 31, 2014, 2013, 2012, 2011 and 2010:

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Commercial	$632	$706	$1,509	$2,175	$1,693
Commercial real estate	—	—	—	3,756	5,080
Residential	—	—	—	—	—
Land and Construction	—	—	—	1,330	—
Consumer and other	—	29	345	345	345
Total non-accrual loans	632	735	1,854	7,606	7,118
OREO	—	90	90	—	845
Total non-performing assets	$632	$825	$1,944	$7,606	$7,963

Non-performing assets to total loans and OREO	0.14%	0.22%	0.73%	3.26%	4.42%
Non-performing assets to total assets	0.11%	0.15%	0.39%	1.88%	2.58%

Non-accrual loans totaled $632,000 and $735,000 at December 31, 2014 and 2013, respectively. There were no accruing loans past due 90 days or more at December 31, 2014 and 2013. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $38,000 and $44,000 for the years ended December 31, 2014 and 2013, respectively. As a percentage of total assets, the amount of non-performing assets was 0.11% and 0.15% at December 31, 2014 and 2013, respectively.

At December 31, 2014, non-accrual loans consisted of two commercial loans totaling $632,000. At December 31, 2013, non-accrual loans consisted of two commercial loans totaling $706,000 and one consumer and other loan totaling $29,000.

During the year ended December 31, 2014, the Bank disposed of its OREO for approximately $137,000, recognizing a gain of $47,000 in connection with this disposition. At December 31, 2013, OREO consisted of one undeveloped land property totaling $90,000. This property is located in Southern California.

At December 31, 2014 and 2013, the recorded investment in impaired loans was $681,000 and $953,000, respectively. At December 31, 2014, the Company had a $20,000 specific allowance for loan losses on $60,000 of impaired loans. At December 31, 2013, the Company had a $35,000 specific allowance for loan losses on $135,000 of impaired loans. There were $621,000 and $818,000, respectively, of impaired loans with no specific allowance for loan losses at December 31, 2014 and 2013, respectively. The average outstanding balance of impaired loans for the year ended December 31, 2014 was $849,000, compared to $1.2 million for the same period last year. As of December 31, 2014 and 2013, there was $632,000 and $735,000 million, respectively, of impaired loans on non-accrual status. During the years ended December 31, 2014 and 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $8,000 and $9,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of December 31, 2014 and 2013 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the years ended December 31, 2014, 2013, 2012 and 2011:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Year Ended December 31, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	165	(220)	5	35	100
Charge-offs	—	—	—	—	—	—
Recoveries	54	—	209	—	—	263
Ending balance	$1,752	$3,825	$747	$816	$459	$7,599
Year Ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,765)	1,210	250	400	5	100
Charge-offs	—	—	—	—	—	—
Recoveries	1,071	—	—	—	50	1,121
Ending balance	$1,583	$3,660	$758	$811	$424	$7,236
Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(305)	485	(75)	(100)	(5)	—
Charge-offs	(26)	(400)	—	(5)	—	(431)
Recoveries	24	1,113	—	—	25	1,162
Ending balance	$2,277	$2,450	$508	$411	$369	$6,015
Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(724)	894	370	(209)	(56)	275
Charge-offs	(223)	(530)	—	(270)	—	(1,023)
Recoveries	719	—	—	—	30	749
Ending balance	$2,584	$1,252	$583	$516	$349	$5,284

The following is a summary of activity for the ALL for the year ended December 31, 2010:

(in thousands)	December 31, 2010
Beginning balance	$5,478
Provision for loan losses	2,775
Charge-offs:
Commercial	(2,321)
Commercial real estate	(900)
Consumer and other	(190)
Total Charge-offs	(3,411)
Recoveries:
Commercial	386
Commercial real estate	20
Consumer and other	35
Total Recoveries	441
Ending balance	$5,283

There were no loans acquired with deteriorated credit quality during the years ended December 31, 2014 and 2013.

The ALL was $7.6 million, or 1.72% of our total loan portfolio, at December 31, 2014, compared to $7.2 million, or 1.89% of our total loan portfolio, at December 31, 2013. At December 31, 2014 and 2013, our non-performing loans were $632,000 and $735,000, respectively. The ratio of our ALL to non-performing loans was 1,203.03% and 984.26% at December 31, 2014 and 2013, respectively. In addition, our ratio of non-performing loans to total loans was 0.14% and 0.19% at December 31, 2014 and December 31, 2013, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Allocation of the Allowance for Loan Losses

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$7,140	93.3%	$6,812	93.0%	$5,646	90.4%	$4,935	91.4%	$4,994	88.7%
Consumer and other loans	459	6.7	424	7.0	369	9.6	349	8.6	289	11.3
Total	$7,599	100.0%	$7,236	100.0%	$6,015	100.0%	$5,284	100.0%	$5,283	100.0%

Deferred Tax Asset

A valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including historic financial performance, the forecasts of future income, existence of feasible tax planning strategies, length of statutory carryforward periods, and assessments of the current and future economic and business conditions. Management evaluates the positive and negative evidence and determines the realizability of the deferred tax asset on a quarterly basis. Management may reestablish a valuation allowances in the future to the extent that it is determined that it is “more likely than not” that these assets will not be realized.

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

At December 31, 2014 and 2013, we had a net deferred tax asset of approximately $3.0 million and $3.1 million, respectively. Our net deferred tax asset at December 31, 2014, primarily consists of deferred tax assets related to the allowance for loan losses and equity compensation.

See Note 16 “Income Taxes” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the Company’s income taxes and deferred tax assets at December 31, 2014 and 2013.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2014, total deposits were $503.2 million compared to $452.8 million at December 31, 2013, representing an increase of 11.1%, or $50.4 million. This increase is primarily due to growth within our non-interest bearing deposits of $45.3 million, due to continued core deposit gathering efforts. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $462.4 million and $409.8 million at December 31, 2014 and 2013, respectively. Non-interest bearing deposits represent 56.1% of total deposit at December 31, 2014, compared to 52.3% at December 31, 2013.

The following table reflects a summary of deposit categories by dollar and percentage at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$282,217	56.1%	$236,869	52.3%
Interest bearing checking	25,492	5.1%	21,005	4.6%
Money market deposits and savings	154,706	30.7%	151,879	33.6%
Certificates of deposit	40,757	8.1%	43,013	9.5%
Total	$503,172	100.0%	$452,766	100.0%

At December 31, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.6% of total deposits. The Company was required to pledge $41.8 million of investment securities at December 31, 2014 in connection with these certificates of deposit. Each of these deposits outstanding at December 31, 2014 is scheduled to mature in the first quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 8 “Deposits.”

At December 31, 2014 and 2013, the Company had $505,000 and $2.1 million, respectively, of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.1% and 0.5%, respectively, of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at December 31, 2014 and 2013, was $40.0 million and $42.1 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at December 31, 2014, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$39,148
Due after 3 months and within 6 months	—
Due after 6 months and within 12 months	807
Due after 12 months	—
Total	$39,955

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged for operating requirements, divided by total assets) was 15.7% and 19.4% at December 31 2014 and 2013, respectively.

At December 31, 2014 and 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $146.0 million and $169.9 million, respectively. The Company had $17.5 million and $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2014 and 2013, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2014 and 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2014 and 2013 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2014	2013
May 23, 2014	1.14%	—	2,500
December 29, 2014	0.83%	—	5,000
December 30, 2014	0.74%	—	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
Total		$17,500	$27,500

At December 31, 2014 and 2013, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at December 31, 2014. As of December 31, 2014 and 2013, the Company had pledged $2.5 million of corporate notes related to these lines of credit.

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

Capital Expenditures

As of December 31, 2014, the Company was not subject to any material commitments for capital expenditures. For capital adequacy, see Part I, Item 1. Business — “Capital Standards.”

Capital Resources

At December 31, 2014, the Company had total stockholders’ equity of $61.7 million, which included $121,000 in common stock, $71.7 million in additional paid-in capital, $1.7 million in accumulated deficit, $162,000 in accumulated other comprehensive income, and $8.7 million in treasury stock.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	December 31, 2014	December 31, 2013
Commitments to extend credit	$146,403	$104,330
Commitments to extend credit to directors and officers (undisbursed amount)	$747	$1,604
Standby/commercial letters of credit	$2,670	$2,616
Guarantees on revolving credit card limits	$672	$574
Outstanding credit card balances	$136	$73

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of December 31, 2014 and 2013, the allowance for unfunded commitments was $320,000 and $270,000, respectively, which represented 0.21% and 0.25%, respectively, of the undisbursed commitments and letters of credit, respectively.

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

Item 8.                         Financial Statements and Supplementary Data

Financial statements are filed as a part of this report hereof beginning on page 41 and are incorporated herein by reference.

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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC applicable to nonaccelerated filers.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

Subsequent Event

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order required the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations. On February 23, 2015, the Board of Directors of the Bank was notified by the OCC that the OCC is terminating its Consent Order with the Bank, dated September 11, 2013, effective immediately.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such Information is incorporated herein by reference.

Item 11.                 Executive Compensation

Information required by this item will be contained in our Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014.

Such information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2015.

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

Signature	Title	Date

/s/ William W. Brien.
William W. Brien, M.D.	Director	March 5, 2015

/s/ Dave Brooks.	Director	March 5, 2015
Dave Brooks

/s/ Joseph J. Digange.	Director	March 5, 2015
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director	March 5, 2015
Jason P. DiNapoli

/s/ Eric M. George.	Director	March 5, 2015
Eric George

/s/ Alan D. Levy.	Director	March 5, 2015
Alan D. Levy

/s/ Robert A. Moore.	Director	March 5, 2015
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 5, 2015
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer	March 5, 2015
Alan I. Rothenberg	(Principal Executive Officer)

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer
Bradley S. Satenberg	(Principal Financial and Accounting Officer)	March 5, 2015

/s/ Nadine I. Watt.	Director	March 5, 2015
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 5, 2015
Lewis N. Wolff

/s/ Stanley R. Zax.	Director	March 5, 2015
Stanley R. Zax

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$7,484	$6,648
Interest-earning deposits at other financial institutions	50,980	38,040
Total cash and cash equivalents	58,464	44,688
Investment securities — Available for Sale (“AFS”), at estimated fair value	79,689	106,272
Loans, net of allowance for loan losses of $7,599 and $7,236 at December 31, 2014 and 2013, respectively	435,257	376,312
Premises and equipment, net	1,460	1,285
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,822	4,632
Accrued interest and other assets	5,526	4,956
Total Assets	$585,218	$538,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$282,217	$236,869
Interest bearing deposits:
Interest bearing checking (“NOW”)	25,492	21,005
Money market deposits and savings	154,706	151,879
Certificates of deposit less than $100	802	870
Certificates of deposit of $100 or greater	39,955	42,143
Total deposits	503,172	452,766
Other borrowings	17,500	27,500
Accrued interest and other liabilities	2,853	2,491
Total Liabilities	523,525	482,757

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,129,310 and 11,378,710 issued at December 31, 2014 and 2013, respectively	121	114
Additional paid-in capital	71,736	67,231
Accumulated deficit	(1,675)	(4,036)
Accumulated other comprehensive income	162	52
Treasury stock at cost — 1,988,869 and 1,897,902 shares at December 31, 2014 and 2013, respectively	(8,651)	(7,973)
Total Stockholders’ Equity	61,693	55,388
Total Liabilities and Stockholders’ Equity	$585,218	$538,145

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013
Interest and fee income on:
Loans	$16,998	$14,014
Investments	1,729	2,709
Other	488	293
Total interest and fee income	19,215	17,016

Interest expense on:
Deposits	442	483
Borrowings	314	325
Total interest expense	756	808
Net interest income	18,459	16,208

Provision for loan losses	100	100
Net interest income after provision for loan losses	18,359	16,108

Non-interest income:
Gain on sale of AFS investment securities	1,178	822
Other operating income	533	971
Total non-interest income	1,711	1,793
Non-interest expenses:
Compensation and benefits	9,202	8,173
Occupancy	1,699	1,456
Professional fees	734	833
Technology	836	739
Marketing	427	335
FDIC assessments	373	274
Other operating expenses	2,535	2,287
Total non-interest expenses	15,806	14,097
Income before income taxes	4,264	3,804
Income tax provision (benefit)	1,903	(3,059)
Net income	$2,361	$6,863

Other Comprehensive Income:
Net change in unrealized gains on AFS investments, net of tax	110	(2,384)
Comprehensive Income	$2,471	$4,479

Basic earnings per share	$0.25	$0.79
Diluted earnings per share	$0.24	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2014 and 2013

(in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2012	10,965,560	$110	$65,038	$(10,899)	$2,436	(1,828,432)	$(7,512)	$49,173
Restricted stock issued	138,500	1	(1)	—	—	—	—	—
Forfeiture of restricted stock	(12,250)	(0)	(24)	—	—	—	—	(24)
Exercise of stock option	286,900	3	1,432	—	—	—	—	1,435
Earned restricted stock compensation, net of estimated forfeitures	—	—	786	—	—	—	—	786
Shares surrendered to pay taxes on stock based compensation	—		—			(69,365)	(461)	(461)
Common stock repurchased	—	—	—	—	—	(105)	(0)	—
Net income	—	—	—	6,863	—	—	—	6,863
Other comprehensive loss	—	—	—	—	(2,384)	—	—	(2,384)
Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	228,000	2	(2)	—	—	—	—	—
Exercise of stock option	522,600	5	2,638	—	—	—	—	2,643
Earned restricted stock compensation, net of estimated forfeitures	—	—	879	—	—	—	—	879
Excess tax benefit from stock based compensation	—	—	990	—	—	—	—	990
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(90,967)	(678)	(678)
Net income	—	—	—	2,361	—	—	—	2,361
Other comprehensive income	—	—	—	—	110	—	—	110
Balance at December 31, 2014	12,129,310	$121	$71,736	$(1,675)	$162	(1,988,869)	$(8,651)	$61,693

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,361	$6,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	491	508
Amortization of premiums on investment securities, net	812	1,623
Provision for loan losses	100	100
Deferred income tax expense (benefit)	67	(3,175)
Accretion of deferred loan fees and costs, net	(15)	(23)
Gain on sale of AFS investment securities	(1,178)	(822)
Non-cash stock compensation, net of forfeitures	879	762
Excess tax benefit related to stock option exercises and vesting of restricted stock	(990)	—
Gain on sale of OREO	(47)	—
Decrease in accrued interest and other assets	186	122
Increase in accrued interest and other liabilities	362	350
Net cash provided by operating activities	3,028	6,308
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(50,284)	(5,943)
Maturities and principal reductions	16,325	40,132
Proceeds from sale of securities	61,095	35,912
Increase in loans, net	(59,030)	(115,733)
Proceeds from sale of OREO	137	—
Purchase of premises and equipment	(666)	(773)
Purchase of FRB stock and FHLB stock	(190)	(854)
Net cash used in investing activities	(32,613)	(47,259)
Cash flows from financing activities:
Net increase in deposits	50,406	36,085
Net repayments of short-term borrowings	—	(4,475)
Proceeds from other long-term borrowings	—	5,000
Repayment of other long-term borrowings	(10,000)	(2,500)
Proceeds from exercise of stock options	2,643	1,435
Excess tax benefit related to stock option exercises and vesting of restricted stock	990	—
Shares surrendered to pay taxes on vesting of stock based compensation	(678)	(461)
Net cash provided by financing activities	43,361	35,084
Increase (decrease) in cash and cash equivalents	13,776	(5,867)
Cash and cash equivalents, beginning of year	44,688	50,555
Cash and cash equivalents, end of year	$58,464	$44,688

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$761	$936
Income taxes	$1,033	$193

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

Certain items in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2014 and 2013 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

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

At December 31, 2014 and 2013, the Company had a net deferred tax asset of approximately $3.0 million and $3.1 million, respectively.

At December 31, 2014 and 2013, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

See Note 16 “Income Taxes” for further discussion regarding the Company’s tax positions at December 31, 2014 and 2013.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the years ended December 31, 2014 and 2013, there were 350,073 and 370,073, respectively, of stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the years ended December 31, 2014 and 2013, there were 3,278 and 91,660, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Years ended December 31,
(dollars in thousands)	2014	2013
Net income	$2,361	$6,863
Average number of common shares outstanding	9,431,727	8,660,641
Effect of dilution of stock options	13,811	161,046
Effect of dilution of restricted stock	295,710	257,955
Average number of common shares outstanding used to calculate diluted earnings per common share	9,741,248	9,079,642

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). The amendments of ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. This ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-04 will have any effect on its financial statements and disclosures.

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

(2)	Investment Securities

The following is a summary of the investments categorized as Available for Sale at December 31, 2014 and 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At December 31, 2014:
Investments — Available for Sale
U.S Treasuries and Government Agencies	$25,973	$160	$(5)	$26,128
Corporate Notes	2,528	10	—	2,538
Residential Mortgage-Backed Securities	50,913	275	(165)	51,023
Total	$79,414	$445	$(170)	$79,689
At December 31, 2013:
Investments — Available for Sale
Corporate Notes	$3,074	$34	$—	$3,108
Residential Mortgage-Backed Securities	103,109	959	(904)	103,164
Total	$106,183	$993	$(904)	$106,272

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2014 or 2013. At December 31, 2014 and 2013, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at December 31, 2014 and 2013, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $48.4 million and $45.4 million, respectively. Deposits from the State of California were $38.0 million at both December 31, 2014 and 2013.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at December 31, 2014. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 4.02 years at December 31, 2014.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasuries and Government Agencies	$—	—%	$10,020	1.66%	$16,108	2.03%	$—	—%	$26,128	1.89%
Corporate Notes	2,538	1.35	—	—	—	—	—	—	2,538	1.35
Residential Mortgage-Backed Securities	—	—	516	5.51	22,825	1.51	27,682	2.01	51,023	1.82
Total	$2,538	1.35%	$10,536	1.85%	$38,933	1.73%	$27,682	2.01%	$79,689	1.83%

A total of 26 and 36 securities had unrealized losses at December 31, 2014 and 2013, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2014:
Investments-Available for Sale
U.S Treasuries and Government Agencies	$(5)	$8,057	$—	$—
Residential Mortgage-Backed Securities	(35)	11,694	(130)	17,651
At December 31, 2013:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(904)	$51,847	$—	$—

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at December 31, 2014 and 2013 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of December 31, 2014 and 2013, total loans outstanding totaled $442.8 million and $383.5 million, respectively. The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 83.5% and 86.9% of all loans are secured by real estate at December 31, 2014 and 2013, respectively.

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$91,694	20.7%	$76,397	19.9%
Commercial real estate	185,752	42.0%	167,419	43.7%
Residential	98,806	22.3%	82,795	21.6%
Land and construction	37,075	8.4%	30,102	7.8%
Consumer and other (2)	29,458	6.6%	26,787	7.0%
Loans, gross	442,785	100.0%	383,500	100.0%
Net deferred costs	71		48
Less — allowance for loan losses	(7,599)		(7,236)
Loans, net	$435,257		$376,312

(1)	Unsecured commercial loan balances were $25.1 million and $13.2 million at December 31, 2014 and 2013, respectively.
(2)	Unsecured consumer and other loan balances were $5.1 million and $2.3 million at December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of December 31, 2014 and 2013, respectively.

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
For the Year Ended December 31, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	165	(220)	5	35	100
Charge-offs	—	—	—	—	—	—
Recoveries	54	—	209	—	—	263
ending balance	$1,752	$3,825	$747	$816	$459	$7,599
As of December 31, 2014:
Ending balance: individually evaluated for impairment	$20	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	1,732	3,825	747	816	459	7,579
Total	$1,752	$3,825	$747	$816	$459	$7,599
Loans:
Ending balance: individually evaluated for impairment	$632	$—	$—	$—	$49	$681
Ending balance: collectively evaluated for impairment	91,062	185,752	98,806	37,075	29,409	442,104
Total	$91,694	$185,752	$98,806	$37,075	$29,458	$442,785
For the Year Ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,765)	1,210	250	400	5	100
Charge-offs	—	—	—	—	—	—
Recoveries	1,071	—	—	—	50	1,121
Ending balance	$1,583	$3,660	$758	$811	$424	$7,236
As of December 31, 2013:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,548	3,660	758	811	424	7,201
Total	$1,583	$3,660	$758	$811	$424	$7,236
Loans:
Ending balance: individually evaluated for impairment	$924	$—	$—	$—	$29	$953
Ending balance: collectively evaluated for impairment	75,473	167,419	82,795	30,102	26,758	382,547
Total	$76,397	$167,419	$82,795	$30,102	$26,787	$383,500

There were no loans acquired with deteriorated credit quality as of December 31, 2014 and 2013.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of December 31, 2014 and 2013, the allowance for unfunded lending commitments was $320,000 and $270,000, respectively and is primarily related to $146.4 million and $104.3 million in commitments to extend credit to customers and $2.7 million and $2.6 million in standby/commercial letters of credit at December 31, 2014 and 2013, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of December 31, 2014 and 2013. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. Total additions to non-performing loans during the years ended December 31, 2014 and 2013 were none and $198,000, respectively. Non-performing loans represented 0.1% and 0.2% of total loans at December 31, 2014 and 2013, respectively. There were no accruing loans past due 90 days or more at December 31, 2014 and 2013.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of December 31, 2014:
Commercial	$—	$60	$572	$632	$91,062	$91,694
Commercial real estate	—	—	—	—	185,752	185,752
Residential	—	—	—	—	98,806	98,806
Land and construction	—	—	—	—	37,075	37,075
Consumer and other	—	—	—	—	29,458	29,458
Totals	$—	$60	$572	$632	$442,153	$442,785

As of December 31, 2013:
Commercial	$187	$—	$706	$893	$75,504	$76,397
Commercial real estate		—	—	—	167,419	167,419
Residential	—	—	—	—	82,795	82,795
Land and construction	—	—	—	—	30,102	30,102
Consumer and other	—	—	29	29	26,758	26,787
Totals	$187	$—	$735	$922	$382,578	$383,500

The following table sets forth non-accrual loans and other real estate owned at December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Non-accrual loans:
Commercial	$632	$706
Commercial real estate	—	—
Land and construction	—	—
Consumer and other	—	29
Total non-accrual loans	632	735
OREO	—	90
Total non-performing assets	$632	$825

Non-performing assets to gross loans and OREO	0.14%	0.22%
Non-performing assets to total assets	0.11%	0.15%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at December 31, 2014 and 2013. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of December 31, 2014:
Grade:
Pass	$90,235	$185,201	$98,806	$37,075	$29,409
Special Mention	180	—	—	—	—
Substandard	1,279	551	—	—	49
Total	$91,694	$185,752	$98,806	$37,075	$29,458

As of December 31, 2013:
Grade:
Pass	$73,824	$166,828	$82,795	$26,801	$26,503
Special Mention	1,149	—	—	3,301	206
Substandard	1,424	591	—	—	78
Total	$76,397	$167,419	$82,795	$30,102	$26,787

There were no loans assigned to the Doubtful or Loss grade as of December 31, 2014 and 2013.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the year ended December 31, 2014:
With no related allowance recorded:
Commercial	$572	$848	$—	$707
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	49	49	—	36
With an allowance recorded:
Commercial	$60	$74	$20	$106
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$632	$922	$20	$813
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$49	$49	$—	$36
As of and for the year ended December 31, 2013:
With no related allowance recorded:
Commercial	$789	$1,065	$—	$841
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	29	29	—	240
With an allowance recorded:
Commercial	$135	$142	$35	$155
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$924	$1,207	$35	$996
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$29	$29	$—	$240

During the years ended December 31, 2014 and 2013, the average balance of impaired loans was $849,000 and $1.2 million, respectively. As of December 31, 2014 and 2013, there was $632,000 and $735,000, respectively, of impaired loans on non-accrual status. During the year ended December 31, 2014 and 2013, interest income recognized on impaired loans subsequent to their classification as impaired was $8,000 and $9,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the years ended December 31, 2014 and 2013 are set forth in the following table.

	For the Years Ended December 31,
	2014			2013
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$50	$50	—	$—	$—

The modification in connection with the troubled debt restructurings during the year ended December 31, 2014 was primarily related to extending the amortization period of this loan. The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. During the year ended December 31, 2013, there was one commercial loan, with a recorded investment of $572,000 at December 31, 2013, that defaulted within twelve months of its modification date. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2014 and 2013 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	December 31, 2014		December 31, 2013
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,650	$(23)	$2,706	$15
Commercial loan interest rate swaps	$(2,650)	$23	$(2,706)	$(15)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2014 and 2013 were as follows:

	December 31, 2014 Weighted-Average		December 31, 2013 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.37%	4.85%	3.37%	4.85%
Non-hedging interest rate swaps	4.85%	3.37%	4.85%	3.37%

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

Comprehensive income, which includes net income, the net change in unrealized gains on investment securities available for sale and the reclassification of net gains included in earnings, is presented below:

	For the Years Ended December 31,
(in thousands)	2014	2013
Net income	$2,361	$6,863
Other comprehensive income:
Change in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $561 and ($1,327), respectively	804	(1,900)
Reclassification for net gains included in earnings, net of tax expense of $484 and $338, respectively	(694)	(484)
Comprehensive income	$2,471	$4,479

Reclassification adjustments of $1.2 million and $822,000 for the years ended December 31, 2014 and 2013, respectively, are included in non-interest income within the Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the years ended December 31, 2014 and 2013 was $484,000 and $338,000, respectively, and is included in income tax provision within the Consolidated Statements of Operations and Comprehensive Income.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	For the Years Ended December 31,
(in thousands)	2014	2013
Beginning balance	$52	$2,436
Other comprehensive income (loss) before reclassifications	804	(1,900)
Amounts reclassified from accumulated other comprehensive income	(694)	(484)
Net other comprehensive income (loss)	110	(2,384)
Ending balance	$162	$52

(6)	Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors, as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Gross loan commitments for officers and directors of the Company were $3.1 million at both December 31, 2014 and 2013. The outstanding balances for these loans were $2.4 million and $1.5 million at December 31, 2014 and 2013, respectively.

The following is a summary of related party loan activities for the years ended December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Beginning balance	$1,514	$792
Credits granted	1,030	1,265
Repayments	(193)	(543)
Ending balance	$2,351	$1,514

Deposits by officers and directors of the Company at December 31, 2014 and 2013 totaled approximately $8.5 million and $6.0 million, respectively.

(7)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2014 and 2013 are comprised of the following:

	December 31,
(in thousands)	2014	2013
Leasehold improvements	$1,537	$1,316
Furniture & equipment	2,803	2,515
Software	847	767
Total	5,187	4,598
Accumulated depreciation	(3,727)	(3,313)
Premises and equipment, net	$1,460	$1,285

Depreciation and amortization included in occupancy expense for the years ended December 31, 2014 and 2013 amounted to $491,000 and $508,000, respectively.

(8)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$282,217	56.1%	$236,869	52.3%
Interest bearing demand deposits	25,492	5.1%	21,005	4.6%
Money market deposits and savings	154,706	30.7%	151,879	33.6%
Certificates of deposit	40,757	8.1%	43,013	9.5%
Total	$503,172	100.0%	$452,766	100.0%

At December 31, 2014, the Company had two certificates of deposits with the State of California Treasurer’s Office for a total of $38.0 million that represented 7.6% of total deposits. Each of these deposits are scheduled to mature in the first quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2013, the Company had four certificate of deposit accounts with the State of California Treasurer’s Office for a total of $38.0 million that represented 8.4% of total deposits. The Company was required to pledge $41.8 million of investment securities at both December 31, 2014 and 2013, in connection with these certificates of deposit.

At December 31, 2014, the Company had $505,000 of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which represented 0.1% of total deposits. At December 31, 2013, the Company had $2.1 million of CDARS reciprocal deposits, which represented 0.5% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or greater at December 31, 2014 and 2013 was $40.0 million and $42.1 million, respectively. At December 31, 2014, the maturity distribution of certificates of deposit of $100,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $39.1 million maturing in six months or less, $807,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at December 31, 2014.

(dollars in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$39,705	$914	$98
1.00% to 1.99%	—	12	28
Total	$39,705	$926	$126

(9)	Other Borrowings

At December 31, 2014 and 2013, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $146.0 million and $169.9 million, respectively. The Company had $17.5 million and $27.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2014 and 2013, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at December 31, 2014 and 2013.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2014 and 2013 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2014	2013
May 23, 2014	1.14%	$—	$2,500
December 29, 2014	0.83%	—	5,000
December 30, 2014	0.74%	—	2,500
May 26, 2015	1.65%	2,500	2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
Total		$17,500	$27,500

At December 31, 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at December 31, 2014. As of December 31, 2014 and 2013, the Company had pledged $2.5 million and $3.1 million, respectively of corporate notes related to these lines of credit.

(10)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $146.4 million and $104.3 million in commitments to extend credit to customers and $2.7 million and $2.6 million in standby/commercial letters of credit at December 31, 2014 and 2013, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $136,000 and $73,000 as of December 31, 2014 and 2013, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense, was $951,000 and $739,000 for the years ended December 31, 2014 and 2013, respectively.

The projected minimum rental payments under the term of the leases at December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$956
2016	985
2017	1,015
2018	1,046
2019	834
Thereafter	3,600
Total	$8,436

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2014 and 2013, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands):

Years ending December 31,
2015	$554
2016	359
2017	202
2018	129
2019	103
Thereafter	124
Total	$1,471

(11)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$26,128	$3,885	$22,243	$—
Corporate Notes	2,538	—	2,538	—
Residential Mortgage-Backed Securities	51,023	—	51,023	—
Derivative Assets – Interest Rate Swaps	23	—	23	—
Derivative Liabilities – Interest Rate Swaps	23	—	23	—
At December 31, 2013:
Investments-Available for Sale
Corporate Notes	$3,108	$—	$3,108	$—
Residential Mortgage-Backed Securities	103,164	—	103,164	—
Derivative Assets – Interest Rate Swaps	15	—	15	—
Derivative Liabilities – Interest Rate Swaps	15	—	15	—

AFS securities — As of December 31, 2014 and 2013, the Level 2 fair value of the Company’s residential mortgage-backed securities was $51.0 million and $103.2 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At December 31, 2014 and 2013, the weighted average rate and weighted average life of these securities were 1.82% and 2.12%, respectively, and 3.64 years and 3.85 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 and 2 measurements during the years ended December 31, 2014 and 2013.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Impaired loans
Commercial	$612	$—	$—	$612
At December 31, 2013:
Impaired loans
Commercial	$672	$—	$—	$672
OREO
Land and construction	90	—	—	90
Total	$762	$—	$—	$762

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company recorded net recoveries of $263,000 and $1.1 million on impaired loans during the years ended December 31, 2014 and 2013, respectively.

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

The estimated fair value and carrying amounts of the financial instruments at December 31, 2014 and 2013 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Assets
Cash and cash equivalents	$58,464	$58,464	$—	$—	$58,464
Investment securities	79,689	3,885	75,804	—	79,689
FRB stock	1,655	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	435,257	—	—	433,588	433,588
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest receivable	1,418	1,418	—	—	1,418
Liabilities
Non-interest bearing deposits	$282,217	$282,217	$—	$—	$282,217
Interest bearing deposits	220,955	180,198	40,757	—	220,955
Other borrowings	17,500	—	17,551	—	17,551
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest payable	23	23	—	—	23
As of December 31, 2013
Assets
Cash and cash equivalents	$44,688	$44,688	$—	$—	$44,688
Investment securities	106,272	—	106,272	—	106,272
FRB stock	1,570	—	—	—	N/A
FHLB stock	3,062	—	—	—	N/A
Loans, net	376,312	—	—	376,249	376,249
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest receivable	1,132	1,132	—	—	1,132
Liabilities
Non-interest bearing deposits	$236,869	$236,869	$—	$—	$236,869
Interest bearing deposits	215,897	172,884	43,013	—	215,897
Other borrowings	27,500	—	27,562	—	27,562
Non-hedging interest rate swaps	15	—	15	—	15
Accrued interest payable	29	29	—	—	29

(13)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2014 and 2013, respectively:

	Years ended December 31,
(in thousands)	2014	2013
Loan arrangement fees	$—	$667
Gain on sale of AFS investment securities	1,178	822
Service charges and other operating income	533	304
Total non-interest income	$1,711	$1,793

(14)	Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2014, and 2013, respectively:

	Years ended December 31,
(in thousands)	2014	2013
Loan expenses	$85	$413
Board of Directors fees/non-cash stock expenses	434	362
OCC assessments	148	135
Branch and production office expenses	777	595
Stationery and supplies	109	89
Insurance	76	87
Dues, memberships and subscriptions	202	123
Stockholders expense	128	136
Telephone	102	122
Delaware Franchise Tax	110	107
Provision for unfunded lending commitments	50	67
Personnel hiring expenses	76	49
Other expenses	238	2
Total other operating expenses	$2,535	$2,287

(15)	Stock-Based Compensation

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

Non-cash stock compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $879,000 and $749,000 for the years ended December 31, 2014 and 2013, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2014, and 2013 was $541,000 and $686,000, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the years ended December 31, 2014 and 2013, respectively.

	Years Ended December 31,
	2014		2013
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	529,529	$4.62	563,516	$4.23
Granted	228,000	7.63	138,500	5.82
Vested	(141,654)	3.82	(160,237)	4.28
Forfeited and surrendered	—	—	(12,250)	4.56
Ending balance	615,875	$5.92	529,529	$4.62

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the years ended December 31, 2014 and 2013, there were 72,000 and 41,900, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the year ended December 31, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00 per share. There were no options cancelled under the plan for the year ended December 31, 2013. The remaining contractual life of the 2004 Founder Stock Options outstanding was 0.15 years at December 31, 2013. All options under the 2004 Founder Stock Option Plan were exercisable at December 31, 2013. At December 31, 2013, the weighted average exercise price of the 91,800 shares outstanding under the 2004 Founder Stock Option Plan was $5.00.

There have been no options granted, or cancelled under the Director and Employee Stock Option Plan for the years ended December 31, 2014 or 2013. There have been 450,600 and none options exercised during the years ended December 31, 2014 and 2013, respectively, at a weighted average price of $5.07 per share. The remaining contractual life of the Director and Employee Stock Options outstanding was 0.58 years and 0.79 years at December 31, 2014 and 2013, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2014 and 2013. At December 31, 2014 and 2013, the weighted average exercise price of the 350,073 and 800,673 shares, respectively, outstanding under the Director and Employee Stock Option Plan was $8.06 and $6.37, respectively.

The following tables detail the amount of shares authorized and available under all stock plans as of December 31, 2014:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	912,524	350,073	—

2005 Equity Incentive Plan	1,200,000	799,398	387,875	—

2013 Equity Incentive Plan	750,000	—	228,000	522,000

(16)	Income Taxes

The income tax provision (benefit) consists of the following for the years ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Current:
Federal	$1,573	$92
State	263	24
Deferred:
Federal	(77)	1,003
State	144	130
	1,903	1,249
Valuation allowance	—	(4,308)
Income tax provision (benefit)	$1,903	$(3,059)

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2014 and 2013 to the loss before income tax provision and the effective tax rate are as follows:

	2014		2013
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision at statutory rate	$1,450	34%	$1,293	34%
Changes due to:
State franchise tax, net of federal income tax	310	7%	272	7%
Alternative minimum tax	—	—%	(86)	(2)%
Valuation allowance	—	—%	(4,308)	(113)%
Other, net	143	4%	(230)	(6)%
Total income tax provision (benefit)	$1,903	45%	$(3,059)	(80)%

The major components of the net deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,336	$1,295
Equity compensation	646	594
Depreciation	96	118
Accrued compensation	390	394
Deferred rent	228	173
Net operating losses	—	399
Other	562	298
Total deferred tax assets	3,258	3,271
Deferred tax liabilities:
Prepaid expenses	93	39
Federal Home Loan Bank stock dividends	57	57
Net unrealized gains on investment securities	113	88
Total deferred tax liabilities	263	184
Net deferred tax assets	$2,995	$3,087

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

At December 31, 2014 and 2013, the Company had a net deferred tax asset of approximately $3.0 million and $3.1 million, respectively.

No uncertain tax positions were identified as of December 31, 2014 and 2013, and the Company had no tax reserve for uncertain tax positions at December 31, 2014 and 2013. The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months. Furthermore, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense. At December 31, 2014 and 2013, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011 and 2010, respectively.

(17)	Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salaries on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participants. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of the employees for the years ended December 31, 2014 and 2013 was $199,000 and $182,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2014 and 2013 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

December 31, 2013:
Total Risk-Based Capital Ratio	$58,620	14.18%	$56,555	13.69%	$33,062	8.00%	$41,326	10.00%
Tier 1 Risk-Based Capital Ratio	$53,425	12.93%	$51,361	12.43%	$16,531	4.00%	$24,796	6.00%
Tier 1 Leverage Ratio	$53,425	9.70%	$51,361	9.32%	$22,025	4.00%	$27,541	5.00%

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

Consent Order

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order required the Bank to take corrective action to enhance its program and procedures for compliance with the Bank Secrecy Act (“BSA”) and other anti-money laundering regulations (“AML”).

On February 23, 2015, the Board of Directors of the Bank was notified by the OCC that the OCC is terminating its Consent Order with the Bank, dated September 11, 2013, effective immediately.

(19)	Parent Company Only Condensed Financial Information

The condensed financial statements of 1st Century Bancshares, Inc. as of and for the years ended December 31, 2014 and 2013 are presented below:

Condensed Balance Sheets

(in thousands)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$3,961	$2,082
Investment in subsidiary bank	57,757	53,324
Total Assets	$61,718	$55,406

Liabilities and Stockholders’ Equity
Other liabilities	$25	$18

Common stock	121	114
Additional paid-in capital	71,736	67,231
Accumulated deficit	(1,675)	(4,036)
Accumulated other comprehensive income	162	52
Treasury stock at cost	(8,651)	(7,973)
Total Stockholders’ Equity	61,693	55,388
Total Liabilities and Stockholders’ Equity	$61,718	$55,406

Condensed Statements of Operations and Comprehensive Income

	Years ended December 31,
(in thousands)	2014	2013
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Compensation and benefits	(33)	(35)
Other operating expenses	(60)	(63)
Loss before taxes	(93)	(98)
Income tax provision	—	—
Loss before equity in undistributed income of subsidiary bank	(93)	(98)
Equity in undistributed income of subsidiary bank	2,454	6,961
Net income	$2,361	$6,863
Comprehensive income	$2,471	$4,479

Condensed Statements of Cash Flows

	Years ended December, 31
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$2,361	$6,863
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiary bank	(2,454)	(6,961)
Increase in other liabilities	7	—
Net cash used in operating activities	(86)	(98)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,643	1,435
Shares surrendered to pay taxes on vesting of restricted stock	(678)	(461)
Net cash provided by financing activities	1,965	974
Net change in cash and cash equivalents	1,879	876
Cash and cash equivalents, beginning of year	2,082	1,206
Cash and cash equivalents, end of year	$3,961	$2,082

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of 1st Century Bancshares, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 5, 2015