Form 10-Q
period 2015-03-31
1st Century Bancshares, Inc.
filed 2015-05-08
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

10,166,441 shares of common stock of the registrant were outstanding as of May 1, 2015.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2015

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions; renewed deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2014 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$8,115	$7,484
Interest earning deposits at other financial institutions	51,988	50,980
Total cash and cash equivalents	60,103	58,464
Investment securities — Available for Sale (“AFS”), at estimated fair value	72,978	79,689
Loans, net of allowance for loan losses of $7,765 and $7,599 at March 31, 2015 and December 31, 2014, respectively	472,093	435,257
Premises and equipment, net	1,640	1,460
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,822	4,822
Accrued interest and other assets	5,014	5,526
Total Assets	$616,650	$585,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$318,646	$282,217
Interest bearing deposits:
Interest bearing checking (“NOW”)	24,768	25,492
Money market deposits and savings	150,346	154,706
Certificates of deposit less than $250	1,964	2,185
Certificates of deposit of $250 or greater	38,572	38,572
Total deposits	534,296	503,172
Other borrowings	17,500	17,500
Accrued interest and other liabilities	2,305	2,853
Total Liabilities	554,101	523,525

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,155,310 and 12,129,310 issued at March 31, 2015 and December 31, 2014, respectively	122	121
Additional paid-in capital	71,959	71,736
Accumulated deficit	(1,360)	(1,675)
Accumulated other comprehensive income	479	162
Treasury stock at cost — 1,988,869 shares at both March 31, 2015 and December 31, 2014, respectively	(8,651)	(8,651)
Total Stockholders’ Equity	62,549	61,693
Total Liabilities and Stockholders’ Equity	$616,650	$585,218

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest and fee income on:
Loans	$4,717	$3,868
Investments	347	561
Other	114	109
Total interest and fee income	5,178	4,538

Interest expense on:
Deposits	110	110
Borrowings	48	82
Total interest expense	158	192
Net interest income	5,020	4,346

Provision for loan losses	150	—
Net interest income after provision for loan losses	4,870	4,346

Non-interest income:
Gain on sale of AFS investment securities	75	253
Other operating income	155	112
Total non-interest income	230	365
Non-interest expenses:
Compensation and benefits	2,695	2,459
Occupancy	475	372
Professional fees	178	153
Technology	230	193
Marketing	101	76
FDIC assessments	95	77
Other operating expenses	765	669
Total non-interest expenses	4,539	3,999
Income before income taxes	561	712
Income tax provision	246	310
Net income	315	402

Other Comprehensive Income:
Net change in unrealized gains on AFS investments, net of tax	317	112
Comprehensive Income	$632	$514

Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock				Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	20,000	—	—	—	—	—	—	—
Exercise of stock options	502,600	5	2,508	—	—	—	—	2,513
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	186	—	—	—	—	186
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(37,078)	(264)	(264)
Net income	—	—	—	402	—	—	—	402
Other comprehensive income	—	—	—	—	112	—	—	112
Balance at March 31, 2014	11,901,310	$119	$69,925	$(3,634)	$164	(1,934,980)	$(8,237)	$58,337

Balance at December 31, 2014	12,129,310	$121	$71,736	$(1,675)	$162	(1,988,869)	$(8,651)	$61,693
Restricted stock issued	26,000	1	(1)	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	224	—	—	—	—	224
Net income	—	—	—	315	—	—	—	315
Other comprehensive income	—	—	—	—	317	—	—	317
Balance at March 31, 2015	12,155,310	$122	$71,959	$(1,360)	$479	(1,988,869)	$(8,651)	$62,549

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$315	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	152	122
Amortization of premiums on investment securities, net	156	247
Provision for loan losses	150	—
Amortization (accretion) of deferred loan cost and fees, net	6	(7)
Gain on sale of AFS investment securities	(75)	(253)
Non-cash stock compensation, net of forfeitures	224	186
Decrease (increase) in accrued interest and other assets	291	(187)
Decrease in accrued interest and other liabilities	(548)	(370)
Net cash provided by operating activities	671	140
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(2,010)	(16,001)
Maturities and principal reductions	3,195	4,842
Proceeds from sale of securities	5,983	15,078
(Increase) decrease in loans, net	(36,992)	7,507
Purchase of premises and equipment	(332)	(107)
Net cash (used in) provided by investing activities	(30,156)	11,319
Cash flows from financing activities:
Net increase in deposits	31,124	14,339
Proceeds from exercise of stock options	—	2,513
Shares surrendered to pay taxes on vesting of stock based compensation	—	(264)
Net cash provided by financing activities	31,124	16,588
Increase in cash and cash equivalents	1,639	28,047
Cash and cash equivalents, beginning of period	58,464	44,688
Cash and cash equivalents, end of period	$60,103	$72,735

Supplemental cash flow information:
Cash paid during the period for:
Interest	$170	$193
Income taxes	$140	$20

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim period presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2014, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of Bancshares and the Bank. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2015.

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

At March 31, 2015 and December 31, 2014, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three months ended March 31, 2015 and 2014, there were 350,073, of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three months ended March 31, 2015 and 2014, there were 17,044 and 13,111, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net income	$315	$402
Average number of common shares outstanding	9,537,677	9,293,251
Effect of dilution of stock options	—	366,164
Effect of dilution of restricted stock	266,656	51,082
Average number of common shares outstanding used to calculate diluted earnings per common share	9,804,333	9,710,497

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). The amendments of ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. This ASU is effective for both annual and interim periods beginning after December 15, 2014. The adoption of ASU 2014-04 did not have an impact on its financial statements and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and improve related disclosures. This ASU also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance. ASU 2014-08 will be effective for annual financial statements with fiscal years beginning on or after December 31, 2014 and interim periods thereafter. The adoption of ASU 2014-08 did not have an impact on its financial statements and disclosures.

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

(2)	Investments

The following is a summary of the investments categorized as Available for Sale at March 31, 2015 and December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At March 31, 2015:
Investments — Available for Sale
U.S. Treasuries and Government Agencies	$22,076	$431	$—	$22,507
Corporate Notes	2,018	8	—	2,026
Residential Mortgage-Backed Securities	48,071	420	(46)	48,445
Total	$72,165	$859	$(46)	$72,978
At December 31, 2014:
Investments — Available for Sale
U.S Treasuries and Government Agencies	$25,973	$160	$(5)	$26,128
Corporate Notes	2,528	10	—	2,538
Residential Mortgage-Backed Securities	50,913	275	(165)	51,023
Total	$79,414	$445	$(170)	$79,689

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2015 or December 31, 2014. At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at March 31, 2015 and December 31, 2014, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $58.8 million and $48.4 million, respectively. Deposits from the State of California were $38.0 million at both March 31, 2015 and December 31, 2014.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at March 31, 2015. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.87 years at March 31, 2015.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasuries and Government Agencies	$—	—%	$14,137	1.71%	$8,370	2.11%	$—	—%	$22,507	1.86%
Corporate Notes	2,026	1.31	—	—	—	—	—	—	2,026	1.31
Residential Mortgage-Backed Securities	—	—	491	5.20	22,014	1.57	25,940	1.93	48,445	1.80
Total	$2,026	1.31%	$14,628	1.83%	$30,384	1.72%	$25,940	1.93%	$72,978	1.80%

A total of 8 and 26 securities had unrealized losses at March 31, 2015 and December 31, 2014, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2015:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(17)	$5,153	$(29)	$6,481
At December 31, 2014:
Investments-Available for Sale
U.S Treasuries and Government Agencies	$(5)	$8,057	$—	$—
Residential Mortgage-Backed Securities	(35)	11,694	(130)	17,651

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at March 31, 2015 and December 31, 2014 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the three months ended March 31, 2015, the Company sold available for sale investment securities with an amortized cost of $5.9 million resulting in realized gains of $75,000, which were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. During the three months ended March 31, 2014 the Company sold a total of $14.8 million of available for sale securities resulting in realized gains of $253,000.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 83.8% and 83.5% of all loans are secured by real estate at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$98,979	20.6%	$91,694	20.7%
Commercial real estate	201,375	42.0%	185,752	42.0%
Residential	101,303	21.1%	98,806	22.3%
Land and construction	46,116	9.6%	37,075	8.4%
Consumer and other (2)	32,038	6.7%	29,458	6.6%
Loans, gross	479,811	100.0%	442,785	100.0%
Net deferred costs	47		71
Less — allowance for loan losses	(7,765)		(7,599)
Loans, net	$472,093		$435,257

(1) Unsecured commercial loan balances were $23.3 million and $25.1 million at March 31, 2015 and December 31, 2014, respectively.

(2)  Unsecured consumer and other loan balances were $6.5 million and $5.1 million at March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2015 and 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	—	10	100	40	150
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,768	$3,825	$757	$916	$499	$7,765
As of March 31, 2015:
Ending balance: individually evaluated for impairment	$20	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	1,748	3,825	757	916	499	7,745
Total	$1,768	$3,825	$757	$916	$499	$7,765
Loans:
Ending balance: individually evaluated for impairment	$632	$—	$—	$—	$49	$681
Ending balance: collectively evaluated for impairment	98,347	201,375	101,303	46,116	31,989	479,130
Total	$98,979	$201,375	$101,303	$46,116	$32,038	$479,811
Three Months Ended March 31, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(20)	—	20	—	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,579	$3,660	$778	$811	$424	$7,252
As of March 31, 2014:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,544	3,660	778	811	424	7,217
Total	$1,579	$3,660	$778	$811	$424	$7,252
Loans:
Ending balance: individually evaluated for impairment	$924	$—	$—	$—	$29	$953
Ending balance: collectively evaluated for impairment	73,235	164,133	83,485	27,985	26,196	375,034
Total	$74,159	$164,133	$83,485	$27,985	$26,225	$375,987

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$20	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	1,732	3,825	747	816	459	7,579
Total	$1,752	$3,825	$747	$816	$459	$7,599
Loans:
Ending balance: individually evaluated for impairment	$632	$—	$—	$—	$49	$681
Ending balance: collectively evaluated for impairment	91,062	185,752	98,806	37,075	29,409	442,104
Total	$91,694	$185,752	$98,806	$37,075	$29,458	$442,785

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of March 31, 2015 and December 31, 2014, the allowance for unfunded lending commitments was $345,000 and $320,000, respectively, and is primarily related to $142.9 million and $146.4 million in commitments to extend credit to customers and $2.1 million and $2.7 million in standby/commercial letters of credit at March 31, 2015 and December 31, 2014, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of March 31, 2015 and December 31, 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. There were no additions to non-performing loans during the three months ended March 31, 2015 and 2014. Non-performing loans represented 0.13% and 0.14% of total loans at March 31, 2015 and December 31, 2014, respectively. There were no accruing loans past due 90 days or more at March 31, 2015 and December 31, 2014.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of March 31, 2015:
Commercial	$374	$60	$572	$1,006	$97,973	$98,979
Commercial real estate	—	—	—	—	201,375	201,375
Residential	—	—	—	—	101,303	101,303
Land and construction	—	—	—	—	46,116	46,116
Consumer and other	—	—	—	—	32,038	32,038
Totals	$374	$60	$572	$1,006	$478,805	$479,811
As of December 31, 2014:
Commercial	$—	$60	$572	$632	$91,062	$91,694
Commercial real estate	—	—	—	—	185,752	185,752
Residential	—	—	—	—	98,806	98,806
Land and construction	—	—	—	—	37,075	37,075
Consumer and other	—	—	—	—	29,458	29,458
Totals	$—	$60	$572	$632	$442,153	$442,785

The following table sets forth non-accrual loans and other real estate owned at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans:
Commercial	$632	$632
Consumer and other	—	—
Total non-accrual loans	632	632
Total non-performing assets	$632	$632

Non-performing assets to gross loans and OREO	0.13%	0.14%
Non-performing assets to total assets	0.10%	0.11%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at March 31, 2015 and December 31, 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of March 31, 2015:
Grade:
Pass	$97,520	$201,375	$101,303	$46,116	$31,989
Special Mention	180	—	—	—	—
Substandard	1,279	—	—	—	49
Total	$98,979	$201,375	$101,303	$46,116	$32,038
As of December 31, 2014:
Grade:
Pass	$90,235	$185,201	$98,806	$37,075	$29,409
Special Mention	180	—	—	—	—
Substandard	1,279	551	—	—	49
Total	$91,694	$185,752	$98,806	$37,075	$29,458

There were no loans assigned to the Doubtful or Loss grade as of March 31, 2015 and December 31, 2014.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the three months ended March 31, 2015:
With no related allowance recorded:
Commercial	$572	$848	$—	$572
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	49	49	—	49
With an allowance recorded:
Commercial	$60	$74	$20	$60
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$632	$922	$20	$632
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$49	$49	$—	$49
As of and for the year ended December 31, 2014:
With no related allowance recorded:
Commercial	$572	$848	$—	$707
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	49	49	—	36
With an allowance recorded:
Commercial	$60	$74	$20	$106
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$632	$922	$20	$813
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$49	$49	$—	$36

During the three months ended March 31, 2015, the average balance of impaired loans was $681,000, compared to $1.0 million for the same period last year. As of March 31, 2015 and December 31, 2014, there were $632,000 of impaired loans on non-accrual status. During the three months ended March 31, 2015, interest income recognized on impaired loans subsequent to their classification as impaired was $1,000, compared to $2,000 for the same period last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three months ended March 31, 2015 and 2014. The impact on the Company’s determination of the allowance for loan losses related to troubled debt restructurings was not material and resulted in no charge-offs during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015 and 2014, there were no defaults recorded on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2015 and December 31, 2014 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	March 31, 2015		December 31, 2014
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,633	$(49)	$2,650	$(23)
Commercial loan interest rate swaps	$(2,633)	$49	$(2,650)	$23

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2015 and December 31, 2014 were as follow:

	March 31, 2015 Weighted-Average		December 31, 2014 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.38%	4.85%	3.37%	4.85%
Non-hedging interest rate swaps	4.85%	3.38%	4.85%	3.37%

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

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$315	$402
Other comprehensive income:
Increase in net unrealized gains on investment securities available for sale, net of tax expense of $252 and $182 for the three months ended March 31, 2015 and 2014, respectively	361	261
Reclassification for net gains included in earnings, net of tax expense of $31 and $104 for the three months ended March 31, 2015 and 2014, respectively	(44)	(149)
Comprehensive income	$632	$514

Reclassification adjustments of $75,000 and $253,000 for the three months ended March 31, 2015 and 2014, respectively, are included in non-interest income within the unaudited Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the three months ended March 31, 2015 and 2014 was $31,000 and $104,000, respectively, and is included in income tax provision within the unaudited Consolidated Statements of Operations and Comprehensive Income.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Beginning balance	$162	$52
Other comprehensive income before reclassifications	361	261
Amounts reclassified from accumulated other comprehensive income	(44)	(149)
Net other comprehensive income	317	112
Ending balance	$479	$164

(6)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at March 31, 2015 and December 31, 2014 are comprised of the following:

(in thousands)	March 31, 2015	December 31, 2014
Leasehold improvements	$1,720	$1,537
Furniture & equipment	2,952	2,803
Software	847	847
Total	5,519	5,187
Accumulated depreciation	(3,879)	(3,727)
Premises and equipment, net	$1,640	$1,460

Depreciation and amortization included in occupancy expense was $152,000 and $122,000 for the three months ended March 31, 2015 and 2014, respectively.

(7)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$318,646	59.6%	$282,217	56.1%
Interest bearing checking	24,768	4.6%	25,492	5.1%
Money market deposits and savings	150,346	28.1%	154,706	30.7%
Certificates of deposit	40,536	7.7%	40,757	8.1%
Total	$534,296	100.0%	$503,172	100.0%

At March 31, 2015, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.1% of total deposits. The deposits outstanding at March 31, 2015 are scheduled to mature in the second quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.6% of total deposits. The Company was required to pledge $41.8 million of agency mortgage-backed securities at both March 31, 2015 and December 31, 2014, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $250,000 or greater was $38.6 million at both March 31, 2015 and December 31, 2014. At March 31, 2015, the maturity distribution of certificates of deposit of $250,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $38.3 million maturing in six months or less, $315,000 maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2015.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$39,696	$800	$—
1.00%	to	1.99%	—	12	28
Total			$39,696	$812	$28

(8)	Other Borrowings

At March 31, 2015 and December 31, 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $146.3 million and $146.0 million, respectively. The Company had $17.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at both March 31, 2015 and December 31, 2014. The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2015 and December 31, 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2015 and December 31, 2014 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2015	December 31, 2014
May 26, 2015	1.65%	$2,500	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$17,500	$17,500

At March 31, 2015 and December 31, 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of March 31, 2015 and December 31, 2014, the Company had pledged $2.0 million and $2.5 million, respectively, of corporate notes related to these lines of credit.

(9)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $142.9 million and $146.4 million in commitments to extend credit to customers and $2.1 million and $2.7 million in standby/commercial letters of credit at March 31, 2015 and December 31, 2014, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $162,000 and $136,000 as of March 31, 2015 and December 31, 2014, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense, was $266,000 and $197,000 for the three months ended March 31, 2015 and 2014, respectively.

The projected minimum rental payments under the term of the leases at March 31, 2015 are as follows (in thousands):

Years ending December 31,
2015 (April-December)	$720
2016	985
2017	1,015
2018	1,046
2019	834
Thereafter	3,600
Total	$8,200

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2015 and December 31, 2014, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2015 (April-December)	$583
2016	409
2017	229
2018	143
2019	114
Thereafter	136
Total	$1,614

(10)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$22,507	$3,951	$18,556	$—
Corporate Notes	2,026	—	2,026	—
Residential Mortgage-Backed Securities	48,445	—	48,445	—
Derivative Assets – Interest Rate Swaps	49	—	49	—
Derivative Liabilities – Interest Rate Swaps	49	—	49	—
At December 31, 2014:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$26,128	$3,885	$22,243	$—
Corporate Notes	2,538	—	2,538	—
Residential Mortgage-Backed Securities	51,023	—	51,023	—
Derivative Assets – Interest Rate Swaps	23	—	23	—
Derivative Liabilities – Interest Rate Swaps	23	—	23	—

AFS securities — As of March 31, 2015 and December 31, 2014, the Level 2 fair value of the Company’s residential mortgage-backed securities was $48.4 million and $51.0 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2005 through the current period. These loans are geographically dispersed throughout the United States. At March 31, 2015 and December 31, 2014, the weighted average yield and weighed average life of these securities were 1.80% and 1.82%, respectively, and 3.59 years and 3.64 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three months ended March 31, 2015 and 2014.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015:
Impaired loans
Commercial	$612	$—	$—	$612
At December 31, 2014:
Impaired loans
Commercial	$612	$—	$—	$612

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

The estimated fair value and carrying amounts of the financial instruments at March 31, 2015 and December 31, 2014 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Assets
Cash and cash equivalents	$60,103	$60,103	$—	$—	$60,103
Investment securities	72,978	3,951	69,027	—	72,978
FRB stock	1,655	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	472,093	—	—	470,841	470,841
Non-hedging interest rate swaps	49	—	49	—	49
Accrued interest receivable	1,389	1,389	—	—	1,389
Liabilities
Non-interest bearing deposits	$318,646	$318,646	$—	$—	$318,646
Interest bearing deposits	215,650	175,114	40,536	—	215,650
Other borrowings	17,500	—	17,581	—	17,581
Non-hedging interest rate swaps	49	—	49	—	49
Accrued interest payable	11	11	—	—	11
As of December 31, 2014
Assets
Cash and cash equivalents	$58,464	$58,464	$—	$—	$58,464
Investment securities	79,689	3,885	75,804	—	79,689
FRB stock	1,655	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	435,257	—	—	433,588	433,588
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest receivable	1,418	1,418	—	—	1,418
Liabilities
Non-interest bearing deposits	$282,217	$282,217	$—	$—	$282,217
Interest bearing deposits	220,955	180,198	40,757	—	220,955
Other borrowings	17,500	—	17,551	—	17,551
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest payable	23	23	—	—	23

(12)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(in thousands)	2015	2014
Gain on sale of AFS investment securities	$75	$253
Service charges and other operating income	155	112
Total non-interest income	$230	$365

(13)	Stock-Based Compensation

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $224,000 and $186,000 for the three months ended March 31, 2015 and 2014, respectively. The fair value of restricted stock awards that vested was $145,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively.

The following table reflects a combined summary of the activities related to restricted stock awards outstanding for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015		2014
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	615,875	$5.92	529,529	$4.62
Granted	26,000	6.50	20,000	7.24
Vested	(20,000)	7.24	(3,504)	3.42
Forfeited and surrendered	—	—	—	—
Ending balance	621,875	$5.90	546,025	$4.72

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the three months ended March 31, 2015 and 2014, there were none and 72,000, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the three months ended March 31, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00 per share. As of March 31, 2015 and 2014, there was no remaining options outstanding related to the plan.

There have been no options granted, or cancelled under the Director and Employee Stock Option Plan for the three months ended March 31, 2015 or 2014. There have been none and 430,600 options exercised during the three months ended March 31, 2015 and 2014, respectively, at a weighted average price of $5.00 per share. The remaining contractual life of the Director and Employee Stock Options outstanding was 0.34 years and 1.28 years at March 31, 2015 and 2014, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2015 and 2014. At March 31, 2015 and 2014, the weighted average exercise price of the 350,073 and 370,073 shares, respectively, outstanding under the Director and Employee Stock Option Plan was $8.06 and $5.59, respectively.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2015:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	912,524	350,073	—

2005 Equity Incentive Plan	1,200,000	799,398	387,875	—

2013 Equity Incentive Plan	750,000	20,000	234,000	496,000

(14)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2014, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as a “well-capitalized” financial institution, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Company’s and the Bank’s capital ratios as of March 31, 2015 and December 31, 2014 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well-Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total Risk-Based Capital Ratio	$68,528	13.31%	$64,595	12.54%	$41,201	8.00%	$51,500	10.00%
Tier 1 Risk-Based Capital Ratio	$62,069	12.05%	$58,137	11.29%	$30,901	6.00%	$41,200	8.00%
Common Equity Tier 1 Capital Ratio	$62,069	12.05%	$58,137	11.29%	$23,175	4.50%	$33,475	6.50%
Tier 1 Leverage Ratio	$62,069	10.44%	$58,137	9.77%	$23,784	4.00%	$29,744	5.00%
December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

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

The phase-in period for the final rules commenced for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2015.

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

Summary of Financial Condition and Results of Operations

For the quarter ended March 31, 2015, the Company recorded net income of $315,000, or $0.03 per diluted share, compared to $402,000, or $0.04 per diluted share, for the same period last year. The decline in net income during the three months ended March 31, 2015 as compared to the same period last year was primarily due to a $150,000 increase in provision for loan losses, a $178,000 decline in gains from the sale of securities, and a $540,000 increase in non-interest expenses. The increase in non-interest expense primarily related to increases in salaries and benefits and occupancy costs. These items were partially offset by an increase in net interest income of $674,000, primarily related to a $79.5 million increase in the average balance of loans during the current quarter as compared to the same period last year.

Total assets at March 31, 2015 were $616.6 million, representing an increase of $31.4 million, or 5.4%, from $585.2 million at December 31, 2014. Cash and cash equivalents at March 31, 2015 were $60.1 million, representing an increase of $1.6 million, or 2.8%, from $58.5 million at December 31, 2014. Loans increased by $37.0 million, from $442.9 million at December 31, 2014 to $479.9 million at March 31, 2015. Loan originations were $61.4 million during the quarter ended March 31, 2015, compared to $24.3 million during the same period last year. Prepayment speeds for the quarter ended March 31, 2015 were 11.0%, compared to 14.3% for the same period last year. Investment securities were $73.0 million at March 31, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $6.7 million, or 8.4%. During the quarter ended March 31, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. During the quarter ended March 31, 2014, the Company sold $14.8 million of investment securities, recognizing gains of $253,000. The weighted average life of our investment securities was 3.87 years and 4.02 years at March 31, 2015 and December 31, 2014, respectively.

Total liabilities at March 31, 2015 increased by $30.6 million, or 5.8%, to $554.1 million compared to $523.5 million at December 31, 2014. This increase is primarily due to a $31.1 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $493.8 million and $462.4 million at March 31, 2015 and December 31, 2014, respectively, representing an increase of $31.4 million, or 6.8%.

Average interest earning assets increased $45.8 million, from $542.0 million for the three months ended March 31, 2014 to $587.9 million for the three months ended March 31, 2015. The weighted average interest rate on interest earning assets was 3.57% and 3.39% for the three months ended March 31, 2015 and 2014, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year.

Average interest bearing deposits and borrowings decreased $14.7 million, from $248.7 million for the three months ended March 31, 2014 to $234.0 million for the three months ended March 31, 2015. The average cost of interest bearing deposits and borrowings was 0.27% during the three months ended March 31, 2015 compared to 0.31% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in interest rates paid on our borrowings, as compared to the same period last year.

At March 31, 2015, stockholders’ equity totaled $62.5 million, or 10.1% of total assets, as compared to $61.7 million, or 10.5% of total assets at December 31, 2014. The Company’s book value per share of common stock was $6.15 as of March 31, 2015, compared to $5.85 and $6.08 per share as of March 31, 2014 and December 31, 2014, respectively.

Set forth below are certain key financial performance ratios and other financial data for the period indicated:

	Three months ended March 31,
	2015	2014
Annualized return on average assets	0.22%	0.30%

Annualized return on average stockholders’ equity	2.06%	2.84%

Average stockholders’ equity to average assets	10.44%	10.48%

Net interest margin	3.46%	3.25%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at March 31, 2015 and 2014. There was no change in the targeted federal funds rate during the three months ended March 31, 2015 and 2014, remaining at 0.00%-0.25%.

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

During the quarter ended March 31, 2015, net interest income was $5.0 million, compared to $4.3 million for the same period last year. The increase in net interest income was attributable to a 22 basis point improvement in our net interest spread. This increase in net interest spread was primarily due to increases in the average balances of our loan portfolio during the quarter ended March 31, 2015 as compared to the same period last year, partially offset by a decline in the average balance of our investment portfolio during the same period. The average balance of our loan portfolio was $454.7 million during the quarter ended March 31, 2015, compared to $375.2 million for the same period last year. The average balance of our investment portfolio was $78.6 million during the quarter ended March 31, 2015, compared to $107.5 million for the same period last year.

The Company’s net interest spread was 3.30% for the three months ended March 31, 2015 compared to 3.08% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.46% for the quarter ended March 31, 2015, compared to 3.25% for the same period last year. The 21 basis point increase in net interest margin is primarily due to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year. The percentage of average loans to total average earning assets increased to 77.3% during the quarter ended March 31, 2015, compared to 69.2% during the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015			2014
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$49,792	$32	0.26%	$54,731	$34	0.25%
U.S. Treasuries and Gov’t agencies	26,365	123	1.89%	888	5	2.14%
Corporate notes	2,295	8	1.33%	3,104	10	1.31%
Residential mortgage-backed securities	49,917	216	1.73%	103,490	546	2.11%
Federal Reserve Bank stock	1,655	25	6.00%	1,570	24	6.00%
Federal Home Loan Bank stock	3,167	57	7.27%	3,062	51	6.82%
Loans (1) (2)	454,663	4,717	4.21%	375,198	3,868	4.18%
Earning assets	587,854	5,178	3.57%	542,043	4,538	3.39%
Other assets	7,303			6,664
Total assets	$595,157			$548,707
Liabilities & Equity
Interest checking (NOW)	$25,798	10	0.16%	$19,879	7	0.15%
Money market deposits and savings	150,034	93	0.25%	158,773	93	0.24%
CDs	40,689	7	0.06%	42,581	10	0.09%
Borrowings	17,503	48	1.12%	27,503	82	1.21%
Total interest bearing deposits and borrowings	234,024	158	0.27%	248,736	192	0.31%
Demand deposits	296,098			239,971
Other liabilities	2,901			2,500
Total liabilities	533,023			491,207
Equity	62,134			57,500
Total liabilities & equity	$595,157			$548,707

Net interest income / spread		$5,020	3.30%		$4,346	3.08%

Net interest margin			3.46%			3.25%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination (cost amortization) and fee accretion of ($6,000) and $7,000 for the three months ended March 31, 2015 and 2014, respectively.

(2)	Includes average non-accrual loans of $632,000 and $735,000 for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31, 2015 Compared to 2014 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(3)	$1	$(2)
U.S. Treasuries and Gov’t agencies	119	(1)	118
Corporate notes	(2)	—	(2)
Residential mortgage-backed securities	(245)	(85)	(330)
Federal Reserve Bank stock	1	—	1
Federal Home Loan Bank stock	2	4	6
Loans	825	24	849
Total increase (decrease) in interest income	697	(57)	640
Interest expense:
Interest checking (NOW)	2	1	3
Money market deposits and savings	(5)	5	—
CDs	—	(3)	(3)
Borrowings	(28)	(6)	(34)
Total decrease in interest expense	(31)	(3)	(34)
Net increase (decrease) in net interest income	$728	$(54)	$674

Provision for Loan Losses

During the three months ended March 31, 2015, we recorded a provision for loan losses of $150,000, compared to no provision for the same period last year. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $180,000, $1.3 million and none, respectively, at March 31, 2015, compared to $3.4 million, $2.1 million and none, respectively, at March 31, 2014. We had net recoveries of $16,000 during both the three months ended March 31, 2015 and 2014. At March 31, 2015, the ALL to total loans was 1.62% compared to 1.72% at December 31, 2014. The risks associated with the adequacy of our ALL and the decline in this ratio may have increased as a result of our loan growth. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of March 31, 2015 and December 31, 2014 was adequate to absorb probable and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.13% and 0.14% at March 31, 2015 and December 31, 2014, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.10% and 0.11% at March 31, 2015 and December 31, 2014, respectively.

Non-Interest Income

Non-interest income was $230,000 for the three months ended March 31, 2015, compared to $365,000 for the same period last year. During the quarter ended March 31, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. During the quarter ended March 31, 2014, the Company sold $14.8 million of investment securities, recognizing gains of $253,000. With the exception of these gains, non-interest income primarily consists of customer related fee income.

Non-Interest Expense

Non-interest expense was $4.5 million for the quarter ended March 31, 2015, compared to $4.0 million for the same period last year. The increases in non-interest expense during the quarter ended March 31, 2015 as compared to the same period last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as the supplemental costs associated with the Bank’s Beverly Hills expansion.

Income Tax Provision

During the three months ended March 31, 2015 and 2014, we recorded a tax provision of $246,000 and $310,000, respectively.

Financial Condition

Assets

Total assets at March 31, 2015 were $616.6 million, representing an increase of $31.4 million, or 5.4%, from $585.2 million at December 31, 2014. Cash and cash equivalents at March 31, 2015 were $60.1 million, representing an increase of $1.6 million, or 2.8%, from $58.5 million at December 31, 2014. Loans increased by $37.0 million, from $442.9 million at December 31, 2014 to $479.9 million at March 31, 2015. Loan originations were $61.4 million during the quarter ended March 31, 2015, compared to $24.3 million during the same period last year. Prepayment speeds for the quarter ended March 31, 2015 were 11.0%, compared to 14.3% for the same period last year. Investment securities were $73.0 million at March 31, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $6.7 million, or 8.4%. During the quarter ended March 31, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. During the quarter ended March 31, 2014, the Company sold $14.8 million of investment securities, recognizing gains of $253,000. The weighted average life of our investment securities was 3.87 years and 4.02 years at March 31, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $60.1 million and $58.5 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At March 31, 2015, investment securities totaled $73.0 million compared to $79.7 million at December 31, 2014. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and debt securities issued by Government Sponsored Agencies. The underlying loans for the mortgage-backed securities are residential mortgages that were primarily originated beginning in 2005 through the current period. These loans are geographically dispersed throughout the United States. At March 31, 2015 and December 31, 2014, the weighted average yield and weighed average life of these residential mortgage-backed securities were 1.80% and 1.82%, respectively, and 3.59 years and 3.64 years, respectively. At March 31, 2015 and December 31, 2014, the weighted average rate and weighed average life of debt securities issued by Government Sponsored Agencies were 1.85% and 1.89% respectively, and 4.73 years and 5.07 years, respectively.

During the quarter ended March 31, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. During the quarter ended March 31, 2014, the Company sold $14.8 million of investment securities, recognizing gains of $253,000. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. In addition, the unrealized gain on investment securities increased to $813,000 at March 31, 2015, compared to $275,000 at December 31, 2014. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 8.5%, or $36.8 million, from $435.3 million at December 31, 2014 to $472.1 million at March 31, 2015. As of March 31, 2015 and December 31, 2014, total loans outstanding totaled $479.9 million and $442.9 million, respectively. Loan originations were $61.4 million during the three months ended March 31, 2015, compared to $24.3 million during the same period last year. Prepayment speeds for the three months ended March 31, 2015 were 11.0%, compared to 14.3% for the same period last year.

As of March 31, 2015 and December 31, 2014, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans:
Commercial	$632	$632
Consumer and other	—	—
Total non-accrual loans	632	632
Total non-performing assets	$632	$632

Non-performing assets to gross loans and OREO	0.13%	0.14%
Non-performing assets to total assets	0.10%	0.11%

Non-accrual loans totaled $632,000 at both March 31, 2015 and December 31, 2014. There were no accruing loans past due 90 days or more at March 31, 2015 and December 31, 2014. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $8,000 and $10,000 for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015 and December 31, 2014, non-accrual loans consisted of two commercial loans totaling $632,000.

At both March 31, 2015 and December 31, 2014, the recorded investment in impaired loans was $681,000. At both March 31, 2015 and December 31, 2014, the Company had a specific allowance for loan losses of $20,000 on impaired loans of $60,000. There were $620,000 and $621,000 of impaired loans with no specific allowance for loan losses at March 31, 2015 and December 31, 2014, respectively. The average outstanding balance of impaired loans for the three months ended March 31, 2015 was $681,000 compared to $1.0 million for the same period last year. At both March 31, 2015 and December 31, 2014, there were $632,000, of impaired loans on non-accrual status. During the three months ended March 31, 2015, interest income recognized on impaired loans subsequent to their classification as impaired was $1,000, compared to $2,000 for the same period last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of March 31, 2015 and December 31, 2014 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three months ended March 31, 2015 and 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	—	10	100	40	150
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,768	$3,825	$757	$916	$499	$7,765
Three Months Ended March, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(20)	—	20	—	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,579	$3,660	$778	$811	$424	$7,252

There were no loans acquired with deteriorated credit quality during the three months ended March 31, 2015 and 2014.

The ALL was $7.8 million, or 1.62% of our total loan portfolio, at March 31, 2015, compared to $7.6 million, or 1.72% of our total loan portfolio, at December 31, 2014. At both March 31, 2015 and December 31, 2014, our non-performing loans were $632,000. The ratio of our ALL to non-performing loans was 1,229.31% and 1,203.03% at March 31, 2015 and December 31, 2014, respectively. In addition, our ratio of non-performing loans to total loans was 0.13% and 0.14% at March 31, 2015 and December 31, 2014, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

At March 31, 2015 and December 31, 2014, we had a net deferred tax asset of $2.8 million and $3.0 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to the allowance for loan losses and equity compensation.

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

At March 31, 2015, total deposits were $534.3 million compared to $503.2 million at December 31, 2014, representing an increase of 6.2%, or $31.1 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $493.8 million and $462.4 million at March 31, 2015 and December 31, 2014, respectively. Non-interest bearing deposits represent 59.6% of total deposits at March 31, 2015, compared to 56.1% at December 31, 2014.

The following table reflects a summary of deposit categories by dollar and percentage at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$318,646	59.6%	$282,217	56.1%
Interest bearing checking	24,768	4.6%	25,492	5.1%
Money market deposits and savings	150,346	28.1%	154,706	30.7%
Certificates of deposit	40,536	7.7%	40,757	8.1%
Total	$534,296	100.0%	$503,172	100.0%

At March 31, 2015, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.1% of total deposits. The deposits outstanding at March 31, 2015 are scheduled to mature in the second quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.6% of total deposits. The Company was required to pledge $41.8 million of securities at both March 31, 2015 and December 31, 2014, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $250,000 or more was $38.6 million at both March 31, 2015 and December 31, 2014.

Scheduled maturities of certificates of deposit in amounts of $250,000 or more at March 31, 2015, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$38,000
Due after 3 months and within 6 months	257
Due after 6 months and within 12 months	315
Due after 12 months	—
Total	$38,572

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 14.2% at March 31, 2015 and 15.7% at December 31, 2014.

At March 31, 2015 and December 31, 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $146.3 million and $146.0 million, respectively. The Company had $17.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at both March 31, 2015 and December 31, 2014. The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2015 and December 31, 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2015 and December 31, 2014 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2015	December 31, 2014
May 26, 2015	1.65%	$2,500	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$17,500	$17,500

At March 31, 2015 and December 31, 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of March 31, 2015 and December 31, 2014, the Company had pledged $2.0 million and $2.5 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of March 31, 2015, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At March 31, 2015, the Company had total stockholders’ equity of $62.5 million, which included $122,000 in common stock, $72.0 million in additional paid-in capital, $1.4 million in accumulated deficit, $479,000 in accumulated other comprehensive income, and $8.7 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 and common equity Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2014, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as a “well-capitalized” financial institution, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Company’s and the Bank’s capital ratios as of March 31, 2015 and December 31, 2014 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well- Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total Risk-Based Capital Ratio	$68,528	13.31%	$64,595	12.54%	$41,201	8.00%	$51,500	10.00%
Tier 1 Risk-Based Capital Ratio	$62,069	12.05%	$58,137	11.29%	$30,901	6.00%	$41,200	8.00%
Common Equity Tier 1 Capital Ratio	$62,069	12.05%	$58,137	11.29%	$23,175	4.50%	$33,475	6.50%
Tier 1 Leverage Ratio	$62,069	10.44%	$58,137	9.77%	$23,784	4.00%	$29,744	5.00%
December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

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

The phase-in period for the final rules commenced for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule.

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

(in thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$142,931	$146,403
Commitments to extend credit to directors and officers (undisbursed amount)	$1,057	$747
Standby/commercial letters of credit	$2,129	$2,670
Guarantees on revolving credit card limits	$672	$672
Outstanding credit card balances	$162	$136

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of March 31, 2015 and December 31, 2014, the allowance for unfunded commitments was $345,000 and $320,000, respectively, which represented 0.24% and 0.21% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended March 31, 2015.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
January 1-31, 2015	—	$—	—	$29
February 1-28, 2015	—	—	—	29
March 1-31, 2015	—	—	—	29
Total	—	$—	—	$29

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

(a)     Additional Disclosures. None.

(b)     Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended March 31, 2015. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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