Form 10-Q
period 2015-06-30
1st Century Bancshares, Inc.
filed 2015-08-06
CIK 1420525

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

10,321,702 shares of common stock of the registrant were outstanding as of August 3, 2015.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

June 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$7,857	$7,484
Interest earning deposits at other financial institutions	54,653	50,980
Total cash and cash equivalents	62,510	58,464
Investment securities — Available for Sale (“AFS”), at estimated fair value	75,549	79,689
Loans, net of allowance for loan losses of $8,323 and $7,599 at June 30, 2015 and December 31, 2014, respectively	510,741	435,257
Premises and equipment, net	1,843	1,460
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,896	4,822
Accrued interest and other assets	5,766	5,526
Total Assets	$661,305	$585,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$344,043	$282,217
Interest bearing deposits:
Interest bearing checking (“NOW”)	27,239	25,492
Money market deposits and savings	161,081	154,706
Certificates of deposit less than $250	1,963	2,185
Certificates of deposit of $250 or greater	46,572	38,572
Total deposits	580,898	503,172
Other borrowings	15,000	17,500
Accrued interest and other liabilities	2,718	2,853
Total Liabilities	598,616	523,525

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,655,633 and 12,129,310 issued at June 30, 2015 and December 31, 2014, respectively	127	121
Additional paid-in capital	74,837	71,736
Accumulated deficit	(845)	(1,675)
Accumulated other comprehensive income	57	162
Treasury stock at cost — 2,333,931 and 1,988,869 shares at June 30, 2015 and December 31, 2014, respectively	(11,487)	(8,651)
Total Stockholders’ Equity	62,689	61,693
Total Liabilities and Stockholders’ Equity	$661,305	$585,218

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and fee income on:
Loans	$5,366	$4,082	$10,083	$7,950
Investments	308	508	655	1,069
Other	234	106	348	215
Total interest and fee income	5,908	4,696	11,086	9,234

Interest expense on:
Deposits	112	107	222	217
Borrowings	61	80	109	162
Total interest expense	173	187	331	379
Net interest income	5,735	4,509	10,755	8,855

Provision for loan losses	575	100	725	100
Net interest income after provision for loan losses	5,160	4,409	10,030	8,755

Non-interest income:
Gain on sale of AFS investment securities	—	533	75	786
Other operating income	108	190	263	302
Total non-interest income	108	723	338	1,088
Non-interest expenses:
Compensation and benefits	2,521	2,218	5,216	4,677
Occupancy	510	404	985	776
Professional fees	172	159	350	312
Technology	243	201	473	394
Marketing	103	86	204	162
FDIC assessments	92	108	187	185
Other operating expenses	718	612	1,483	1,281
Total non-interest expenses	4,359	3,788	8,898	7,787
Income before income taxes	909	1,344	1,470	2,056
Income tax provision	394	565	640	875
Net income	515	779	830	1,181

Other Comprehensive Income:
Net change in unrealized (losses) gains on AFS investments, net of tax	(422)	63	(105)	175
Comprehensive Income	$93	$842	$725	$1,356

Basic earnings per share	$0.05	$0.08	$0.09	$0.13
Diluted earnings per share	$0.05	$0.08	$0.08	$0.12

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Treasury Stock		Total
	Issued		Paid-in	Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	228,000	2	(2)	—	—	—	—	—
Exercise of stock options	502,600	5	2,508	—	—	—	—	2,513
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	421	—	—	—	—	421
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(69,360)	(518)	(518)
Net income	—	—	—	1,181	—	—	—	1,181
Other comprehensive income	—	—	—	—	175	—	—	175
Balance at June 30, 2014	12,109,310	$121	$70,158	$(2,855)	$227	(1,967,262)	$(8,491)	$59,160

Balance at December 31, 2014	12,129,310	$121	$71,736	$(1,675)	$162	(1,988,869)	$(8,651)	$61,693
Restricted stock issued	218,750	3	(3)	—	—	—	—	—
Exercise of stock options	307,573	3	2,461	—	—	—	—	2,464
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	463	—	—	—	—	463
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(345,062)	(2,836)	(2,836)
Excess tax benefit from stock based compensation	—	—	180	—	—	—	—	180
Net income	—	—	—	830	—	—	—	830
Other comprehensive loss	—	—	—	—	(105)	—	—	(105)
Balance at June 30, 2015	12,655,633	$127	$74,837	$(845)	$57	(2,333,931)	$(11,487)	$62,689

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$830	$1,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	303	244
Amortization of premiums on investment securities, net	316	447
Provision for loan losses	725	100
(Accretion) amortization of deferred loan fees and costs, net	(39)	4
Gain on sale of AFS investment securities	(75)	(786)
Gain on sale of OREO	—	(47)
Non-cash stock compensation, net of forfeitures	463	421
Excess tax benefit related to stock option exercises and vesting of restricted stock	(180)	—
Decrease (increase) in accrued interest and other assets	14	(259)
(Decrease) increase in accrued interest and other liabilities	(135)	280
Net cash provided by operating activities	2,222	1,585
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(8,377)	(24,865)
Maturities and principal reductions	6,114	9,515
Proceeds from sale of securities	5,983	44,199
Increase in loans, net	(76,170)	(29,138)
Proceeds from sale of OREO	—	137
Purchase of premises and equipment	(686)	(189)
Purchase of FRB stock and FHLB stock	(74)	(135)
Net cash used in investing activities	(73,210)	(476)
Cash flows from financing activities:
Net increase in deposits	77,726	15,006
Repayment of other long-term borrowings	(2,500)	(2,500)
Proceeds from exercise of stock options	2,464	2,513
Excess tax benefit related to stock option exercises and vesting of restricted stock	180	—
Shares surrendered to pay taxes on vesting of stock based compensation	(2,836)	(518)
Net cash provided by financing activities	75,034	14,501
Increase in cash and cash equivalents	4,046	15,610
Cash and cash equivalents, beginning of period	58,464	44,688
Cash and cash equivalents, end of period	$62,510	$60,298

Supplemental cash flow information:
Cash paid during the period for:
Interest	$305	$383
Income taxes	$650	$405

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2015.

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

At June 30, 2015 and December 31, 2014, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three and six months ended June 30, 2015, there were 274,019 and 312,046, respectively, of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2014, there were 350,073 of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2015, there were 99,552 and 58,298, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and six months ended June 30, 2014, there were none and 97,860, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$515	$779	$830	$1,181
Average number of common shares outstanding	9,588,951	9,448,548	9,563,456	9,370,900
Effect of dilution of stock options	—	3,351	—	27,653
Effect of dilution of restricted stock	242,278	277,605	254,467	274,513
Average number of common shares outstanding used to calculate diluted earnings per common share	9,831,229	9,729,504	9,817,923	9,673,066

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

(2)	Investments

The following is a summary of the investments categorized as Available for Sale at June 30, 2015 and December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At June 30, 2015:
Investments — Available for Sale
U.S. Treasuries and Government Agencies	$28,438	$190	$(5)	$28,623
Corporate Notes	2,009	4	—	2,013
Residential Mortgage-Backed Securities	45,006	172	(265)	44,913
Total	$75,453	$366	$(270)	$75,549
At December 31, 2014:
Investments — Available for Sale
U.S Treasuries and Government Agencies	$25,973	$160	$(5)	$26,128
Corporate Notes	2,528	10	—	2,538
Residential Mortgage-Backed Securities	50,913	275	(165)	51,023
Total	$79,414	$445	$(170)	$79,689

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at June 30, 2015 or December 31, 2014. At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at June 30, 2015 and December 31, 2014, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $55.9 million and $48.4 million, respectively. Deposits from the State of California were $46.0 million and $38.0 million at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at June 30, 2015. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.19 years at June 30, 2015.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasuries and Government Agencies	$—	—%	$16,000	1.73%	$12,623	2.06%	$—	—%	$28,623	1.87%
Corporate Notes	2,013	1.31	—	—	—	—	—	—	2,013	1.31
Residential Mortgage-Backed Securities	—	—	458	5.20	20,219	1.44	24,236	1.86	44,913	1.71
Total	$2,013	1.31%	$16,458	1.82%	$32,842	1.68%	$24,236	1.86%	$75,549	1.76%

A total of 27 and 26 securities had unrealized losses at June 30, 2015 and December 31, 2014, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2015:
Investments-Available for Sale
U.S Treasuries and Government Agencies	$(5)	$2,097	$—	$—
Residential Mortgage-Backed Securities	(162)	23,555	(103)	6,034
At December 31, 2014:
Investments-Available for Sale
U.S Treasuries and Government Agencies	$(5)	$8,057	$—	$—
Residential Mortgage-Backed Securities	(35)	11,694	(130)	17,651

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at June 30, 2015 and December 31, 2014 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the six months ended June 30, 2015, the Company sold available for sale investment securities with an amortized cost of $5.9 million, resulting in realized gains of $75,000, which were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. No securities were sold during the three months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company sold available for sale investment securities with an amortized cost of $28.6 million and $43.4 million, respectively, resulting in realized gains of $533,000 and $786,000, respectively.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 83.8% and 83.5% of all loans are secured by real estate at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$101,048	19.5%	$91,694	20.7%
Commercial real estate	223,035	43.0%	185,752	42.0%
Residential	112,251	21.6%	98,806	22.3%
Land and construction	48,893	9.4%	37,075	8.4%
Consumer and other (2)	33,750	6.5%	29,458	6.6%
Loans, gross	518,977	100.0%	442,785	100.0%
Net deferred costs	87		71
Less — allowance for loan losses	(8,323)		(7,599)
Loans, net	$510,741		$435,257

(1) Unsecured commercial loan balances were $27.1 million and $25.1 million at June 30, 2015 and December 31, 2014, respectively.

(2) Unsecured consumer and other loan balances were $7.1 million and $5.1 million at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$1,768	$3,825	$757	$916	$499	$7,765
Provision for loan losses	—	450	20	55	50	575
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	1	—	—	—	—	1
Ending balance	$1,769	$4,275	$777	$971	$531	$8,323
Six Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	450	30	155	90	725
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	17	—	—	—	—	17
Ending balance	$1,769	$4,275	$777	$971	$531	$8,323
As of June 30, 2015:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively
evaluated for impairment	1,734	4,275	777	971	531	8,288
Total	$1,769	$4,275	$777	$971	$531	$8,323
Loans:
Ending balance: individually evaluated for impairment	$712	$—	$—	$—	$48	$760
Ending balance: collectively
evaluated for impairment	100,336	223,035	112,251	48,893	33,702	518,217
Total	$101,048	$223,035	$112,251	$48,893	$33,750	$518,977
Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,579	$3,660	$778	$811	$424	$7,252
Provision for loan losses	10	140	110	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367
Six Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(10)	140	130	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367
As of June 30, 2014:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively
evaluated for impairment	1,569	3,800	888	691	384	7,332
Total	$1,604	$3,800	$888	$691	$384	$7,367
Loans:
Ending balance: individually evaluated for impairment	$899	$—	$—	$—	$29	$928
Ending balance: collectively
evaluated for impairment	77,556	178,576	102,149	29,423	23,960	411,664
Total	$78,455	$178,576	$102,149	$29,423	$23,989	$412,592

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$20	$—	$—	$—	$—	$20
Ending balance: collectively
evaluated for impairment	1,732	3,825	747	816	459	7,579
Total	$1,752	$3,825	$747	$816	$459	$7,599
Loans:
Ending balance: individually evaluated for impairment	$632	$—	$—	$—	$49	$681
Ending balance: collectively
evaluated for impairment	91,062	185,752	98,806	37,075	29,409	442,104
Total	$91,694	$185,752	$98,806	$37,075	$29,458	$442,785

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of June 30, 2015 and December 31, 2014, the allowance for unfunded lending commitments was $345,000 and $320,000, respectively, and is primarily related to $149.7 million and $146.4 million in commitments to extend credit to customers and $2.6 million and $2.7 million in standby/commercial letters of credit at June 30, 2015 and December 31, 2014, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of June 30, 2015 and December 31, 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. Total additions to non-performing loans during the six months ended June 30, 2015 and 2014 was $100,000 and none, respectively. Non-performing loans represented 0.14% of total loans at both June 30, 2015 and December 31, 2014. There were no accruing loans past due 90 days or more at June 30, 2015 and December 31, 2014.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of June 30, 2015:
Commercial	$—	$100	$612	$712	$100,336	$101,048
Commercial real estate	—	—	—	—	223,035	223,035
Residential	—	—	—	—	112,251	112,251
Land and construction	—	—	—	—	48,893	48,893
Consumer and other	—	—	—	—	33,750	33,750
Totals	$—	$100	$612	$712	$518,265	$518,977
As of December 31, 2014:
Commercial	$—	$60	$572	$632	$91,062	$91,694
Commercial real estate	—	—	—	—	185,752	185,752
Residential	—	—	—	—	98,806	98,806
Land and construction	—	—	—	—	37,075	37,075
Consumer and other	—	—	—	—	29,458	29,458
Totals	$—	$60	$572	$632	$442,153	$442,785

The following table sets forth non-accrual loans and other real estate owned at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans:
Commercial	$712	$632
Total non-accrual loans	712	632
Total non-performing assets	$712	$632

Non-performing assets to gross loans and OREO	0.14%	0.14%
Non-performing assets to total assets	0.11%	0.11%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at June 30, 2015 and December 31, 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of June 30, 2015:
Grade:
Pass	$99,560	$223,035	$112,251	$48,893	$33,702
Special Mention	127	—	—	—	—
Substandard	1,361	—	—	—	48
Total	$101,048	$223,035	$112,251	$48,893	$33,750
As of December 31, 2014:
Grade:
Pass	$90,235	$185,201	$98,806	$37,075	$29,409
Special Mention	180	—	—	—	—
Substandard	1,279	551	—	—	49
Total	$91,694	$185,752	$98,806	$37,075	$29,458

There were no loans assigned to the Doubtful or Loss grade as of June 30, 2015 and December 31, 2014.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the six months ended June 30, 2015:
With no related allowance recorded:
Commercial	$572	$848	$—	$572
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	48	48	—	49
With an allowance recorded:
Commercial	$140	$155	$35	$73
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$712	$1,003	$35	$645
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$48	$48	$—	$49
As of and for the year ended December 31, 2014:
With no related allowance recorded:
Commercial	$572	$848	$—	$707
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	49	49	—	36
With an allowance recorded:
Commercial	$60	$74	$20	$106
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$632	$922	$20	$813
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$49	$49	$—	$36

During the three and six months ended June 30, 2015, the average balance of impaired loans was $707,000 and $694,000, respectively, compared to $939,000 and $946,000 for the same periods last year. As of June 30, 2015 and December 31, 2014, there were $712,000 and $632,000 of impaired loans on non-accrual status. For both the three and six months ended June 30, 2015, interest income recognized on impaired loans subsequent to their classification as impaired was $1,000, compared to $3,000 and $5,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three and six months ended June 30, 2015 and 2014. The impact on the Company’s determination of the allowance for loan losses related to troubled debt restructurings was not material and resulted in no charge-offs during the three and six months ended June 30, 2015 and 2014. During the three and six months ended June 30, 2015 and 2014, there were no defaults recorded on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2015 and December 31, 2014 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	June 30, 2015		December 31, 2014
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,058	$(32)	$2,650	$(23)
Commercial loan interest rate swaps	$(2,058)	$32	$(2,650)	$23

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2015 and December 31, 2014 were as follow:

	June 30, 2015 Weighted-Average		December 31, 2014 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.44%	4.96%	3.37%	4.85%
Non-hedging interest rate swaps	4.96%	3.44%	4.85%	3.37%

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

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$515	$779	$830	$1,181
Other comprehensive income (loss):
(Decrease) increase in net unrealized gains on investment securities available for sale, net of tax benefit (expense) of $295 and $43 for the three and six months ended June 30, 2015, respectively, and ($263) and ($445) for the three and six months ended June 30, 2014, respectively	(422)	377	(61)	638
Reclassification for net gains included in earnings, net of tax expense of none and $31 for the three and six months ended June 30, 2015, respectively, and $219 and $323 for the three and six months ended June 30, 2014, respectively	—	(314)	(44)	(463)
Comprehensive income	$93	$842	$725	$1,356

Reclassification adjustments of none and $75,000 for the three and six months ended June 30, 2015, respectively, are included in non-interest income within the unaudited Consolidated Statements of Operations and Comprehensive Income. Reclassification adjustments for the three and six months ended June 30, 2014 were $533,000 and $786,000, respectively. Income tax expense associated with these reclassification adjustments for the three and six months ended June 30, 2015 was none and $31,000, respectively, and is included in income tax provision within the unaudited Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the three and six months ended June 30, 2014 were $219,000 and $323,000, respectively.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$479	$164	$162	$52
Other comprehensive income before reclassifications	(422)	377	(61)	638
Amounts reclassified from accumulated other comprehensive income	—	(314)	(44)	(463)
Net other comprehensive income (loss)	(422)	63	(105)	175
Ending balance	$57	$227	$57	$227

(6)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at June 30, 2015 and December 31, 2014 are comprised of the following:

(in thousands)	June 30, 2015	December 31, 2014
Leasehold improvements	$1,881	$1,537
Furniture & equipment	3,106	2,803
Software	857	847
Total	5,844	5,187
Accumulated depreciation	(4,001)	(3,727)
Premises and equipment, net	$1,843	$1,460

Depreciation and amortization included in occupancy expense was $151,000 and $303,000 for the three and six months ended June 30, 2015, respectively, compared to $121,000 and $244,000 for the three and six months ended June 30, 2014, respectively.

(7)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$344,043	59.2%	$282,217	56.1%
Interest bearing checking	27,239	4.7%	25,492	5.1%
Money market deposits and savings	161,081	27.7%	154,706	30.7%
Certificates of deposit	48,535	8.4%	40,757	8.1%
Total	$580,898	100.0%	$503,172	100.0%

At June 30, 2015, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.9% of total deposits. The deposits outstanding at June 30, 2015 are scheduled to mature in the third quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.6% of total deposits. The Company was required to pledge $50.6 million and $41.8 million, respectively, of investment securities at June 30, 2015 and December 31, 2014, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $250,000 or greater was $46.6 million and $38.6 million, at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, all certificates of deposit of $250,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, were scheduled to mature in six months or less.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at June 30, 2015.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$48,222	$204	$69
1.00%	to	1.99%	12	—	28
	Total		$48,234	$204	$97

(8)	Other Borrowings

At June 30, 2015 and December 31, 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $154.2 million and $146.0 million, respectively. The Company had $15.0 million and $17.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2015 and December 31, 2014, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2015 and December 31, 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2015 and December 31, 2014 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2015	December 31, 2014
May 26, 2015	1.65%	$—	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
Total	Total	$15,000	$17,500

At June 30, 2015 and December 31, 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of June 30, 2015 and December 31, 2014, the Company had pledged $2.0 million and $2.5 million, respectively, of corporate notes related to these lines of credit.

(9)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $149.7 million and $146.4 million in commitments to extend credit to customers and $2.6 million and $2.7 million in standby/commercial letters of credit at June 30, 2015 and December 31, 2014, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $154,000 and $136,000 as of June 30, 2015 and December 31, 2014, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense, was $266,000 and $532,000 for the three and six months ended June 30, 2015, respectively, compared to $220,000 and $417,000 for the three and six months ended June 30, 2014, respectively.

The projected minimum rental payments under the term of the leases at June 30, 2015 are as follows (in thousands):

Years ending December 31,
2015 (July-December)	$483
2016	985
2017	1,015
2018	1,046
2019	834
Thereafter	3,600
Total	$7,963

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At June 30, 2015 and December 31, 2014, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2015 (July-December)	$530
2016	707
2017	525
2018	323
2019	184
Thereafter	153
Total	$2,422

(10)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$28,623	$3,898	$24,725	$—
Corporate Notes	2,013	—	2,013	—
Residential Mortgage-Backed Securities	44,913	—	44,913	—
Derivative Assets – Interest Rate Swaps	32	—	32	—
Derivative Liabilities – Interest Rate Swaps	32	—	32	—
At December 31, 2014:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$26,128	$3,885	$22,243	$—
Corporate Notes	2,538	—	2,538	—
Residential Mortgage-Backed Securities	51,023	—	51,023	—
Derivative Assets – Interest Rate Swaps	23	—	23	—
Derivative Liabilities – Interest Rate Swaps	23	—	23	—

AFS securities — As of June 30, 2015 and December 31, 2014, the Level 2 fair value of the Company’s residential mortgage-backed securities was $44.9 million and $51.0 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2005 through the current period. These loans are geographically dispersed throughout the United States. At June 30, 2015 and December 31, 2014, the weighted average yield and weighed average life of these securities were 1.71% and 1.82%, respectively, and 3.19 years and 3.64 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three and six months ended June 30, 2015 and 2014.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015:
Impaired loans
Commercial	$677	$—	$—	$677
At December 31, 2014:
Impaired loans
Commercial	$612	$—	$—	$612

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

The estimated fair value and carrying amounts of the financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Assets
Cash and cash equivalents	$62,510	$62,510	$—	$—	$62,510
Investment securities	75,549	3,898	71,651	—	75,549
FRB stock	1,729	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	510,741	—	—	510,827	510,827
Non-hedging interest rate swaps	32	—	32	—	32
Accrued interest receivable	1,537	1,537	—	—	1,537
Liabilities
Non-interest bearing deposits	$344,043	$344,043	$—	$—	$344,043
Interest bearing deposits	236,855	188,320	48,535	—	236,855
Other borrowings	15,000	—	15,051	—	15,051
Non-hedging interest rate swaps	32	—	32	—	32
Accrued interest payable	12	12	—	—	12
As of December 31, 2014
Assets
Cash and cash equivalents	$58,464	$58,464	$—	$—	$58,464
Investment securities	79,689	3,885	75,804	—	79,689
FRB stock	1,655	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	435,257	—	—	433,588	433,588
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest receivable	1,418	1,418	—	—	1,418
Liabilities
Non-interest bearing deposits	$282,217	$282,217	$—	$—	$282,217
Interest bearing deposits	220,955	180,198	40,757	—	220,955
Other borrowings	17,500	—	17,551	—	17,551
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest payable	23	23	—	—	23

(12)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gain on sale of AFS investment securities	$—	$533	$75	$786
Service charges and other operating income	108	190	263	302
Total non-interest income	$108	$723	$338	$1,088

(13)	Stock-Based Compensation

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $239,000 and $463,000 for the three and six months ended June 30, 2015, respectively, compared to $235,000 and $421,000 for the same periods last year. The fair value of restricted stock awards that vested was $582,000 and $727,000 for the three and six months ended June 30, 2015, respectively, compared to $388,000 and $400,000 for the three and six months ended June 30, 2014, respectively.

The following table reflects a combined summary of the activities related to restricted stock awards outstanding for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
	2015		2014
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	615,875	$5.92	529,529	$4.62
Granted	218,750	6.98	228,000	7.63
Vested	(149,875)	4.85	(93,750)	4.01
Forfeited and surrendered	—	—	—	—
Ending balance	684,750	$6.49	663,779	$5.74

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the six months ended June 30, 2015 and 2014, there were none and 72,000, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the six months ended June 30, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00 per share. As of June 30, 2015 and 2014, there were no remaining options outstanding related to the plan.

There have been no options granted under the Director and Employee Stock Option Plan for the six months ended June 30, 2015 or 2014. There have been 307,573 and 430,600 options exercised during the six months ended June 30, 2015 and 2014, respectively, at a weighted average price of $8.01 and $5.00 per share, respectively. The remaining contractual life of the Director and Employee Stock Options outstanding was none and 1.03 years at June 30, 2015 and 2014, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at June 30, 2014. During the six months ended June 30, 2015, 42,500 of unexercised option under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $8.40 per share. At June 30, 2014, the weighted average exercise price of the 370,073 shares outstanding under the Director and Employee Stock Option Plan was $7.97. As of June 30, 2015, there were no remaining options outstanding related to the plan.

The following tables detail the amount of shares authorized and available under all stock plans as of June 30, 2015:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	1,220,097	—	—

2005 Equity Incentive Plan	1,200,000	929,273	258,000	—

2013 Equity Incentive Plan	750,000	20,000	426,750	303,250

(14)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2015 and December 31, 2014 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well-Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015:
Total Risk-Based Capital Ratio	$69,667	12.42%	$66,118	11.78%	$44,890	8.00%	$56,112	10.00%
Tier 1 Risk-Based Capital Ratio	$62,633	11.16%	$59,083	10.53%	$33,668	6.00%	$44,890	8.00%
Common Equity Tier 1 Capital Ratio	$62,633	11.16%	$59,083	10.53%	$25,251	4.50%	$36,473	6.50%
Tier 1 Leverage Ratio	$62,633	9.80%	$59,083	9.24%	$25,572	4.00%	$31,988	5.00%
December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended June 30, 2015.

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

Summary of Financial Condition and Results of Operations

For the three and six months ended June 30, 2015, the Company recorded net income of $515,000, or $0.05 per diluted share, and $830,000, or $0.08 per diluted share, respectively. During the same periods last year, the Company reported net income of $779,000, or $0.08 per diluted share, and $1.2 million, or $0.12 per diluted share, respectively. The decline in net income during the three months ended June 30, 2015 as compared to the same period last year was primarily due to a $475,000 increase in provision for loan losses, a $533,000 decline in gains from the sale of securities, and a $571,000 increase in non-interest expenses. These items were partially offset by an increase in net interest income of $1.2 million, primarily related to an increase in the average balance of loans during the current quarter as compared to the same period last year. The decline in net income during the six months ended June 30, 2015 as compared to the same period last year was primarily due to a $625,000 increase in provision for loan losses, a $711,000 decline in gains from the sale of securities, and a $1.1 million increase in non-interest expenses. These items were partially offset by an increase in net interest income of $1.9 million, primarily related to an increase in the average balance of loans during the six months ended June 30, 2015, as compared to the same period last year.

Total assets at June 30, 2015 were $661.3 million, representing an increase of $76.1 million, or 13.0%, from $585.2 million at December 31, 2014. Cash and cash equivalents at June 30, 2015 were $62.5 million, representing an increase of $4.0 million, or 6.9%, from $58.5 million at December 31, 2014. Loans increased by $76.2 million, from $442.9 million at December 31, 2014 to $519.1 million at June 30, 2015. Loan originations were $84.1 million and $145.5 million during the three and six months ended June 30, 2015, compared to $77.0 million and $101.3 million during the same periods last year. The majority of loan originations during the three and six months ended June 30, 2015 were related to commercial real estate loans and consumer lending loans. Prepayment speeds for the three and six months ended June 30, 2015 were 15.6% and 13.4%, compared to 11.5% and 12.9% for the same periods last year. Investment securities were $75.5 million at June 30, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $4.1 million, or 5.2%. During the six months ended June 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company sold investment securities with an amortized cost of $28.6 million and $43.4 million, respectively, recognizing gains of $533,000 and $786,000, respectively. The weighted average life of our investment securities was 3.69 years and 4.02 years at June 30, 2015 and December 31, 2014, respectively.

Total liabilities at June 30, 2015 increased by $75.1 million, or 14.3%, to $598.6 million compared to $523.5 million at December 31, 2014. This increase is primarily due to a $77.7 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $532.4 million and $462.4 million at June 30, 2015 and December 31, 2014, respectively, representing an increase of $70.0 million, or 15.1%.

Average interest earning assets increased $90.5 million, from $542.6 million for the three months ended June 30, 2014 to $633.1 million for the three months ended June 30, 2015. The weighted average interest rate on interest earning assets was 3.74% and 3.47% for the three months ended June 30, 2015 and 2014, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year.

Average interest earning assets increased $68.3 million, from $542.3 million for the six months ended June 30, 2014 to $610.6 million for the six months ended June 30, 2015. The weighted average interest rate on interest earning assets was 3.66% and 3.43% for the six months ended June 30, 2015 and 2014, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year.

Average interest bearing deposits and borrowings increased $5.1 million, from $239.5 million for the three months ended June 30, 2014 to $244.6 million for the three months ended June 30, 2015. The average cost of interest bearing deposits and borrowings was 0.28% during the three months ended June 30, 2015 compared to 0.31% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in the average balance of our borrowings, as compared to the same period last year.

Average interest bearing deposits and borrowings decreased $4.8 million, from $244.1 million for the six months ended June 30, 2014 to $239.4 million for the six months ended June 30, 2015. The average cost of interest bearing deposits and borrowings was 0.28% during the six months ended June 30, 2015 compared to 0.31% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in the average balance of our borrowings, as compared to the same period last year.

At June 30, 2015, stockholders’ equity totaled $62.7 million, or 9.5% of total assets, as compared to $61.7 million, or 10.5% of total assets at December 31, 2014. The Company’s book value per share of common stock was $6.07 as of June 30, 2015, compared to $5.83 and $6.08 per share as of June 30, 2014 and December 31, 2014, respectively.

Set forth below are certain key financial performance ratios and other financial data for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Annualized return on average assets	0.32%	0.57%	0.27%	0.43%

Annualized return on average stockholders’ equity	3.29%	5.31%	2.68%	4.10%

Average stockholders’ equity to average assets	9.81%	10.71%	10.11%	10.59%

Net interest margin	3.63%	3.33%	3.55%	3.29%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at June 30, 2015 and 2014. There was no change in the targeted federal funds rate during the three and six months ended June 30, 2015 and 2014, remaining at 0.00%-0.25%.

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

During the quarter ended June 30, 2015, net interest income was $5.7 million compared to $4.5 million for the same period last year. The increase in net interest income was primarily attributable to a 30 basis point improvement in our net interest spread. This increase in net interest spread was due to increases in the average balances of our loan portfolio during the quarter ended June 30, 2015 as compared to the same period last year, partially offset by a decline in the average balance of our investment portfolio during the same period. The average balance of our loan portfolio was $507.2 million during the quarter ended June 30, 2015, compared to $393.3 million for the same period last year. The average balance of our investment portfolio was $72.6 million during the quarter ended June 30, 2015, compared to $96.5 million for the same period last year.

The Company’s net interest spread was 3.46% for the three months ended June 30, 2015 compared to 3.16% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.63% for the quarter ended June 30, 2015, compared to 3.33% for the same period last year. The 30 basis point increase in net interest margin is primarily due to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year. The percentage of average loans to total average earning assets increased to 80.1% during the quarter ended June 30, 2015, compared to 72.5% during the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,
	2015			2014
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$48,449	$31	0.26%	$48,043	$31	0.26%
U.S. Treasuries and Gov’t agencies	23,459	107	1.83%	5,534	30	2.15%
Corporate notes	2,021	7	1.30%	2,662	9	1.33%
Residential mortgage-backed securities	47,074	194	1.65%	88,326	469	2.12%
Federal Reserve Bank stock	1,724	26	6.00%	1,599	24	6.00%
Federal Home Loan Bank stock	3,167	177	22.40%	3,139	51	6.56%
Loans (1) (2)	507,180	5,366	4.24%	393,284	4,082	4.16%
Earning assets	633,074	5,908	3.74%	542,587	4,696	3.47%
Other assets	6,923			6,610
Total assets	$639,997			$549,197
Liabilities & Equity
Interest checking (NOW)	$28,563	10	0.14%	$23,725	8	0.14%
Money market deposits and savings	152,862	95	0.25%	147,568	90	0.24%
CDs	46,689	7	0.06%	41,826	9	0.08%
Borrowings	16,511	61	1.47%	26,429	80	1.21%
Total interest bearing deposits and borrowings	244,625	173	0.28%	239,548	187	0.31%
Demand deposits	330,090			248,649
Other liabilities	2,511			2,188
Total liabilities	577,226			490,385
Equity	62,771			58,812
Total liabilities & equity	$639,997			$549,197

Net interest income / spread		$5,735	3.46%		$4,509	3.16%

Net interest margin			3.63%			3.33%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion and (cost amortization) of $45,000 and ($11,000) for the three months ended June 30, 2015 and 2014, respectively.

(2)	Includes average non-accrual loans of $658,000 and $734,000 for the three months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to Changes in:

(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$—	$—	$—
U.S. Treasuries and Gov’t agencies	82	(5)	77
Corporate notes	(2)	—	(2)
Residential mortgage-backed securities	(186)	(89)	(275)
Federal Reserve Bank stock	2	—	2
Federal Home Loan Bank stock	1	125	126
Loans	1,203	81	1,284
Total increase in interest income	1,100	112	1,212
Interest expense:
Interest checking (NOW)	2	—	2
Money market deposits and savings	3	2	5
CDs	—	(2)	(2)
Borrowings	(34)	15	(19)
Total increase (decrease) in interest expense	(29)	15	(14)
Net increase (decrease) in net interest income	$1,129	$97	$1,226

During the six months ended June 30, 2015, net interest income was $10.8 million compared to $8.9 million for the same period last year. The increase in net interest income was primarily attributable to a 26 basis point improvement in our net interest spread. This increase in net interest spread was due to increases in the average balances of our loan portfolio during the six months ended June 30, 2015 as compared to the same period last year, partially offset by a decline in the average balance of our investment portfolio during the same period. The average balance of our loan portfolio was $481.1 million during the six months ended June 30, 2015, compared to $384.3 million for the same period last year. The average balance of our investment portfolio was $75.5 million during the six months ended June 30, 2015, compared to $102.0 million for the same period last year.

The Company’s net interest spread was 3.38% for the six months ended June 30, 2015 compared to 3.12% for the same period last year.

The Company’s net interest margin was 3.55% for the six months ended June 30, 2015, compared to 3.29% for the same period last year. As discussed above, the improvement in our net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year. The percentage of average loans to total average earning assets increased to 78.8% during the six months ended June 30, 2015, compared to 70.9% during the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
	2015			2014
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$49,117	$64	0.26%	$51,368	$65	0.25%
U.S. Treasuries and Gov’t agencies	24,904	230	1.86%	3,224	34	2.15%
Corporate notes	2,157	14	1.31%	2,882	19	1.32%
Residential mortgage-backed securities	48,488	411	1.69%	95,866	1,016	2.12%
Federal Reserve Bank stock	1,689	51	6.00%	1,585	47	6.00%
Federal Home Loan Bank stock	3,167	233	14.88%	3,101	103	6.69%
Loans (1) (2)	481,066	10,083	4.23%	384,291	7,950	4.17%
Earning assets	610,588	11,086	3.66%	542,317	9,234	3.43%
Other assets	7,112			6,636
Total assets	$617,700			$548,953
Liabilities & Equity
Interest checking (NOW)	$27,188	20	0.15%	$21,813	16	0.14%
Money market deposits and savings	151,456	188	0.25%	153,140	183	0.24%
CDs	43,705	14	0.06%	42,201	18	0.09%
Borrowings	17,004	109	1.29%	26,963	162	1.21%
Total interest bearing deposits and borrowings	239,353	331	0.28%	244,117	379	0.31%
Demand deposits	313,188			244,334
Other liabilities	2,705			2,343
Total liabilities	555,246			490,794
Equity	62,454			58,159
Total liabilities & equity	$617,700			$548,953

Net interest income / spread		$10,755	3.38%		$8,855	3.12%

Net interest margin			3.55%			3.29%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion and (cost amortization) of $39,000 and ($4,000) for the six months ended June 30, 2015 and 2014, respectively.

(2)	Includes average non-accrual loans of $645,000 and $735,000 for the six months ended June 30, 2015 and 2014, respectively.

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

	Six Months Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(2)	$1	$(1)
U.S. Treasuries and Gov’t agencies	201	(5)	196
Corporate notes	(5)	—	(5)
Residential mortgage-backed securities	(430)	(175)	(605)
Federal Reserve Bank stock	4	—	4
Federal Home Loan Bank stock	2	128	130
Loans	2,027	106	2,133
Total increase (decrease) in interest income	1,797	55	1,852
Interest expense:
Interest checking (NOW)	4	—	4
Money market deposits and savings	(2)	7	5
CDs	1	(5)	(4)
Borrowings	(63)	10	(53)
Total increase (decrease) in interest expense	(60)	12	(48)
Net increase (decrease) in net interest income	$1,857	$43	$1,900

Provision for Loan Losses

During the three and six months ended June 30, 2015, we recorded a provision for loan losses of $575,000 and $725,000, respectively, compared to $100,000 for both the three and six months ended June 30, 2014. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $127,000, $1.4 million and none, respectively, at June 30, 2015, compared to $152,000, $2.2 million and none, respectively, at June 30, 2014. We had net charge-offs of $17,000 and $1,000 during the three and six months ended June 30, 2015, compared to net recoveries $15,000 and $31,000 for the same periods last year. At June 30, 2015, the ALL to total loans was 1.60% compared to 1.72% at December 31, 2014. The risks associated with the adequacy of our ALL and the decline in this ratio may have increased as a result of our loan growth. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of June 30, 2015 and December 31, 2014 was adequate to absorb probable and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.14% at both June 30, 2015 and December 31, 2014. As a percentage of our total assets, the amount of non-performing assets was 0.11% at both June 30, 2015 and December 31, 2014.

Non-Interest Income

Non-interest income was $108,000 and $338,000 for the three and six months ended June 30, 2015, compared to $723,000 and $1.1 million for the same periods last year. During the six months ended June 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company sold $28.6 million and $43.4 million of investment securities, recognizing gains of $533,000 and $786,000. With the exception of such gains, non-interest income primarily consists of customer related fee income.

Non-Interest Expense

Non-interest expense was $4.4 million and $8.9 million for the three and six months ended June 30, 2015, compared to $3.8 million and $7.8 million for the same periods last year. The increases in non-interest expense during the three and six months ended June 30, 2015 as compared to the same periods last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as the supplemental costs associated with the Bank’s recently opened relationship office in Beverly Hills.

Income Tax Provision

During the three and six months ended June 30, 2015, we recorded tax provisions of $394,000 and $640,000, respectively, compared to tax provisions of $565,000 and $875,000 for the same periods last year. The changes in tax provision were consistent with the changes in pre-tax earnings.

Financial Condition

Assets

Total assets at June 30, 2015 were $661.3 million, representing an increase of $76.1 million, or 13.0%, from $585.2 million at December 31, 2014. Cash and cash equivalents at June 30, 2015 were $62.5 million, representing an increase of $4.0 million, or 6.9%, from $58.5 million at December 31, 2014. Loans increased by $76.2 million, from $442.9 million at December 31, 2014 to $519.1 million at June 30, 2015. Loan originations were $84.1 million and $145.5 million during the three and six months ended June 30, 2015, compared to $77.0 million and $101.3 million during the same periods last year. The majority of loan originations during the three and six months ended June 30, 2015 were related to commercial real estate loans and consumer lending loans. Prepayment speeds for the three and six months ended June 30, 2015 were 15.6% and 13.4%, compared to 11.5% and 12.9% for the same periods last year. Investment securities were $75.5 million at June 30, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $4.1 million, or 5.2%. During the six months ended June 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company sold investment securities with an amortized cost of $28.6 million and $43.4 million, respectively, recognizing gains of $533,000 and $786,000, respectively. The weighted average life of our investment securities was 3.69 years and 4.02 years at June 30, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $62.5 million and $58.5 million at June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At June 30, 2015, investment securities totaled $75.5 million compared to $79.7 million at December 31, 2014. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and debt securities issued by Government Sponsored Agencies. The underlying loans for the mortgage-backed securities are residential mortgages that were primarily originated beginning in 2005 through the current period. These loans are geographically dispersed throughout the United States. At June 30, 2015 and December 31, 2014, the weighted average yield and weighed average life of these residential mortgage-backed securities were 1.71% and 1.82%, respectively, and 3.19 years and 3.64 years, respectively. At June 30, 2015 and December 31, 2014, the weighted average rate and weighed average life of debt securities issued by Government Sponsored Agencies were 1.87% and 1.89%, respectively, and 4.71 years and 5.07 years, respectively.

During the six months ended June 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company sold $28.6 million and $43.4 million, respectively, of investment securities, recognizing gains of $533,000 and $786,000, respectively. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. In addition, the unrealized gain on investment securities decreased to $96,000 at June 30, 2015, compared to $275,000 at December 31, 2014. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 17.3%, or $75.5 million, from $435.3 million at December 31, 2014 to $510.7 million at June 30, 2015. As of June 30, 2015 and December 31, 2014, total loans outstanding totaled $519.1 million and $442.9 million, respectively. Loan originations were $84.1 million and $145.5 million during the three and six months ended June 30, 2015, respectively, compared to $77.0 million and $101.3 million during the same periods last year. The majority of loan originations during the three and six months ended June 30, 2015 were related to commercial real estate loans and consumer lending loans. Prepayment speeds for the three and six months ended June 30, 2015 were 15.6% and $13.4%, respectively, compared to 11.5% and 12.9% for the same periods last year.

As of June 30, 2015 and December 31, 2014, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans:
Commercial	$712	$632
Total non-accrual loans	712	632
Total non-performing assets	$712	$632

Non-performing assets to gross loans and OREO	0.14%	0.14%
Non-performing assets to total assets	0.11%	0.11%

Non-accrual loans totaled $712,000 and $632,000 at June 30, 2015 and December 31, 2014, respectively. There were no accruing loans past due 90 days or more at June 30, 2015 and December 31, 2014. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $8,000 and $18,000 for the three and six months ended June 30, 2015, respectively, compared to $10,000 and $20,000 for the same periods last year.

At June 30, 2015, non-accrual loans consisted of three commercial loans totaling $712,000. At December 31, 2014, non-accrual loans consisted of two commercial loans totaling $632,000.

At June 30, 2015 and December 31, 2014, the recorded investment in impaired loans was $760,000 and $681,000, respectively. At June 30, 2015 and December 31, 2014, the Company had a specific allowance for loan losses of $35,000 and $20,000, respectively on impaired loans of $140,000 and $60,000, respectively. There were $620,000 and $621,000 of impaired loans with no specific allowance for loan losses at June 30, 2015 and December 31, 2014, respectively. The average outstanding balance of impaired loans for the three and six months ended June 30, 2015 was $707,000 and $694,000, respectively, compared to $939,000 and $946,000 for the same periods last year. At June 30, 2015 and December 31, 2014, there were $712,000 and $632,000, respectively, of impaired loans on non-accrual status. For both the three and six months ended June 30, 2015, interest income recognized on impaired loans subsequent to their classification as impaired was $1,000, compared to $3,000 and $5,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Alternatively, no assurance can be given that future economic conditions or other factors will not lead to a decline in delinquent loans, which could result in a reversal of provision for loan losses and/or loan recoveries. Management believes that the ALL as of June 30, 2015 and December 31, 2014 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$1,768	$3,825	$757	$916	$499	$7,765
Provision for loan losses	—	450	20	55	50	575
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	1	—	—	—	—	1
Ending balance	$1,769	$4,275	$777	$971	$531	$8,323
Six Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	450	30	155	90	725
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	17	—	—	—	—	17
Ending balance	$1,769	$4,275	$777	$971	$531	$8,323
Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,579	$3,660	$778	$811	$424	$7,252
Provision for loan losses	10	140	110	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	—	—	15
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367
Six Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	(10)	140	130	(120)	(40)	100
Charge-offs	—	—	—	—	—	—
Recoveries	31	—	—	—	—	31
Ending balance	$1,604	$3,800	$888	$691	$384	$7,367

There were no loans acquired with deteriorated credit quality during the three and six months ended June 30, 2015 and 2014.

The ALL was $8.3 million, or 1.60% of our total loan portfolio, at June 30, 2015, compared to $7.6 million, or 1.72% of our total loan portfolio, at December 31, 2014. At June 30, 2015 and December 31, 2014, our non-performing loans were $712,000 and $632,000, respectively. The ratio of our ALL to non-performing loans was 1,169.53% and 1,203.03% at June 30, 2015 and December 31, 2014, respectively. In addition, our ratio of non-performing loans to total loans was 0.14% at both June 30, 2015 and December 31, 2014. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

At June 30, 2015 and December 31, 2014, we had a net deferred tax asset of $3.1 million and $3.0 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to the allowance for loan losses and equity compensation.

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

At June 30, 2015, total deposits were $580.9 million compared to $503.2 million at December 31, 2014, representing an increase of 15.4%, or $77.7 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $532.4 million and $462.4 million at June 30, 2015 and December 31, 2014, respectively. Non-interest bearing deposits represent 59.2% of total deposits at June 30, 2015, compared to 56.1% at December 31, 2014.

The following table reflects a summary of deposit categories by dollar and percentage at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$344,043	59.2%	$282,217	56.1%
Interest bearing checking	27,239	4.7%	25,492	5.1%
Money market deposits and savings	161,081	27.7%	154,706	30.7%
Certificates of deposit	48,535	8.4%	40,757	8.1%
Total	$580,898	100.0%	$503,172	100.0%

At June 30, 2015, the Company had three certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.9% of total deposits. The deposits outstanding at June 30, 2015 are scheduled to mature in the third quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.6% of total deposits. The Company was required to pledge $50.6 million and $41.8 million of investment securities at June 30, 2015 and December 31, 2014, respectively, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $250,000 or more was $46.6 million and $38.6 million at June 30, 2015 and December 31, 2014, respectively.

Scheduled maturities of certificates of deposit in amounts of $250,000 or more at June 30, 2015, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$46,257
Due after 3 months and within 6 months	315
Due after 6 months and within 12 months	—
Due after 12 months	—
Total	$46,572

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 12.7% at June 30, 2015 and 15.7% at December 31, 2014.

At June 30, 2015 and December 31, 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $154.2 million and $146.0 million, respectively. The Company had $15.0 million and $17.5 million, respectively, of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at June 30, 2015 and December 31, 2014. The Company had no overnight borrowings outstanding under this borrowing/credit facility at June 30, 2015 and December 31, 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at June 30, 2015 and December 31, 2014 (dollars in thousands):

Maturity Date	Interest Rate	June 30, 2015	December 31, 2014
May 26, 2015	1.65%	$—	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$15,000	$17,500

At June 30, 2015 and December 31, 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of June 30, 2015 and December 31, 2014, the Company had pledged $2.0 million and $2.5 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of June 30, 2015, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At June 30, 2015, the Company had total stockholders’ equity of $62.7 million, which included $127,000 in common stock, $74.8 million in additional paid-in capital, $845,000 in accumulated deficit, $57,000 in accumulated other comprehensive income, and $11.5 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 and common equity Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of June 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of June 30, 2015 and December 31, 2014 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well- Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015:
Total Risk-Based Capital Ratio	$69,667	12.42%	$66,118	11.78%	$44,890	8.00%	$56,112	10.00%
Tier 1 Risk-Based Capital Ratio	$62,633	11.16%	$59,083	10.53%	$33,668	6.00%	$44,890	8.00%
Common Equity Tier 1 Capital Ratio	$62,633	11.16%	$59,083	10.53%	$25,251	4.50%	$36,473	6.50%
Tier 1 Leverage Ratio	$62,633	9.80%	$59,083	9.24%	$25,572	4.00%	$31,988	5.00%
December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

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

The phase-in period for the final rules commenced for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. For capital adequacy purposes, the capital ratios of the Company and the Bank would currently be in compliance with the capital conservation buffer discussed above assuming the 2.5% capital conservation buffer was fully phased in as of June 30, 2015. Management will continue to closely monitor these ratios throughout the phase in period and beyond, and intends to take appropriate action, if necessary, to ensure that as the additional requirements are phased in that the BCBS capital guidelines are satisfied. Appropriate actions may include accessing capital markets, the disposition of assets, as well as other actions deemed necessary at that time.

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

(in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$149,652	$146,403
Commitments to extend credit to directors and officers (undisbursed amount)	$1,171	$747
Standby/commercial letters of credit	$2,646	$2,670
Guarantees on revolving credit card limits	$671	$672
Outstanding credit card balances	$154	$136

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of June 30, 2015 and December 31, 2014, the allowance for unfunded commitments was $345,000 and $320,000, respectively, which represented 0.23% and 0.21% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2015.

(dollars in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans of Program (1)
April 1-30, 2015	—	$—	—	$29
May 1-31, 2015	—	—	—	29
June 1-30, 2015	—	—	—	29
Total	—	$—	—	$29

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information

(a)     Additional Disclosures. None.

(b)     Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended June 30, 2015. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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