Form 10-Q
period 2015-09-30
1st Century Bancshares, Inc.
filed 2015-11-05
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number: 001-34226

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

10,321,702 shares of common stock of the registrant were outstanding as of November 2, 2015.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

September 30, 2015

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions; renewed deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; risks associated with the proposed underwritten public offering contemplated by the registration statement on Form S-1 filed with the SEC on September 25, 2015, which registration statement contains identified material risks associated with the offering; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in the Company’s 2014 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1. — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$10,313	$7,484
Interest earning deposits at other financial institutions	84,082	50,980
Total cash and cash equivalents	94,395	58,464
Investment securities — Available for Sale (“AFS”), at estimated fair value	73,133	79,689
Loans, net of allowance for loan losses of $8,639 and $7,599 at September 30, 2015 and December 31, 2014, respectively	540,496	435,257
Premises and equipment, net	1,745	1,460
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,915	4,822
Accrued interest and other assets	5,357	5,526
Total Assets	$720,041	$585,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$386,500	$282,217
Interest bearing deposits:
Interest bearing checking (“NOW”)	34,458	25,492
Money market deposits and savings	169,137	154,706
Certificates of deposit less than $250	1,770	2,185
Certificates of deposit of $250 or greater	46,000	38,572
Total deposits	637,865	503,172
Other borrowings	15,000	17,500
Accrued interest and other liabilities	3,034	2,853
Total Liabilities	655,899	523,525

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,655,633 and 12,129,310 issued at September 30, 2015 and December 31, 2014, respectively	127	121
Additional paid-in capital	75,098	71,736
Retained earnings (accumulated deficit)	9	(1,675)
Accumulated other comprehensive income	395	162
Treasury stock at cost — 2,333,931 and 1,988,869 shares at September 30, 2015 and December 31, 2014, respectively	(11,487)	(8,651)
Total Stockholders’ Equity	64,142	61,693
Total Liabilities and Stockholders’ Equity	$720,041	$585,218

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and fee income on:
Loans	$5,655	$4,382	$15,738	$12,332
Investments	318	325	973	1,394
Other	153	127	501	342
Total interest and fee income	6,126	4,834	17,212	14,068

Interest expense on:
Deposits	129	108	351	325
Borrowings	54	77	163	239
Total interest expense	183	185	514	564
Net interest income	5,943	4,649	16,698	13,504

Provision for loan losses	300	—	1,025	100
Net interest income after provision for loan losses	5,643	4,649	15,673	13,404

Non-interest income:
Gain on sale of AFS investment securities	—	196	75	982
Other operating income	181	92	444	394
Total non-interest income	181	288	519	1,376
Non-interest expenses:
Compensation and benefits	2,524	2,184	7,740	6,861
Occupancy	473	458	1,458	1,234
Professional fees	194	200	544	512
Technology	243	231	716	625
Marketing	114	88	318	250
FDIC assessments	100	92	287	277
Other operating expenses	674	605	2,157	1,886
Total non-interest expenses	4,322	3,858	13,220	11,645
Income before income taxes	1,502	1,079	2,972	3,135
Income tax provision	648	453	1,288	1,328
Net income	854	626	1,684	1,807

Other Comprehensive Income:
Net change in unrealized gains (losses) on AFS investments, net of tax	338	(219)	233	(44)
Comprehensive Income	$1,192	$407	$1,917	$1,763

Basic earnings per share	$0.09	$0.07	$0.18	$0.19
Diluted earnings per share	$0.09	$0.06	$0.17	$0.19

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock			Retained Earnings	Accumulated Other	Treasury Stock		Total
	Issued		Additional	(Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit)	Income	Shares	Amount	Equity
Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	228,000	2	(2)	—	—	—	—	—
Exercise of stock options	522,600	5	2,638	—	—	—	—	2,643
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	648	—	—	—	—	648
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(85,330)	(638)	(638)
Net income	—	—	—	1,807	—	—	—	1,807
Other comprehensive loss	—	—	—	—	(44)	—	—	(44)
Balance at September 30, 2014	12,129,310	$121	$70,515	$(2,229)	$8	(1,983,232)	$(8,611)	$59,804

Balance at December 31, 2014	12,129,310	$121	$71,736	$(1,675)	$162	(1,988,869)	$(8,651)	$61,693
Restricted stock issued	218,750	3	(3)	—	—	—	—	—
Exercise of stock options	307,573	3	2,461	—	—	—	—	2,464
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	724	—	—	—	—	724
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(345,062)	(2,836)	(2,836)
Excess tax benefit from stock based compensation	—	—	180	—	—	—	—	180
Net income	—	—	—	1,684	—	—	—	1,684
Other comprehensive income	—	—	—	—	233	—	—	233
Balance at September 30, 2015	12,655,633	$127	$75,098	$9	$395	(2,333,931)	$(11,487)	$64,142

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,684	$1,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	446	360
Amortization of premiums on investment securities, net	473	660
Provision for loan losses	1,025	100
(Accretion) amortization of deferred loan fees and costs, net	(38)	44
Gain on sale of AFS investment securities	(75)	(982)
Gain on sale of OREO	—	(47)
Non-cash stock compensation, net of forfeitures	724	648
Excess tax benefit related to stock option exercises and vesting of restricted stock	(180)	—
Decrease (increase) in accrued interest and other assets	187	(486)
Increase in accrued interest and other liabilities	181	639
Net cash provided by operating activities	4,427	2,743
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(8,377)	(34,114)
Maturities and principal reductions	8,947	13,360
Proceeds from sale of securities	5,983	55,896
Increase in loans, net	(106,226)	(34,982)
Proceeds from sale of OREO	—	137
Purchase of premises and equipment	(731)	(272)
Purchase of FRB stock and FHLB stock	(93)	(190)
Net cash used in investing activities	(100,497)	(165)
Cash flows from financing activities:
Net increase in deposits	134,693	43,576
Repayment of other long-term borrowings	(2,500)	(2,500)
Proceeds from exercise of stock options	2,464	2,643
Excess tax benefit related to stock option exercises and vesting of restricted stock	180	—
Shares surrendered to pay taxes on vesting of stock based compensation	(2,836)	(638)
Net cash provided by financing activities	132,001	43,081
Increase in cash and cash equivalents	35,931	45,659
Cash and cash equivalents, beginning of period	58,464	44,688
Cash and cash equivalents, end of period	$94,395	$90,347

Supplemental cash flow information:
Cash paid during the period for:
Interest	$519	$569
Income taxes	$1,055	$777

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2015.

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

At September 30, 2015 and December 31, 2014, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three and nine months ended September 30, 2015, there were none and 208,031, respectively, of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For both the three and nine months ended September 30, 2014, there were 350,073 of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2015, there were none and 38,866, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three and nine months ended September 30, 2014, there were none and 4,370, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$854	$626	$1,684	$1,807
Average number of common shares outstanding	9,636,952	9,481,072	9,588,224	9,408,312
Effect of dilution of stock options	—	812	—	18,415
Effect of dilution of restricted stock	241,413	266,704	250,116	303,491
Average number of common shares outstanding used to calculate diluted earnings per common share	9,878,365	9,748,588	9,838,340	9,730,218

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

Deferred Stock Issuance Cost.

Stock issuance costs include incremental direct costs incurred with third parties that are directly attributable to equity financing transactions. Those costs include legal and accounting fees and underwriters’ fees and expenses. Since certain of those costs are incurred in advance of receiving the proceeds from a planned equity financing transaction, they are deferred pending completion of the offering at which point the deferred costs are netted against stock issuance proceeds and recorded in equity.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-15). On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015- 15 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2015-14 on its financial statements and disclosures, if any.

(2)	Investments

The following is a summary of the investments categorized as Available for Sale at September 30, 2015 and December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At September 30, 2015:
Investments — Available for Sale
U.S. Treasuries and Government Agencies	$28,429	$459	$—	$28,888
Corporate Notes	2,000	—	—	2,000
Residential Mortgage-Backed Securities	42,034	286	(75)	42,245
Total	$72,463	$745	$(75)	$73,133
At December 31, 2014:
Investments — Available for Sale
U.S Treasuries and Government Agencies	$25,973	$160	$(5)	$26,128
Corporate Notes	2,528	10	—	2,538
Residential Mortgage-Backed Securities	50,913	275	(165)	51,023
Total	$79,414	$445	$(170)	$79,689

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at September 30, 2015 or December 31, 2014. At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at September 30, 2015 and December 31, 2014, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $54.1 million and $48.4 million, respectively. Deposits from the State of California were $46.0 million and $38.0 million at September 30, 2015 and December 31, 2014, respectively.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at September 30, 2015. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.14 years at September 30, 2015.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasuries and Government Agencies	$—	—%	$26,589	1.86%	$2,299	2.05%	$—	—%	$28,888	1.87%
Corporate Notes	2,000	1.31	—	—	—	—	—	—	2,000	1.31
Residential Mortgage-Backed Securities	—	—	428	5.20	19,292	1.43	22,525	1.83	42,245	1.68
Total	$2,000	1.31%	$27,017	1.91%	$21,591	1.49%	$22,525	1.83%	$73,133	1.74%

A total of 15 and 26 securities had unrealized losses at September 30, 2015 and December 31, 2014, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At September 30, 2015:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(25)	$11,283	$(50)	$5,748
At December 31, 2014:
Investments-Available for Sale
U.S Treasuries and Government Agencies	$(5)	$8,057	$—	$—
Residential Mortgage-Backed Securities	(35)	11,694	(130)	17,651

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at September 30, 2015 and December 31, 2014 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

During the nine months ended September 30, 2015, the Company sold available for sale investment securities with an amortized cost of $5.9 million, resulting in realized gains of $75,000, which were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. No securities were sold during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company sold available for sale investment securities with an amortized cost of $11.5 million and $54.9 million, respectively, resulting in realized gains of $196,000 and $982,000, respectively.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 84.2% and 83.5% of all loans are secured by real estate at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$107,384	19.6%	$91,694	20.7%
Commercial real estate	239,224	43.6%	185,752	42.0%
Residential	119,091	21.7%	98,806	22.3%
Land and construction	47,700	8.7%	37,075	8.4%
Consumer and other (2)	35,462	6.4%	29,458	6.6%
Loans, gross	548,861	100.0%	442,785	100.0%
Net deferred costs	274		71
Less — allowance for loan losses	(8,639)		(7,599)
Loans, net	$540,496		$435,257

(1) Unsecured commercial loan balances were $32.4 million and $25.1 million at September 30, 2015 and December 31, 2014, respectively.

(2) Unsecured consumer and other loan balances were $8.1 million and $5.1 million at September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$1,769	$4,275	$777	$971	$531	$8,323
Provision for loan losses	35	185	90	—	(10)	300
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,820	$4,460	$867	$971	$521	$8,639
Nine Months Ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	35	635	120	155	80	1,025
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	33	—	—	—	—	33
Ending balance	$1,820	$4,460	$867	$971	$521	$8,639
As of September 30, 2015:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,785	4,460	867	971	521	8,604
Total	$1,820	$4,460	$867	$971	$521	$8,639
Loans:
Ending balance: individually evaluated for impairment	$712	$—	$—	$—	$47	$759
Ending balance: collectively evaluated for impairment	106,672	239,224	119,091	47,700	35,415	548,102
Total	$107,384	$239,224	$119,091	$47,700	$35,462	$548,861
Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,604	$3,800	$888	$691	$384	$7,367
Provision for loan losses	125	100	(275)	—	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	209	—	—	210
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577
Nine Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	240	(145)	(120)	10	100
Charge-offs	—	—	—	—	—	—
Recoveries	32	—	209	—	—	241
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577
As of September 30, 2014:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,695	3,900	822	691	434	7,542
Total	$1,730	$3,900	$822	$691	$434	$7,577
Loans:
Ending balance: individually evaluated for impairment	$655	$—	$—	$—	$50	$705
Ending balance: collectively valuated for impairment	83,214	183,242	95,173	30,433	25,991	418,053
Total	$83,869	$183,242	$95,173	$30,433	$26,041	$418,758

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$20	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	1,732	3,825	747	816	459	7,579
Total	$1,752	$3,825	$747	$816	$459	$7,599
Loans:
Ending balance: individually evaluated for impairment	$632	$—	$—	$—	$49	$681
Ending balance: collectively evaluated for impairment	91,062	185,752	98,806	37,075	29,409	442,104
Total	$91,694	$185,752	$98,806	$37,075	$29,458	$442,785

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of September 30, 2015 and December 31, 2014, the allowance for unfunded lending commitments was $345,000 and $320,000, respectively, and is primarily related to $162.9 million and $146.4 million in commitments to extend credit to customers and $3.1 million and $2.7 million in standby/commercial letters of credit at September 30, 2015 and December 31, 2014, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of September 30, 2015 and December 31, 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. Total additions to non-performing loans during the nine months ended September 30, 2015 and 2014 was $100,000 and none, respectively. Non-performing loans represented 0.13% and 0.14% of total loans at September 30, 2015 and December 31, 2014, respectively. There were no accruing loans past due 90 days or more at September 30, 2015 and December 31, 2014.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of September 30, 2015:
Commercial	$649	$—	$712	$1,361	$106,023	$107,384
Commercial real estate	—	—	—	—	239,224	239,224
Residential	—	—	—	—	119,091	119,091
Land and construction	—	—	—	—	47,700	47,700
Consumer and other	—	—	—	—	35,462	35,462
Totals	$649	$—	$712	$1,361	$547,500	$548,861
As of December 31, 2014:
Commercial	$—	$60	$572	$632	$91,062	$91,694
Commercial real estate	—	—	—	—	185,752	185,752
Residential	—	—	—	—	98,806	98,806
Land and construction	—	—	—	—	37,075	37,075
Consumer and other	—	—	—	—	29,458	29,458
Totals	$—	$60	$572	$632	$442,153	$442,785

The following table sets forth non-accrual loans and other real estate owned at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual loans:
Commercial	$712	$632
Total non-accrual loans	712	632
Total non-performing assets	$712	$632

Non-performing assets to gross loans and OREO	0.13%	0.14%
Non-performing assets to total assets	0.10%	0.11%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at September 30, 2015 and December 31, 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of September 30, 2015:
Grade:
Pass	$105,847	$239,224	$119,091	$47,700	$35,415
Special Mention	176	—	—	—	—
Substandard	1,361	—	—	—	47
Total	$107,384	$239,224	$119,091	$47,700	$35,462
As of December 31, 2014:
Grade:
Pass	$90,235	$185,201	$98,806	$37,075	$29,409
Special Mention	180	—	—	—	—
Substandard	1,279	551	—	—	49
Total	$91,694	$185,752	$98,806	$37,075	$29,458

There were no loans assigned to the Doubtful or Loss grade as of September 30, 2015 and December 31, 2014.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the nine months ended September 30, 2015:
With no related allowance recorded:
Commercial	$572	$848	$—	$572
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	47	47	—	48
With an allowance recorded:
Commercial	$140	$155	$35	$96
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$712	$1,003	$35	$668
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$47	$47	$—	$48
As of and for the year ended December 31, 2014:
With no related allowance recorded:
Commercial	$572	$848	$—	$707
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	49	49	—	36
With an allowance recorded:
Commercial	$60	$74	$20	$106
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$632	$922	$20	$813
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$49	$49	$—	$36

During the three and nine months ended September 30, 2015, the average balance of impaired loans was $760,000 and $716,000, respectively, compared to $809,000 and $900,000 for the same periods last year. As of September 30, 2015 and December 31, 2014, there were $712,000 and $632,000 of impaired loans on non-accrual status. For the three and nine months ended September 30, 2015, interest income recognized on impaired loans subsequent to their classification as impaired was $1,000 and $2,000, respectively, compared to $2,000 and $8,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three and nine months ended September 30, 2015. Troubled debt restructurings for the three and nine months ended September 30, 2014 are set forth in the following table.

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

The modification in connection with the troubled debt restructurings during the three and nine months ended September 30, 2014 was primarily related to extending the amortization period of these loans. The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the three and nine months ended September 30, 2015 and 2014. During the three and nine months ended September 30, 2015 and 2014, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2015 and December 31, 2014 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	September 30, 2015		December 31, 2014
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,045	$(54)	$2,650	$(23)
Commercial loan interest rate swaps	$(2,045)	$54	$(2,650)	$23

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2015 and December 31, 2014 were as follow:

	September 30, 2015 Weighted-Average		December 31, 2014 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.44%	4.96%	3.37%	4.85%
Non-hedging interest rate swaps	4.96%	3.44%	4.85%	3.37%

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

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$854	$626	$1,684	$1,807
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax (expense) benefit of ($236) and ($193) for the three and nine months ended September 30, 2015, respectively, and $72 and ($373) for the three and nine months ended September 30, 2014, respectively	338	(104)	277	534
Reclassification for net gains included in earnings, net of tax expense of none and $31 for the three and nine months ended September 30, 2015, respectively, and $81 and $404 for the three and nine months ended September 30, 2014, respectively	—	(115)	(44)	(578)
Comprehensive income	$1,192	$407	$1,917	$1,763

Reclassification adjustments of none and $75,000 for the three and nine months ended September 30, 2015, respectively, are included in non-interest income within the unaudited Consolidated Statements of Operations and Comprehensive Income. Reclassification adjustments for the three and nine months ended September 30, 2014 were $196,000 and $982,000, respectively. Income tax expense associated with these reclassification adjustments for the three and nine months ended September 30, 2015 was none and $31,000, respectively, and is included in income tax provision within the unaudited Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the three and nine months ended September 30, 2014 were $81,000 and $404,000, respectively.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$57	$227	$162	$52
Other comprehensive income (loss) before reclassifications	338	(104)	277	534
Amounts reclassified from accumulated other comprehensive income	—	(115)	(44)	(578)
Net other comprehensive income (loss)	338	(219)	233	(44)
Ending balance	$395	$8	$395	$8

(6)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at September 30, 2015 and December 31, 2014 are comprised of the following:

(in thousands)	September 30, 2015	December 31, 2014
Leasehold improvements	$1,881	$1,537
Furniture & equipment	3,140	2,803
Software	868	847
Total	5,889	5,187
Accumulated depreciation	(4,144)	(3,727)
Premises and equipment, net	$1,745	$1,460

Depreciation and amortization included in occupancy expense was $143,000 and $446,000 for the three and nine months ended September 30, 2015, respectively, compared to $117,000 and $360,000 for the three and nine months ended September 30, 2014, respectively.

(7)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$386,500	60.6%	$282,217	56.1%
Interest bearing checking	34,458	5.4%	25,492	5.1%
Money market deposits and savings	169,137	26.5%	154,706	30.7%
Certificates of deposit	47,770	7.5%	40,757	8.1%
Total	$637,865	100.0%	$503,172	100.0%

At September 30, 2015, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.2% of total deposits. The deposits outstanding at September 30, 2015 are scheduled to mature in the fourth quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.6% of total deposits. The Company was required to pledge $50.6 million and $41.8 million, respectively, of investment securities at September 30, 2015 and December 31, 2014, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $250,000 or greater was $46.0 million and $38.6 million, at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, all certificates of deposit of $250,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, were scheduled to mature in six months or less.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at September 30, 2015.

(in thousands)	Six months and less	Greater than six months through one year	Greater than one year
0.00% to 0.99%	$47,580	$81	$69
1.00% to 1.99%	12	—	28
Total	$47,592	$81	$97

(8)	Other Borrowings

At September 30, 2015 and December 31, 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $165.3 million and $146.0 million, respectively. The Company had $15.0 million and $17.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2015 and December 31, 2014, respectively. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2015 and December 31, 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2015 and December 31, 2014 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2015	December 31, 2014
May 26, 2015	1.65%	$—	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$15,000	$17,500

At September 30, 2015 and December 31, 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of September 30, 2015 and December 31, 2014, the Company had pledged $4.3 million and $2.5 million, respectively, of investments related to these lines of credit.

(9)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $162.9 million and $146.4 million in commitments to extend credit to customers and $3.1 million and $2.7 million in standby/commercial letters of credit at September 30, 2015 and December 31, 2014, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $186,000 and $136,000 as of September 30, 2015 and December 31, 2014, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense, was $265,000 and $797,000 for the three and nine months ended September 30, 2015, respectively, compared to $267,000 and $684,000 for the three and nine months ended September 30, 2014, respectively.

The projected minimum rental payments under the term of the leases at September 30, 2015 are as follows (in thousands):

Years ending December 31,
2015 (October-December)	$242
2016	985
2017	1,015
2018	1,046
2019	834
Thereafter	3,600
Total	$7,722

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At September 30, 2015 and December 31, 2014, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2015 (October-December)	$269
2016	707
2017	525
2018	323
2019	184
Thereafter	153
Total	$2,161

(10)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$28,888	$3,953	$24,935	$—
Corporate Notes	2,000	—	2,000	—
Residential Mortgage-Backed Securities	42,245	—	42,245	—
Derivative Assets – Interest Rate Swaps	54	—	54	—
Derivative Liabilities – Interest Rate Swaps	54	—	54	—
At December 31, 2014:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$26,128	$3,885	$22,243	$—
Corporate Notes	2,538	—	2,538	—
Residential Mortgage-Backed Securities	51,023	—	51,023	—
Derivative Assets – Interest Rate Swaps	23	—	23	—
Derivative Liabilities – Interest Rate Swaps	23	—	23	—

AFS securities — As of September 30, 2015 and December 31, 2014, the Level 2 fair value of the Company’s residential mortgage-backed securities was $42.2 million and $51.0 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2005 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2015 and December 31, 2014, the weighted average yield and weighted average life of these securities were 1.68% and 1.82%, respectively, and 3.14 years and 3.64 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three and nine months ended September 30, 2015 and 2014.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
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

The estimated fair value and carrying amounts of the financial instruments at September 30, 2015 and December 31, 2014 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Assets
Cash and cash equivalents	$94,395	$94,395	$—	$—	$94,395
Investment securities	73,133	3,953	69,180	—	73,133
FRB stock	1,748	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	540,496	—	—	540,914	540,914
Non-hedging interest rate swaps	54	—	54	—	54
Accrued interest receivable	1,615	1,615	—	—	1,615
Liabilities
Non-interest bearing deposits	$386,500	$386,500	$—	$—	$386,500
Interest bearing deposits	251,365	203,595	47,770	—	251,365
Other borrowings	15,000	—	15,084	—	15,084
Non-hedging interest rate swaps	54	—	54	—	54
Accrued interest payable	18	18	—	—	18
As of December 31, 2014
Assets
Cash and cash equivalents	$58,464	$58,464	$—	$—	$58,464
Investment securities	79,689	3,885	75,804	—	79,689
FRB stock	1,655	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	435,257	—	—	433,588	433,588
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest receivable	1,418	1,418	—	—	1,418
Liabilities
Non-interest bearing deposits	$282,217	$282,217	$—	$—	$282,217
Interest bearing deposits	220,955	180,198	40,757	—	220,955
Other borrowings	17,500	—	17,551	—	17,551
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest payable	23	23	—	—	23

(12)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gain on sale of AFS investment securities	$—	$196	$75	$982
Service charges and other operating income	181	92	444	394
Total non-interest income	$181	$288	$519	$1,376

(13)	Stock-Based Compensation

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

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $261,000 and $724,000 for the three and nine months ended September 30, 2015, respectively, compared to $227,000 and $648,000 for the same periods last year. The fair value of restricted stock awards that vested was none and $727,000 for the three and nine months ended September 30, 2015, respectively, compared to $12,000 and $412,000 for the three and nine months ended September 30, 2014, respectively.

The following table reflects a combined summary of the activities related to restricted stock awards outstanding for the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
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

During the nine months ended September 30, 2015 and 2014, there were none and 72,000, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the nine months ended September 30, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00 per share. As of September 30, 2015 and 2014, there were no remaining options outstanding related to the plan.

There have been no options granted under the Director and Employee Stock Option Plan for the nine months ended September 30, 2015 or 2014. There have been 307,573 and 450,600 options exercised during the nine months ended September 30, 2015 and 2014, respectively, at a weighted average price of $8.01 and $5.07 per share, respectively. The remaining contractual life of the Director and Employee Stock Options outstanding was none and 0.84 years at September 30, 2015 and 2014, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at September 30, 2014. During the nine months ended September 30, 2015, 42,500 of unexercised option under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $8.40 per share. At September 30, 2014, the weighted average exercise price of the 350,073 shares outstanding under the Director and Employee Stock Option Plan was $8.06. As of September 30, 2015, there were no remaining options outstanding related to the plan.

The following tables detail the amount of shares authorized and available under all stock plans as of September 30, 2015:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2015 and December 31, 2014 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well-Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015:
Total Risk-Based Capital Ratio	$71,193	11.98%	$67,653	11.39%	$47,529	8.00%	$59,410	10.00%
Tier 1 Risk-Based Capital Ratio	$63,748	10.73%	$60,207	10.13%	$35,646	6.00%	$47,528	8.00%
Common Equity Tier 1 Capital Ratio	$63,748	10.73%	$60,207	10.13%	$26,735	4.50%	$38,617	6.50%
Tier 1 Leverage Ratio	$63,748	9.20%	$60,207	8.68%	$27,720	4.00%	$34,666	5.00%
December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

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

(15)	Shareholders' Equity

On September 25, 2015, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") relating to a proposed underwritten public offering of shares of its common stock having an aggregate offering price of up to $30.0 million. The registration statement has not yet become effective and these securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. A written prospectus for the offering may be obtained by contacting Jessica Graham, General Counsel, 1st Century Bancshares, Inc., 1875 Century Park East, Suite 1400, Los Angeles, California 90067, telephone (310) 270-9500. The Company intends to use the net proceeds to support its organic growth, de novo branching or the opening of relationship offices, the pursuit of strategic acquisition opportunities, and other general corporate purposes. The offering is subject to market conditions and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering.

In connection with the Form S-1 filing, approximately $8,000 of direct, incremental costs incurred have been capitalized and included in other assets in the unaudited consolidated balance sheet as of September 30, 2015.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended September 30, 2015.

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

Summary of Financial Condition and Results of Operations

For the three and nine months ended September 30, 2015, the Company recorded net income of $854,000, or $0.09 per diluted share, and $1.7 million, or $0.17 per diluted share, respectively. During the same periods last year, the Company reported net income of $626,000, or $0.06 per diluted share, and $1.8 million, or $0.19 per diluted share, respectively. The increase in net income during the three months ended September 30, 2015 as compared to the same period last year was primarily due to an increase in net interest income of $1.3 million, resulting from an increase in the average balance of loans during the current quarter as compared to the same period last year. This item was partially offset by a $300,000 increase in provision for loan losses, a $464,000 increase in non-interest expenses and a $196,000 decline in gains from the sale of securities. The decline in net income during the nine months ended September 30, 2015 as compared to the same period last year was primarily due to a $925,000 increase in provision for loan losses, a $907,000 decline in gains from the sale of securities, and a $1.6 million increase in non-interest expenses. These items were partially offset by an increase in net interest income of $3.2 million, primarily related to an increase in the average balance of loans during the nine months ended September 30, 2015, as compared to the same period last year.

Total assets at September 30, 2015 were $720.0 million, representing an increase of $134.8 million, or 23.0%, from $585.2 million at December 31, 2014. Cash and cash equivalents at September 30, 2015 were $94.4 million, representing an increase of $35.9 million, or 61.5%, from $58.5 million at December 31, 2014. Loans increased by $106.3 million from $442.9 million at December 31, 2014 to $549.1 million at September 30, 2015. Loan originations were $74.6 million and $222.1 million during the three and nine months ended September 30, 2015, respectively, compared to $68.4 million and $170.8 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2015 were 12.1% and 12.9%, compared to 26.0% and 17.5% for the same periods last year. Investment securities were $73.1 million at September 30, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $6.6 million, or 8.2%. During the nine months ended September 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company sold investment securities with an amortized cost of $11.5 million and $54.9 million, respectively, recognizing gains of $196,000 and $982,000, respectively. The weighted average life of our investment securities was 3.67 years and 4.02 years at September 30, 2015 and December 31, 2014, respectively.

Total liabilities at September 30, 2015 increased by $132.4 million, or 25.3%, to $655.9 million compared to $523.5 million at December 31, 2014. This increase is primarily due to a $134.7 million increase in deposits. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $590.1 million and $462.4 million at September 30, 2015 and December 31, 2014, respectively, representing an increase of $127.7 million, or 27.6%.

Average interest earning assets increased $121.1 million, from $565.1 million for the three months ended September 30, 2014 to $686.2 million for the three months ended September 30, 2015. The weighted average interest rate on interest earning assets was 3.54% and 3.40% for the three months ended September 30, 2015 and 2014, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year.

Average interest earning assets increased $86.1 million, from $550.0 million for the nine months ended September 30, 2014 to $636.1 million for the nine months ended September 30, 2015. The weighted average interest rate on interest earning assets was 3.62% and 3.42% for the nine months ended September 30, 2015 and 2014, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year.

Average interest bearing deposits and borrowings increased $23.1 million, from $240.8 million for the three months ended September 30, 2014 to $264.0 million for the three months ended September 30, 2015. The average cost of interest bearing deposits and borrowings was 0.27% during the three months ended September 30, 2015 compared to 0.30% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in the average balance of our borrowings, as compared to the same period last year.

Average interest bearing deposits and borrowings increased $4.6 million, from $243.0 million for the nine months ended September 30, 2014 to $247.6 million for the nine months ended September 30, 2015. The average cost of interest bearing deposits and borrowings was 0.28% during the nine months ended September 30, 2015 compared to 0.31% for the same period last year. The decline in our cost of interest bearing deposits and borrowings is primarily attributable to a decrease in the average balance of our borrowings, as compared to the same period last year.

At September 30, 2015, stockholders’ equity totaled $64.1 million, or 8.9% of total assets, as compared to $61.7 million, or 10.5% of total assets at December 31, 2014. The Company’s book value per share of common stock was $6.21 as of September 30, 2015, compared to $5.89 and $6.08 per share as of September 30, 2014 and December 31, 2014, respectively.

Set forth below are certain key financial performance ratios and other financial data for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Annualized return on average assets	0.49%	0.43%	0.35%	0.43%

Annualized return on average stockholders’ equity	5.35%	4.17%	3.59%	4.12%

Average stockholders’ equity to average assets	9.14%	10.41%	9.76%	10.53%

Net interest margin	3.44%	3.26%	3.51%	3.28%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.25% at September 30, 2015 and 2014. There was no change in the targeted federal funds rate during the three and nine months ended September 30, 2015 and 2014, remaining at 0.00%-0.25%.

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

During the quarter ended September 30, 2015, net interest income was $5.9 million compared to $4.6 million for the same period last year. The increase in net interest income was primarily attributable to an 18 basis point improvement in our net interest spread. This increase in net interest spread was due to increases in the average balances of our loan portfolio during the quarter ended September 30, 2015 as compared to the same period last year. The average balance of our loan portfolio was $532.4 million during the quarter ended September 30, 2015, compared to $416.3 million for the same period last year.

The Company’s net interest spread was 3.27% for the three months ended September 30, 2015 compared to 3.09% for the same period last year.

The Company’s net interest margin (net interest income divided by average interest earning assets) was 3.44% for the quarter ended September 30, 2015, compared to 3.26% for the same period last year. The 18 basis point increase in net interest margin is primarily due to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year. The percentage of average loans to total average earning assets increased to 77.6% during the quarter ended September 30, 2015, compared to 73.7% during the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,
	2015			2014
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$74,421	$48	0.25%	$70,174	$46	0.26%
U.S. Treasuries and Gov’t agencies	28,725	133	1.84%	6,755	36	2.09%
Corporate notes	2,009	7	1.32%	2,569	9	1.35%
Residential mortgage-backed securities	43,712	178	1.64%	64,506	280	1.74%
Federal Reserve Bank stock	1,729	26	6.00%	1,600	24	6.00%
Federal Home Loan Bank stock	3,167	79	9.90%	3,167	57	7.21%
Loans (1) (2)	532,387	5,655	4.21%	416,320	4,382	4.18%
Earning assets	686,150	6,126	3.54%	565,091	4,834	3.40%
Other assets	7,178			6,581
Total assets	$693,328			$571,672
Liabilities & Equity
Interest checking (NOW)	$30,746	10	0.13%	$22,145	7	0.13%
Money market deposits and savings	169,784	110	0.26%	152,495	93	0.24%
CDs	48,428	9	0.08%	41,169	8	0.08%
Borrowings	15,000	54	1.44%	25,000	77	1.22%
Total interest bearing deposits and borrowings	263,958	183	0.27%	240,809	185	0.30%
Demand deposits	363,069			268,435
Other liabilities	2,948			2,910
Total liabilities	629,975			512,154
Equity	63,353			59,518
Total liabilities & equity	$693,328			$571,672

Net interest income / spread		$5,943	3.27%		$4,649	3.09%

Net interest margin			3.44%			3.26%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination cost amortization of $1,000 and $40,000 for the three months ended September 30, 2015 and 2014, respectively.

(2)	Includes average non-accrual loans of $712,000 and $674,000 for the three months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30, 2015 Compared to 2014 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$3	$(1)	$2
U.S. Treasuries and Gov’t agencies	102	(5)	97
Corporate notes	(2)	—	(2)
Residential mortgage-backed securities	(86)	(16)	(102)
Federal Reserve Bank stock	2	—	2
Federal Home Loan Bank stock	—	22	22
Loans	1,233	40	1,273
Total increase in interest income	1,252	40	1,292
Interest expense:
Interest checking (NOW)	3	—	3
Money market deposits and savings	12	5	17
CDs	1	—	1
Borrowings	(35)	12	(23)
Total increase (decrease) in interest expense	(19)	17	(2)
Net increase in net interest income	$1,271	$23	$1,294

During the nine months ended September 30, 2015, net interest income was $16.7 million compared to $13.5 million for the same period last year. The increase in net interest income was primarily attributable to a 23 basis point improvement in our net interest spread. This increase in net interest spread was due to increases in the average balances of our loan portfolio during the nine months ended September 30, 2015 as compared to the same period last year. The average balance of our loan portfolio was $498.4 million during the nine months ended September 30, 2015, compared to $395.1 million for the same period last year.

The Company’s net interest spread was 3.34% for the nine months ended September 30, 2015 compared to 3.11% for the same period last year.

The Company’s net interest margin was 3.51% for the nine months ended September 30, 2015, compared to 3.28% for the same period last year. As discussed above, the improvement in our net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year. The percentage of average loans to total average earning assets increased to 78.4% during the nine months ended September 30, 2015, compared to 71.8% during the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
	2015			2014
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$57,644	$112	0.26%	$57,705	$110	0.26%
U.S. Treasuries and Gov’t agencies	26,192	363	1.86%	4,414	70	2.12%
Corporate notes	2,107	21	1.31%	2,777	28	1.33%
Residential mortgage-backed securities	46,879	589	1.68%	85,298	1,296	2.03%
Federal Reserve Bank stock	1,703	76	6.00%	1,590	72	6.00%
Federal Home Loan Bank stock	3,167	313	13.20%	3,123	160	6.86%
Loans (1) (2)	498,361	15,738	4.22%	395,084	12,332	4.17%
Earning assets	636,053	17,212	3.62%	549,991	14,068	3.42%
Other assets	7,134			6,618
Total assets	$643,187			$556,609
Liabilities & Equity
Interest checking (NOW)	$28,387	30	0.14%	$21,925	22	0.14%
Money market deposits and savings	157,633	298	0.25%	152,923	277	0.24%
CDs	45,297	23	0.07%	41,853	26	0.08%
Borrowings	16,328	163	1.34%	26,301	239	1.21%
Total interest bearing deposits and borrowings	247,645	514	0.28%	243,002	564	0.31%
Demand deposits	329,998			252,456
Other liabilities	2,787			2,534
Total liabilities	580,430			497,992
Equity	62,757			58,617
Total liabilities & equity	$643,187			$556,609

Net interest income / spread		$16,698	3.34%		$13,504	3.11%

Net interest margin			3.51%			3.28%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination fee accretion and (cost amortization) of $38,000 and ($44,000) for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Includes average non-accrual loans of $667,000 and $714,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

	Nine Months Ended September 30, 2015 Compared to 2014 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$—	$2	$2
U.S. Treasuries and Gov’t agencies	303	(10)	293
Corporate notes	(7)	—	(7)
Residential mortgage-backed securities	(511)	(196)	(707)
Federal Reserve Bank stock	4	—	4
Federal Home Loan Bank stock	2	151	153
Loans	3,260	146	3,406
Total increase in interest income	3,051	93	3,144
Interest expense:
Interest checking (NOW)	8	—	8
Money market deposits and savings	9	12	21
CDs	2	(5)	(3)
Borrowings	(98)	22	(76)
Total increase (decrease) in interest expense	(79)	29	(50)
Net increase in net interest income	$3,130	$64	$3,194

Provision for Loan Losses

During the three and nine months ended September 30, 2015, we recorded a provision for loan losses of $300,000 and $1.0 million, respectively, compared to none and $100,000 for the three and nine months ended September 30, 2014. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $176,000, $1.4 million and none, respectively, at September 30, 2015, compared to $155,000, $1.9 million and none, respectively, at September 30, 2014. We had net recoveries of $16,000 and $15,000 during the three and nine months ended September 30, 2015, compared to net recoveries $210,000 and $241,000 for the same periods last year. At September 30, 2015, the ALL to total loans was 1.57% compared to 1.72% at December 31, 2014. The risks associated with the adequacy of our ALL and the decline in this ratio may have increased as a result of our loan growth. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of September 30, 2015 and December 31, 2014 was adequate to absorb probable and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.13% and 0.14% at September 30, 2015 and December 31, 2014, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.10% and 0.11% at September 30, 2015 and December 31, 2014, respectively.

Non-Interest Income

Non-interest income was $181,000 and $519,000 for the three and nine months ended September 30, 2015, respectively, compared to $288,000 and $1.4 million for the same periods last year. During the nine months ended September 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company sold $11.5 million and $54.9 million of investment securities, respectively, recognizing gains of $196,000 and $982,000, respectively. With the exception of such gains, non-interest income primarily consists of customer related fee income.

Non-Interest Expense

Non-interest expense was $4.3 million and $13.2 million for the three and nine months ended September 30, 2015, compared to $3.9 million and $11.6 million for the same periods last year. The increases in non-interest expense during the three and nine months ended September 30, 2015 as compared to the same periods last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as the supplemental costs associated with the Bank’s recently opened relationship office in Beverly Hills.

Income Tax Provision

During the three and nine months ended September 30, 2015, we recorded tax provisions of $648,000 and $1.3 million, respectively, compared to a tax provision of $453,000 and $1.3 million for the same periods last year. The changes in tax provision were consistent with the changes in pre-tax earnings.

Financial Condition

Assets

Total assets at September 30, 2015 were $720.0 million, representing an increase of $134.8 million, or 23.0%, from $585.2 million at December 31, 2014. Cash and cash equivalents at September 30, 2015 were $94.4 million, representing an increase of $35.9 million, or 61.5%, from $58.5 million at December 31, 2014. Loans increased by $106.3 million, from $442.9 million at December 31, 2014 to $549.1 million at September 30, 2015. Loan originations were $74.6 million and $222.1 million during the three and nine months ended September 30, 2015, respectively, compared to $68.4 million and $170.8 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2015 were 12.1% and 12.9%, respectively, compared to 26.0% and 17.5% for the same periods last year. Investment securities were $73.1 million at September 30, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $6.6 million, or 8.2%. During the nine months ended September 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company sold investment securities with an amortized cost of $11.5 million and $54.9 million, respectively, recognizing gains of $196,000 and $982,000, respectively. The weighted average life of our investment securities was 3.67 years and 4.02 years at September 30, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $94.4 million and $58.5 million at September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At September 30, 2015, investment securities totaled $73.1 million compared to $79.7 million at December 31, 2014. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and debt securities issued by Government Sponsored Agencies. The underlying loans for the mortgage-backed securities are residential mortgages that were primarily originated beginning in 2005 through the current period. These loans are geographically dispersed throughout the United States. At September 30, 2015 and December 31, 2014, the weighted average yield and weighted average life of these residential mortgage-backed securities were 1.68% and 1.82%, respectively, and 3.14 years and 3.64 years, respectively. At September 30, 2015 and December 31, 2014, the weighted average rate and weighted average life of debt securities issued by Government Sponsored Agencies were 1.87% and 1.89%, respectively, and 4.46 years and 5.07 years, respectively.

During the nine months ended September 30, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. No securities were sold during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company sold $11.5 million and $54.9 million, respectively, of investment securities, recognizing gains of $196,000 and $982,000, respectively. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. In addition, the unrealized gain on investment securities increased to $670,000 at September 30, 2015, compared to $275,000 at December 31, 2014. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 24.2%, or $105.2 million, from $435.3 million at December 31, 2014 to $540.5 million at September 30, 2015. As of September 30, 2015 and December 31, 2014, total loans outstanding totaled $549.1 million and $442.9 million, respectively. Loan originations were $74.6 million and $222.1 million during the three and nine months ended September 30, 2015, respectively, compared to $68.4 million and $170.8 million during the same periods last year. Prepayment speeds for the three and nine months ended September 30, 2015 were 12.1% and 12.9%, respectively, compared to 26.0% and 17.5% for the same periods last year.

As of September 30, 2015 and December 31, 2014, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual loans:
Commercial	$712	$632
Total non-accrual loans	712	632
Total non-performing assets	$712	$632

Non-performing assets to gross loans and OREO	0.13%	0.14%
Non-performing assets to total assets	0.10%	0.11%

Non-accrual loans totaled $712,000 and $632,000 at September 30, 2015 and December 31, 2014, respectively. There were no accruing loans past due 90 days or more at September 30, 2015 and December 31, 2014. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $9,000 and $26,000 for the three and nine months ended September 30, 2015, respectively, compared to $9,000 and $29,000 for the same periods last year.

At September 30, 2015, non-accrual loans consisted of three commercial loans totaling $712,000. At December 31, 2014, non-accrual loans consisted of two commercial loans totaling $632,000.

At September 30, 2015 and December 31, 2014, the recorded investment in impaired loans was $759,000 and $681,000, respectively. At September 30, 2015 and December 31, 2014, the Company had a specific allowance for loan losses of $35,000 and $20,000, respectively on impaired loans of $140,000 and $60,000, respectively. There were $619,000 and $621,000 of impaired loans with no specific allowance for loan losses at September 30, 2015 and December 31, 2014, respectively. The average outstanding balance of impaired loans for the three and nine months ended September 30, 2015 was $760,000 and $716,000, respectively, compared to $809,000 and $900,000 for the same periods last year. At September 30, 2015 and December 31, 2014, there were $712,000 and $632,000, respectively, of impaired loans on non-accrual status. For both the three and nine months ended September 30, 2015, interest income recognized on impaired loans subsequent to their classification as impaired was $1,000 and $2,000, respectively, compared to $2,000 and $8,000 for the same periods last year. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Alternatively, no assurance can be given that future economic conditions or other factors will not lead to a decline in delinquent loans, which could result in a reversal of provision for loan losses and/or loan recoveries. Management believes that the ALL as of September 30, 2015 and December 31, 2014 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$1,769	$4,275	$777	$971	$531	$8,323
Provision for loan losses	35	185	90	—	(10)	300
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,820	$4,460	$867	$971	$521	$8,639
Nine Months Ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	35	635	120	155	80	1,025
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	33	—	—	—	—	33
Ending balance	$1,820	$4,460	$867	$971	$521	$8,639
Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,604	$3,800	$888	$691	$384	$7,367
Provision for loan losses	125	100	(275)	—	50	—
Charge-offs	—	—	—	—	—	—
Recoveries	1	—	209	—	—	210
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577
Nine Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	240	(145)	(120)	10	100
Charge-offs	—	—	—	—	—	—
Recoveries	32	—	209	—	—	241
Ending balance	$1,730	$3,900	$822	$691	$434	$7,577

There were no loans acquired with deteriorated credit quality during the three and nine months ended September 30, 2015 and 2014.

The ALL was $8.6 million, or 1.57% of our total loan portfolio, at September 30, 2015, compared to $7.6 million, or 1.72% of our total loan portfolio, at December 31, 2014. At September 30, 2015 and December 31, 2014, our non-performing loans were $712,000 and $632,000, respectively. The ratio of our ALL to non-performing loans was 1,213.93% and 1,203.03% at September 30, 2015 and December 31, 2014, respectively. In addition, our ratio of non-performing loans to total loans was 0.13% and 0.14% at September 30, 2015 and December 31, 2014, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

At September 30, 2015 and December 31, 2014, we had a net deferred tax asset of $2.8 million and $3.0 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to the allowance for loan losses and equity compensation.

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

At September 30, 2015, total deposits were $637.9 million compared to $503.2 million at December 31, 2014, representing an increase of 26.8%, or $134.7 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $590.1 million and $462.4 million at September 30, 2015 and December 31, 2014, respectively. Non-interest bearing deposits represent 60.6% of total deposits at September 30, 2015, compared to 56.1% at December 31, 2014.

The following table reflects a summary of deposit categories by dollar and percentage at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$386,500	60.6%	$282,217	56.1%
Interest bearing checking	34,458	5.4%	25,492	5.1%
Money market deposits and savings	169,137	26.5%	154,706	30.7%
Certificates of deposit	47,770	7.5%	40,757	8.1%
Total	$637,865	100.0%	$503,172	100.0%

At September 30, 2015, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.2% of total deposits. The deposits outstanding at September 30, 2015 are scheduled to mature in the fourth quarter of 2015. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2014, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $38.0 million, which represented 7.6% of total deposits. The Company was required to pledge $50.6 million and $41.8 million of investment securities at September 30, 2015 and December 31, 2014, respectively, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $250,000 or more was $46.0 million and $38.6 million at September 30, 2015 and December 31, 2014, respectively.

Scheduled maturities of certificates of deposit in amounts of $250,000 or more at September 30, 2015, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$46,000
Due after 3 months and within 6 months	—
Due after 6 months and within 12 months	—
Due after 12 months	—
Total	$46,000

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 15.4% at September 30, 2015 and 15.7% at December 31, 2014.

At September 30, 2015 and December 31, 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $165.3 million and $146.0 million, respectively. The Company had $15.0 million and $17.5 million, respectively, of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at September 30, 2015 and December 31, 2014. The Company had no overnight borrowings outstanding under this borrowing/credit facility at September 30, 2015 and December 31, 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at September 30, 2015 and December 31, 2014 (dollars in thousands):

Maturity Date	Interest Rate	September 30, 2015	December 31, 2014
May 26, 2015	1.65%	$—	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$15,000	$17,500

At September 30, 2015 and December 31, 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of September 30, 2015 and December 31, 2014, the Company had pledged $4.3 million and $2.5 million, respectively, of corporate notes related to these lines of credit.

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

Capital Expenditures

As of September 30, 2015, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At September 30, 2015, the Company had total stockholders’ equity of $64.1 million, which included $127,000 in common stock, $75.1 million in additional paid-in capital, $9,000 in retained earnings, $395,000 in accumulated other comprehensive income, and $11.5 million in treasury stock.

We believe our capital resources are sufficient to meet our current needs; however, we have experienced significant growth over the past several years and may require additional capital resources if this growth continues. On September 25, 2015, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") relating to a proposed underwritten public offering of shares of its common stock having an aggregate offering price of up to $30.0 million. The registration statement has not yet become effective and these securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. A written prospectus for the offering may be obtained by contacting Jessica Graham, General Counsel, 1st Century Bancshares, Inc., 1875 Century Park East, Suite 1400, Los Angeles, California 90067, telephone (310) 270-9500. The Company intends to use the net proceeds to support its organic growth, de novo branching or the opening of relationship offices, the pursuit of strategic acquisition opportunities, and other general corporate purposes. The offering is subject to market conditions and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 and common equity Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of September 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s capital ratios as of September 30, 2015 and December 31, 2014 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well- Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015:
Total Risk-Based Capital Ratio	$71,193	11.98%	$67,653	11.39%	$47,529	8.00%	$59,410	10.00%
Tier 1 Risk-Based Capital Ratio	$63,748	10.73%	$60,207	10.13%	$35,646	6.00%	$47,528	8.00%
Common Equity Tier 1 Capital Ratio	$63,748	10.73%	$60,207	10.13%	$26,735	4.50%	$38,617	6.50%
Tier 1 Leverage Ratio	$63,748	9.20%	$60,207	8.68%	$27,720	4.00%	$34,666	5.00%
December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

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

The phase-in period for the final rules commenced for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. For capital adequacy purposes, the capital ratios of the Company and the Bank would currently be in compliance with the capital conservation buffer discussed above assuming the 2.5% capital conservation buffer was fully phased in as of September 30, 2015. Management will continue to closely monitor these ratios throughout the phase in period and beyond, and intends to take appropriate action, if necessary, to ensure that as the additional requirements are phased in that the BCBS capital guidelines are satisfied. Appropriate actions may include accessing capital markets, the disposition of assets, as well as other actions deemed necessary at that time.

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

(in thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$162,868	$146,403
Commitments to extend credit to directors and officers (undisbursed amount)	$530	$747
Standby/commercial letters of credit	$3,133	$2,670
Guarantees on revolving credit card limits	$671	$672
Outstanding credit card balances	$186	$136

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of September 30, 2015 and December 31, 2014, the allowance for unfunded commitments was $345,000 and $320,000, respectively, which represented 0.21% of the undisbursed commitments and letters of credit.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

At present, there are no pending or threatened proceedings against the Company, which, if determined adversely, would have a material effect on the Company’s business, financial condition, results of operations, cash flows or stock price. In the ordinary course of operations, the Company may be party to various legal proceedings.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

(a)     Additional Disclosures. None.

(b)     Stockholder Nominations. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the three months ended September 30, 2015. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

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

1ST CENTURY BANCSHARES, INC.

Date: November 5, 2015	By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

Date: November 5, 2015	By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer