Form 10-K
period 2015-12-31
1st Century Bancshares, Inc.
filed 2016-03-04
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34226

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1169687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1875 Century Park East, Suite 1400	90067
Los Angeles, California	(Zip Code)
(Address of Principal Executive Offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates was approximately $55.9 million based on the closing sales price of a share of Common Stock of $7.00 as of June 30, 2015.

10,336,884 shares of common stock of the registrant were outstanding as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Form 10-K.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K

For the Year Ended December 31, 2015

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions or continued sluggish growth; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see Item 1A. “Risk Factors”.

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

At December 31, 2015 and 2014, the Company had consolidated assets of $732.0 million and $585.2 million, respectively, total loans of $598.4 million and $442.9 million, respectively, deposits of $598.2 million and $503.2 million, respectively, and stockholders’ equity of $64.9 million and $61.7 million, respectively.

The Company maintains a website at http://www.1cbank.com. By including the foregoing website address, the Company does not intend to and shall not be deemed to incorporate by reference any material contained therein. The Company makes available, free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Market Area

The general market area we serve is loosely defined as La Cienega Boulevard to the east, the Santa Monica Mountains to the north, the Pacific Ocean to the west and the Los Angeles International Airport to the south. This is a highly diversified market with most businesses operating in the service industry, and also includes a concentration of high net worth individuals. According to SNL Financial LC, the median household income and per capita income within our general market were $75,919 and $58,674, respectively, in 2015 exceeding all other regions of Los Angeles County. The median household income and per capita income of Los Angeles County during the same period were $57,864 and $28,126, respectively. The micro-economic market of Century City, where the Bank is based, is much more concentrated. Smaller businesses dominate this market with 68.5% of employers having less than 5 employees. According to the U.S. Department of Commerce, Bureau of the Census data for 2012, there are approximately 2,500 businesses located in Century City’s one square mile area, of which 799 (32.1%) are professional services firms. Other industries heavily represented in Century City include entertainment, financial services and real estate.

With a population of nearly a million residents and a workforce of more than 500,000, the Westside of Los Angeles is a major force in the Southern California economy. This area supports over 52 million square feet of rentable office space and has recently been referred to as “Silicon Beach” due to its emergence as a new hub of digital media and high-tech advancements.

Target Customers

The target market for our products and services is family and closely held middle market business, professional service firms, high net worth individuals, real estate investors and entrepreneurs with basic borrowing needs between $250,000 and $5,000,000 and/or with the need for non-credit services, including operating account services and cash management needs. Loans in excess of our borrowing limits to one customer or related entities are participated out to other financial institutions as a way of accommodating customers with higher borrowing needs. Our market territory is characterized by a sizeable number of small businesses in proportion to the number of large employers. Service firms, merchandising, distribution and support industries make up the vast majority of firms and the employment base. Within the professional services markets, we have made loans to and attracted deposits from law firms, medical practices and individual physicians, business management and accounting firms, real estate professionals, managers and investors and other family and closely held corporations. We also supply credit and depository services to meet the personal needs of their principals, families and employees.

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

The Board has granted loan approval authority to the President/Chief Executive Officer and the Executive Vice President/Chief Credit Officer, which may be exercised individually or jointly up to designated approval limits. The Board has also established the Bank’s Board of Directors’ Loan Committee (the “Directors’ Loan Committee”), which approves loans above designated amounts. The Directors’ Loan Committee consists of three outside Bank board members and has approval authority for any one loan up to the Bank’s legal lending limit, which was approximately $11.1 million at December 31, 2015.

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

Concentrations/Customers

Approximately 74.6% of total loans at December 31, 2015, consisted of real estate loans, including first trust deeds on single family residential properties, undeveloped land, multi-family residential properties, commercial/industrial real estate, and construction-in-process. Of the total loans outstanding at December 31, 2015, there were 206 loans that had outstanding balances of $1,000,000 or more, which totals approximately $453.4 million, or 75.8% of the total loan portfolio (some lending relationships will include more than one of these loans). Overall, the loan portfolio has changed from approximately 696 loans totaling $442.8 million at December 31, 2014 to approximately 814 loans totaling $598.1 million at December 31, 2015. At December 31, 2015 and 2014, the average balance per loan was $735,000 and $636,000, respectively. Substantially all of the Company’s loan and deposit customers are located in Southern California.

Correspondent Banks

Correspondent bank deposit accounts are generally maintained to enable the Bank to transact types of activities that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions.

Employees

At December 31, 2015, the Company had 80 full-time equivalent employees.

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

Economic Conditions

In late 2007, economic conditions in the United States began deteriorating, resulting in a decline in residential and commercial real estate values, as well as a significant reduction in business activity across a wide range of industries and regions. Although the domestic economy has shown signs of improvement, there can be no assurance that the economy will not enter into another recession, whether in the near or long term future. Market developments such as a relapse or worsening of economic conditions in other parts of the world may exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S.

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

The Dodd-Frank Act

The most recent financial crisis has led to numerous new laws and regulatory pronouncements in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States.

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Various provisions of the Dodd-Frank Act are effective and have been fully implemented, including: the revisions in the deposit insurance assessment base for the Federal Deposit Insurance Corporation (“FDIC”) insurance; the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank Act regulatory provisions included aspects of the final new capital rules, and a final rule to implement the so called “Volcker Rule” restrictions on certain proprietary trading and investment activities.

In 2014, the Consumer Finance Protection Bureau (the “CFPB”) adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay, and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation has or will have a significant impact on our operations. However, because a substantial portion of the mortgage loans originated by the Bank do not meet the definitions for a “qualified mortgage” under final regulations adopted by the CFPB, the Bank may be subject to additional disclosure obligations and extended time periods for the assertion of defenses by the borrower against enforcement in connection with such mortgage loans.

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

●

Compliance with the Bank Secrecy Act of 1970 (“BSA”), the USA Patriot Act of 2001, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

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

On September 11, 2013, the Board of Directors of the Bank entered into a stipulation and consent to the issuance of a consent order with the OCC consenting to the issuance of a consent order (the “Consent Order”) by the OCC, effective as of that date. The Consent Order required the Bank to take corrective action to enhance its program and procedures for compliance with the BSA and other anti-money laundering regulations (“AML”).

On February 23, 2015, the Board of Directors of the Bank was notified by the OCC that the OCC was terminating its Consent Order with the Bank, dated September 11, 2013, effective immediately.

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

FDIC Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. FDIC insurance expense totaled $400,000 and $373,000 in 2015 and 2014, respectively. All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

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

The phase-in period for the final rules began for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. The Bank is currently in compliance with these guidelines and management continues to further evaluate the impact of the phased-in provisions of the final rules.

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

Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2015, the Bank was in compliance with the FHLB’s stock ownership requirement and the investment in FHLB capital stock totaled $3.2 million.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). Additionally, each member bank is required to hold stock in its regional federal reserve bank. The stock cannot be sold, traded, or pledged as collateral for loans. As specified by law, member banks receive a six percent annual dividend on their federal reserve bank stock. At December 31, 2015, the Bank was in compliance with these requirements and the investment in federal reserve bank stock totaled $1.7 million.

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), both as administered by the SEC. As a company listed on the NASDAQ CM, the Company is subject to NASDAQ CM listing standards for listed companies.

The Company is also subject to the Sarbanes-Oxley Act of 2002 and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ CM has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

The Company’s Business May Be Adversely Affected By Conditions In The Financial Markets and Economic Conditions Generally

In recent years, economic growth and business activity across a wide range of industries and regions in the United States has been slow and uneven. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, declining oil prices, monetary policy decisions, international economic conditions, and the level of U.S. debt may have a destabilizing effect on financial markets.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon the business environment in the markets where the Company operates.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions have shown signs of improvement, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of the Company’s loans and the Company’s business, financial condition, results of operations, cash flows and stock price.

The Company may have difficulty managing its growth which may divert resources and limit the Company’s ability to successfully expand its operations.

The Company has grown since it began operations in March 2004. At December 31, 2015, the Company had $732.0 million in total assets, $589.5 million in net loans and $598.2 million in deposits. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships. The Company’s future level of profitability will depend in part on its continued ability to grow; however, the Company may not be able to sustain its historical growth rate or even be able to grow at all, which would have a material and adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

Our 20 largest deposit clients account for 28.83% of our core deposits.

As of December 31, 2015, our 20 largest bank depositors accounted for, in the aggregate, 28.83% of our core deposits, which we define to include non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits, lower-yielding securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

The Company also relies to a significant degree on the abilities and continued service of our deposit generating, lending, administrative, operational, accounting and financial reporting, compliance, marketing and technical personnel. Competition for qualified employees in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California independent banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. If the Company fails to attract and retain the necessary deposit generating, lending, administrative, operational, accounting and financial reporting, marketing and technical personnel, the Company’s business, financial condition, results of operations, cash flows and stock price may be materially and adversely affected.

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

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price. Unexpected losses may arise for a wide variety of reasons, many of which are beyond the Company’s ability to predict, influence or control. Some of these reasons could include a renewed economic downturn in the State of California or the United States, a renewed decline in the state or national real estate market, wars and acts of terrorism, and natural disasters.

If the Company’s allowance for loan losses is inadequate to cover actual losses, the Company’s financial results would be affected.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for probable incurred loan losses. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price. The Company’s allowance for loan losses reflects the Company’s best estimate of the losses incurred in the existing loan portfolio at the relevant balance sheet date and is based on management’s evaluation of the collectability of the loan portfolio, which evaluation is based on historical loss experience, the loss experience of other financial institutions, and other significant factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. While the Company believes that its allowance for loan losses is adequate to cover probable incurred losses, the Company cannot assure that it will not increase the allowance for loan losses further or that the allowance for loan losses will be adequate to cover probable incurred losses in any event. Future provisions for loan losses or losses in excess of the allowance for loan losses could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The Company’s regulatory lending limit as of December 31, 2015 to any one customer or related group of customers was approximately $11.1 million. The Company’s lending limit is substantially smaller than those of most financial institutions with which it competes and it may affect the Company’s ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that the Company incurs losses and does not obtain additional capital, the Company’s lending limit, which depends upon the amount of its capital, will decrease, which could have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

We may enter into new lines of business or offer new products and services which expose us to additional risk or which are not successful.

We may enter into new lines of business or offer new products or services as new opportunities arise or as our business strategy changes. New lines of business or new products or services may involve significant business, reputational or regulatory risk, including increased regulatory scrutiny. The success of these efforts depends on many factors, including the competitive landscape, market adoption and successful implementation. We may experience significant losses to the extent that we invest significant time and resources to a new line of business, product or service and it is not successful. There can be no assurance that we can successfully manage these risks and failure to do so could have a material adverse effect on our financial condition or results of operations.

Failure to successfully execute our strategic plan may adversely affect our performance.

Our financial performance and profitability depend on our ability to execute our corporate strategies. Our near-term business strategy includes pursuing organic growth within our geographic footprint within the markets we currently serve. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with our growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that it would be successful in controlling costs and maintaining asset quality. Other factors that may adversely affect our ability to attain our long-term financial performance goals include an inability to control non-interest expense, including, but not limited to, rising employee compensation, regulatory compliance and healthcare costs, limitations imposed on us through regulatory actions, and our inability to increase net-interest income due to continued downward pressure on interest rates. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

Our concentration of commercial real estate loans is subject to unique risks that could adversely affect our earnings.

Our commercial real estate portfolio was $259.0 million at December 31, 2015 comprising 43.3% of total loans. Commercial real estate loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals. While we believe that the commercial real estate concentration risk is mitigated by sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.

The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans represent 357.2% of total risk-based capital as of December 31, 2015. Management implemented heightened monitoring, reporting and risk management measures, but there can be no assurance that these enhanced concentration risk management systems will mitigate the increased risk. Although not currently anticipated, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our level of commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce stockholder returns.

Our concentration of construction loans is subject to unique risks that could adversely affect our earnings.

Our construction loan portfolio, which includes land and construction loans, was $59.8 million at December 31, 2015 comprising 10.0% of total loans. Construction loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals. Although we believe that the construction loan concentration risk is mitigated by sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business, ability of the borrower to obtain permanent financing, or the sale of the building or underlying property. As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.

Our concentration of commercial and industrial loans is subject to unique risks that could adversely affect our earnings.

Our commercial and industrial loans portfolio was $112.9 million at December 31, 2015. Commercial and industrial loans comprise 18.9% of the total loan portfolio. These loans are collateralized by various business assets, the value of which may decline during adverse market and economic conditions. Adverse conditions in the real estate market and the economy generally may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings. Additionally, if and when we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then-fair market value of the collateral, which may ultimately result in a loss and a reduction of earnings.

The Company faces strong competition from financial services companies and other companies that offer banking services, and its failure to compete effectively with these companies could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

The occurrence of fraudulent activity, breaches of our information security, and cyber-security attacks could have a material adverse effect on our business, financial condition, results of operations or future prospects.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Fraudulent activity may take many forms, including check “kiting” or fraud, electronic fraud, wire fraud, “phishing” and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, denial or degradation of service attacks, and malware or other cyber-attacks. We have been seeing increases in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis. Moreover, in recent periods, several large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or customers and their employees, and subjecting those corporations to potential fraudulent activity and their clients and customers to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Although we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, there is no assurance that we will succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring due to a number of possible causes, many of which will be outside of our control, including the changing nature and increasing frequency of such attacks, the increasing sophistication of cyber-criminals, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems. If we are unable to detect or prevent a security breach or cyber-attack from occurring, then, we and our clients could incur losses or damages; and we could sustain damage to our reputation, lose clients and business, suffer disruptions to our business and incur increased operating costs, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The Company relies on communications, information, operating and financial control systems technology from third-party service providers, and the Company may suffer an interruption in, security breach or break of those systems that may result in lost business and the Company may not be able to obtain substitute providers on terms that are as favorable if its relationships with its existing service providers are interrupted.

The Company relies heavily on third-party service providers for much of its communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, and servicing, information technology monitoring and loan origination systems. The Company cannot assure that failures or interruptions in these systems will not occur or, if they do occur, that they will be adequately addressed by it or the third parties on which the Company relies. The occurrence of any failures or interruptions could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price. If any of the Company’s third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in the Company’s relationships with them, the Company may be required to locate alternative sources of such services, and the Company cannot assure that it could negotiate terms that are as favorable to the Company, or could obtain services with similar functionality as found in its existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

Our network and information systems are important to our operating activities and any shutdown to our network and information systems could have a material adverse impact on our operating activities.

Our network and information systems are important to our operating activities and any network and information system shutdowns could disrupt our ability to process loan applications, originate loans, service our existing loan portfolios, or service our deposit accounts, which could have a material adverse impact on our operating activities. Shutdowns may be caused by unforeseen catastrophic events, including natural disasters, terrorist attacks, large-scale power outages, software or hardware defects, computer viruses, cyber-attacks, external or internal security breaches, acts of vandalism, misplaced or lost data, programming or human errors, difficulties in migrating technology facilities from one location to another, or other similar events.

We maintain and regularly assess a disaster recovery plan, but there can be no guarantees that our disaster recovery plan will mitigate or resolve the possible material adverse effects of a disaster.

Although we maintain, and regularly assess the adequacy of, a disaster recovery plan designed to effectively manage the effects of unforeseen events, we cannot be certain that such plan will function as intended, or otherwise resolve or compensate for such effects. Such a failure of our disaster recovery plan, if and when experienced, may have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

The Company is subject to extensive government regulation and supervision

The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, consumers, and the banking system as a whole, not stockholders. These regulations affect the Company's lending practices, capital structure, investment practices and growth. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, and shifts in regulatory scrutiny during the examination process, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, other compliance burdens, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

We are also subject to numerous other laws and government regulations that are applicable to banks and other financial institutions, which include but are not limited to various consumer protection and fair lending laws, the BSA, the USA PATRIOT ACT of 2001, and other anti-money laundering laws and regulations, and increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control.

Failure to comply with laws, regulations or policies could result in private rights of action (and class actions) or sanctions by regulatory agencies, such as cease and desist orders, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

Many of the Company’s loans are secured by real estate, and an additional downturn in the real estate market could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

A renewed downturn in the real estate market may have an adverse effect on the Company’s business because many of the Company’s loans are secured by real estate. At December 31, 2015, approximately 83.7% of the Company’s total loans were secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax laws and other laws, regulations and policies and war and acts of terrorism. In addition, real estate values in California could be affected by, among other things, earthquakes, droughts, wildfires, floods, mudslides and other national disasters particular to the state. When real estate prices decline, the value of real estate collateral securing the Company’s loans is reduced. As a result, the Company may experience greater charge-offs and, similarly, its ability to recover on defaulted loans by foreclosing and selling the real estate collateral may be diminished and as a result the Company is more likely to suffer losses on defaulted loans, which would have a material and adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to environmental liabilities, our business, financial condition, results of operations, cash flows and stock price could be materially and adversely affected. In addition, we may not have adequate remedies against prior owners or other responsible parties or could find it difficult or impossible to sell the affected properties, which could also materially adversely affect our business, financial condition, results of operations, cash flows and stock price.

A natural disaster, especially in California, could harm the Company’s business.

Historically, Southern California has been vulnerable to natural disasters. Therefore, the Company is susceptible to the risks of natural disasters, such as earthquakes, droughts, wildfires, floods and mudslides. Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and its operational, financial and management information systems. Uninsured or underinsured disasters may reduce a borrower’s ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing the Company’s loans, impairing its ability to recover on defaulted loans. The occurrence of natural disasters could impair the value of the real estate in those areas affected and could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and stock price.

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

Financial institutions are inter-related as a result of trading, clearing, counterparty and other relationships. In the normal course of business, the Company executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers and correspondent banks. These transactions expose the Company to credit risk in the event of a default by a counterparty. On a quarterly basis, the Company reviews the counterparties’ financial information, such as SEC filings, Call Reports and press releases, as well as any announcements made by appropriate industry regulators and government agencies, to monitor the counterparties’ financial stability and/or any regulatory disciplinary actions imposed on such counterparties. At December 31, 2015, the Company did not have any unsecured federal funds sold with any correspondent banks. However, no assurance can be given that the Company will not be materially and adversely affected as a result of a negative occurrence, such as a default, at one of the financial institutions with which the Company transacts business.

The Company is subject to liquidity risk.

The Company requires liquidity to meet its deposit and debt obligations as they come due. The Company’s main sources of funds to provide liquidity are its cash and cash equivalents, paydowns and maturities of investments, loan repayments, and increases in deposits and borrowings. The Company also maintains lines of credit with the FHLB and other correspondent financial institutions. The lines of credit are subject to conditions, including collateral requirements, that the Company may not be able to meet at the time when additional liquidity is needed.

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

The Company may need to raise additional capital in the future to meet recent changes in the minimum capital requirements for banks or to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the FHLB.

The Company cannot ensure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s businesses, financial condition, results of operations, cash flows and stock price.

The price of our common stock may fluctuate significantly, which may make it difficult for investors to resell shares of common stock at a time or price they find attractive.

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include:

●	Actual or anticipated quarterly fluctuations in our operating results and financial condition;

●	Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

●	Reports in the press or investment community generally or relating to our reputation or the financial services industry;

●	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions, or financings;

●	Fluctuations in the stock price and operating results of our competitors;

●	Future sales of our equity or equity-related securities;

●	Proposed or adopted regulatory changes or developments;

●	Anticipated or pending investigations, proceedings, or litigation that may involve or affect us;

●	Domestic and international economic and political factors unrelated to our performance; and

●	General market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for our common stock.

We may not pay dividends on our common stock and our business is subject to certain restrictions on the payment of dividends.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We have not previously paid cash dividends on our common stock. It is our current intention to invest our cash flow and earnings in the growth of our businesses and, therefore, we have no plans to pay cash dividends for the foreseeable future. Any future determination relating to this dividend policy will be made by our board of directors and will depend on a number of factors, including our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions.

Further, as a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including guidelines regarding capital adequacy and dividends. In addition, our ability to pay dividends depends primarily on our receipt of dividends from our bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies.

The Company is incorporated in Delaware and is governed by the Delaware General Corporation Law (the “DGCL”). The DGCL allows a corporation to pay dividends only out of surplus, as determined under the DGCL or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under the DGCL, however, the Company cannot pay dividends out of net profits if, after it pays the dividend, its capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

The Bank’s regulators have the authority to prohibit the payment of dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a national bank, the Bank must obtain the prior approval of the OCC to pay a dividend if the total of all dividends declared by it in any calendar year would exceed its net income for the year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of any preferred stock. Currently, the Bank is prohibited from paying dividends to the Company until such time as its accumulated deficit is eliminated. As a consequence of these various limitations and restrictions, we may not pay dividends on our common stock.

The volume of trading in our common stock has not been significant. As a result, stockholders may not be able to sell their common stock, particularly in large quantities.

Although our common stock is listed for trading on The NASDAQ CM and a number of brokers offer to make a market in our common stock, trading volume to date has been limited. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, stockholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

Certain banking laws and provisions of our certificate of incorporation may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the FRB before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank. There also are provisions in our certificate of incorporation and bylaws, such as limitations on the ability to call a special meeting of our stockholders, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a bank deposit and is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures over financial reporting that are designed to manage the various risks in our business, including credit risk, operational risk, and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If we fail to achieve and maintain effective internal controls over financial reporting, or if internal controls were circumvented, there could be a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The main and executive offices of Bancshares and the Bank are located at 1875 Century Park East, Los Angeles, California 90067 on the 1st and 14th floors of a multi-story commercial office building. The Bank has a branch office and a Private Banking Center at this same location. The Company’s main office consists of approximately 3,158 square feet of usable ground floor space for the branch office and administrative offices, 10,843 square feet of usable space for the administrative offices on the 14th floor of the building, as well as 2,746 square feet of usable ground floor space for the Bank’s Private Banking Center. The lease term for this space expires in June 2024. The total future minimum commitments for the leases at 1875 Century Park East at December 31, 2015 was $6.4 million.

In addition, the Bank has relationship offices in Santa Monica, CA and Beverly Hills, CA. The Santa Monica office is approximately 1,957 square feet of usable space with a lease expiring in December 2018. The total future minimum commitments for this lease at December 31, 2015 was $308,000. The Beverly Hills office is approximately 2,200 square feet of usable space with a lease expiring in May 2019. The total future minimum commitments for this lease at December 31, 2015 was $744,000.

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

Trading prices are based on information received from the NASDAQ CM based on all transactions reported on the NASDAQ CM. The following table sets forth the range of high and low closing prices of the Company’s common stock for the years ended December 31, 2015 and 2014.

Year ended December 31, 2015	High	Low
Fourth Quarter	$8.37	$6.85
Third Quarter	$8.47	$6.98
Second Quarter	$8.40	$6.64
First Quarter	$7.00	$6.40

Year ended December 31, 2014
Fourth Quarter	$7.37	$6.35
Third Quarter	$7.85	$7.08
Second Quarter	$8.10	$7.42
First Quarter	$8.49	$6.87

As of December 31, 2015, there were 939 registered shareholders of record of the Company’s common stock, including persons or entities holding stock in nominee or street name through various brokers or banks.

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

Repurchases of Equity Securities

None.

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

Summary of the Results of Operation and Financial Condition

For the years ended December 31, 2015 and 2014, the Company recorded net income of $2.6 million, or $0.26 per diluted share, and $2.4 million, or $0.24 per diluted share, respectively. The increase in net income during the year ended December 31, 2015 as compared to the same period last year was primarily due to an increase in net interest income of $4.5 million, resulting from an increase in the average balance of loans during the current year as compared to the same period last year. This item was partially offset by a $1.2 million increase in provision for loan losses, a $2.0 million increase in non-interest expenses and a $1.1 million decline in gains from the sale of securities.

Total assets at December 31, 2015 were $732.0 million, representing an increase of $146.7 million, or 25.1%, from $585.2 million at December 31, 2014. Cash and cash equivalents at December 31, 2015 were $54.6 million, representing a decrease of $3.9 million, or 6.7%, from $58.5 million at December 31, 2014. Loans increased by $155.6 million, from $442.9 million at December 31, 2014 to $598.4 million at December 31, 2015. Loan originations were $291.7 million during the year ended December 31, 2015, compared to $226.3 million during the same period last year. Prepayment speeds for the year ended December 31, 2015 were 11.8%, compared to 16.7% for the same period last year. Investment securities were $74.0 million at December 31, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $5.7 million, or 7.1%. During the year ended December 31, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. During the year ended December 31, 2014, the Company sold investment securities with an amortized cost of $59.9 million, recognizing gains of $1.2 million. The weighted average life of our investment securities was 3.85 years and 4.02 years at December 31, 2015 and December 31, 2014, respectively.

Total liabilities at December 31, 2015 increased by $143.5 million, or 27.4%, to $667.0 million compared to $523.5 million at December 31, 2014. This increase is primarily due to a $95.0 million increase in deposits and a $50.0 million overnight borrowing with the FHLB at December 31, 2015. The overnight borrowing was repaid in January 2016. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $550.4 million and $462.4 million at December 31, 2015 and December 31, 2014, respectively, representing an increase of $88.0 million, or 19.0%.

Average interest earning assets increased $92.2 million, from $563.5 million for the year ended December 31, 2014 to $655.7 million for the year ended December 31, 2015. The weighted average interest rate on interest earning assets was 3.61% and 3.41% for the years ended December 31, 2015 and 2014, respectively. The 20 basis point increase in yield on earning assets is primarily attributable to an increase in the average balance of loans relative to total earning assets as compared to the same period last year.

Average interest bearing deposits and borrowings increased $5.9 million from $246.7 million for the year ended December 31, 2014 to $252.7 million for the year ended December 31, 2015. The average cost of interest bearing deposits and borrowings was 0.28% during the year ended December 31, 2015 compared to 0.31% for the same period last year.

At December 31, 2015, the Company’s stockholders’ equity totaled $64.9 million compared to $61.7 million at December 31, 2014. The $3.2 million increase in stockholders’ equity during the year ended December 31, 2015 was primarily attributable to net income of $2.6 million. At December 31, 2015, the Bank’s total risk-based capital ratio, tier 1 risk-based capital ratio, common equity tier 1 capital ratio, and tier 1 leverage ratio were 11.16%, 9.91%, 9.91% and 8.92%, respectively, compared to the requirements of 10.00%, 8.00%, 6.50%, and 5.00%, respectively, to generally be considered a “well capitalized” financial institution for regulatory purposes.

At December 31, 2015 and 2014, the Company’s book value per share was $6.29 and $6.08, respectively. The $0.21 increase in book value per share during the year was primarily attributable to net income of $2.6 million.

Set forth below are certain key financial performance ratios and other financial data for the periods indicated:

	Years ended December 31,
	2015	2014
Return on average assets	0.39%	0.41%

Return on average stockholders’ equity	4.04%	4.00%

Average equity to average assets	9.54%	10.36%

Net interest margin	3.50%	3.28%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.50% and 3.25% at December 31, 2015 and 2014, respectively. In December 2015, the targeted federal funds rate was increased from 0.00%-0.25% to 0.25%-0.50%. Prior to that, this rate had remained at 0.00%-0.25%. During the year ended December 31, 2014, the targeted federal funds rate was unchanged, remaining at 0.00%-0.25%.

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

During the year ended December 31, 2015, net interest income was $22.9 million, compared to $18.5 million for the same period last year. The improvement in net interest income was primarily attributable to increases in the average balances of our loan portfolio during the year ended December 31, 2015 as compared to the same period last year, partially offset by declines in the average balance of our investment portfolio during the same period. The average balances of our loan portfolio was $514.7 million during the year ended December 31, 2015, compared to $404.3 million for the same period last year. The average balances of our investment portfolio was $74.4 million during the year ended December 31, 2015, compared to $87.1 million for the same period last year.

The Company’s net interest spread was 3.33% for the year ended December 31, 2015, compared to 3.10% for the same period last year.

The Company’s net interest margin was 3.50% for the year ended December 31, 2015, compared to 3.28% for the same period last year. The improvement in our net interest margin is primarily due to an increase in the average balance of loans relative to total earning assets as compared to the same period last year. The percentage of average loans to total average earning assets increased to 78.5% during the year ended December 31, 2015, compared to 71.7% during the same period last year.

The following table sets forth our average balances, average yields on earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield	Average Balance	Interest Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$61,777	$166	0.26%	$67,380	$172	0.26%	$36,294	$91	0.25%
U.S. Treasuries and Gov’t agencies	27,393	506	1.85%	6,577	135	2.05%	2,058	15	0.75%
Corporate notes	1,582	21	1.31%	2,720	36	1.33%	26,724	572	2.14%
Residential mortgage backed securities and CMOs	45,430	769	1.69%	77,798	1,558	2.00%	117,500	2,122	1.81%
Federal Reserve Bank stock	1,714	102	6.00%	1,606	96	6.00%	1,446	87	5.99%
Federal Home Loan Bank stock	3,167	383	12.09%	3,134	220	7.00%	2,858	115	4.01%
Loans (1) (2)	514,683	21,695	4.22%	404,300	16,998	4.20%	321,551	14,014	4.36%
Earning assets	655,746	23,642	3.61%	563,515	19,215	3.41%	508,431	17,016	3.35%
Other assets	7,293			6,421			6,719
Total assets	$663,039			$569,936			$515,150
Liabilities & Equity
Interest checking (NOW)	$28,944	40	0.14%	$22,205	30	0.14%	$21,021	32	0.15%
Money market deposits and savings	161,675	407	0.25%	156,758	378	0.24%	159,958	370	0.23%
CDs	45,918	35	0.08%	41,869	34	0.08%	44,821	81	0.18%
Borrowings	16,131	218	1.35%	25,918	314	1.21%	27,692	325	1.17%
Total interest bearing deposits and borrowings	252,668	700	0.28%	246,750	756	0.31%	253,492	808	0.32%
Demand deposits	344,218			261,448			206,385
Other liabilities	2,914			2,673			2,747
Total liabilities	599,800			510,871			462,624
Equity	63,239			59,065			52,526
Total liabilities & equity	$663,039			$569,936			$515,150

Net interest income / spread		$22,942	3.33%		$18,459	3.10%		$16,208	3.03%

Net interest margin			3.50%			3.28%			3.19%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination (cost amortization) fee accretion of ($13,000), $15,000 and $23,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Includes average non-accrual loans of $678,000, $697,000 and $987,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Years ended December 31, 2015 Compared to 2014 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(13)	$7	$(6)
U.S. Treasuries and Gov’t agencies	385	(14)	371
Corporate notes	(15)	—	(15)
Residential mortgage backed securities	(575)	(214)	(789)
Federal Reserve Bank stock	6	—	6
Federal Home Loan Bank stock	2	161	163
Loans	4,653	44	4,697
Total increase (decrease) in interest income	4,443	(16)	4,427
Interest expense:
Interest checking (NOW)	10	—	10
Money market deposits and savings	12	17	29
CDs	3	(2)	1
Borrowings	(129)	33	(96)
Total increase (decrease) in interest expense	(104)	48	(56)
Net increase (decrease) in net interest income	$4,547	$(64)	$4,483

	Years ended December 31, 2014 Compared to 2013 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$80	$1	$81
U.S. Treasuries and Gov’t agencies	67	53	120
Corporate notes	(377)	(159)	(536)
Residential mortgage backed securities	(776)	212	(564)
Federal Reserve Bank stock	9	—	9
Federal Home Loan Bank stock	12	93	105
Loans	3,494	(510)	2,984
Total increase (decrease) in interest income	2,509	(310)	2,199
Interest expense:
Interest checking (NOW)	1	(3)	(2)
Money market deposits and savings	(7)	15	8
CDs	(5)	(42)	(47)
Borrowings	(21)	10	(11)
Total decrease in interest expense	(32)	(20)	(52)
Net increase (decrease) in net interest income	$2,541	$(290)	$2,251

Provision for Loan Losses

The provision for loan losses was $1.3 million and $100,000 for years ended December 31, 2015 and 2014, respectively. The provision for loan losses recorded during the year ended December 31, 2015 was primarily recorded to supplement the Bank’s allowance for loan losses (“ALL”) as a result of loan growth experienced. During the year ended December 31, 2015, total loans increased by $155.6 million, from $442.9 million at December 31, 2014 to $598.4 million at December 31, 2015. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $179,000, $759,000 and none, respectively, at December 31, 2015, compared to $180,000, $1.9 million and none, respectively, at December 31, 2014. We had net recoveries of $37,000 during the year ended December 31, 2015, compared to net recoveries of $263,000 during the same period last year. At December 31, 2015, the ALL to total loans was 1.50% compared to 1.72% at December 31, 2014. The risks associated with the adequacy of our ALL and the decline in this ratio may have increased as a result of our loan growth. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of December 31, 2015 and December 31, 2014 was adequate to absorb probable and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.12% and 0.14%, respectively, at December 31, 2015 and 2014. As a percentage of our total assets, the amount of non-performing assets was 0.10% and 0.11%, respectively, at December 31, 2015 and 2014.

Non-Interest Income

Non-interest income was $668,000 for the year ended December 31, 2015, compared to $1.7 million for the same period last year. During the year ended December 31, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. During the year ended December 31, 2014, the Company sold $59.9 million of investment securities, recognizing gains of $1.2 million. With the exception of such gains, non-interest income primarily consists of customer related fee income. See Note 13 “Non-Interest Income” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding non-interest income for the years ended December 31, 2015 and 2014.

Non-Interest Expense

Non-interest expense was $17.8 million for the year ended December 31, 2015, compared to $15.8 million for the same period last year. The increase in non-interest expense during the year ended December 31, 2015 as compared to the same period last year is primarily due to the costs incurred to expand the Bank’s business development and related operational support teams, as well as additional costs incurred to sustain the Bank’s growth during these periods. See Note 14 “Other Operating Expenses” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding other operating expenses for the years ended December 31, 2015 and 2014.

Income Tax Provision

We recorded a tax provision of $1.9 million for both the years ended December 31, 2015 and 2014.

See discussion of management’s evaluation regarding the valuation allowance for the deferred tax assets in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deferred Tax Asset.

Financial Condition

Assets

Total assets at December 31, 2015 were $732.0 million, representing an increase of $146.7 million, or 25.1%, from $585.2 million at December 31, 2014. Cash and cash equivalents at December 31, 2015 were $54.6 million, representing a decrease of $3.9 million, or 6.7%, from $58.5 million at December 31, 2014. Loans increased by $155.6 million, from $442.9 million at December 31, 2014 to $598.4 million at December 31, 2015. Loan originations were $291.7 million during the year ended December 31, 2015, compared to $226.3 million during the same period last year. Prepayment speeds for the year ended December 31, 2015 were 11.8%, compared to 16.7% for the same period last year. Investment securities were $74.0 million at December 31, 2015, compared to $79.7 million at December 31, 2014, representing a decline of $5.7 million, or 7.1%. During the year ended December 31, 2015, the Company sold investment securities with an amortized cost of $5.9 million, recognizing gains of $75,000. During the year ended December 31, 2014, the Company sold investment securities with an amortized cost of and $59.9 million, recognizing gains of $1.2 million. The weighted average life of our investment securities was 3.85 years and 4.02 years at December 31, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $54.6 million and $58.5 million at December 31, 2015 and 2014, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At December 31, 2015, investment securities totaled $74.0 million compared to $79.7 million at December 31, 2014. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and debt securities issued by Government Sponsored Agencies. The underlying loans for the mortgage backed securities are residential mortgages that were primarily originated beginning in 2003 through the current period. These loans are geographically dispersed throughout the United States. At December 31, 2015 and 2014, the weighted average rate and weighed average life of these residential-mortgage backed securities were 1.79% and 1.82%, respectively, and 3.36 years and 3.64 years, respectively. At December 31, 2015 and 2014, the weighted average rate and weighted average life of debt securities issued by Government Sponsored Agencies were 1.88% and 1.89%, respectively, and 4.43 years and 5.07 years, respectively. At December 31, 2015 and 2014, the unrealized gains in the investment portfolio were $18,000 and $275,000, respectively. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

See Note 2 “Investment Securities” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding investment securities at December 31, 2015 and 2014.

The following is a summary of the investments categorized as Available for Sale at December 31, 2013:

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments–Available for Sale
Corporate Notes	$3,074	$34	$—	$3,108
Residential Mortgage-Backed Securities	103,109	959	(904)	103,164
Total	$106,183	$993	$(904)	$106,272

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2015, 2014 or 2013.

Loans

Loans, net of the allowance for loan losses and deferred loan origination costs/unearned fees, increased 35.4%, or $154.2 million, from $435.3 million at December 31, 2014 to $589.5 million at December 31, 2015. As of December 31, 2015 and 2014, total loans outstanding totaled $598.1 million and $442.8 million, respectively. The majority of growth within our loan portfolio related to increases of $73.3 million in commercial real estate loans, $28.6 million in residential loans, $22.7 million in construction and land development loans, and $21.2 million in commercial loans. Loan originations were $291.7 million during the year ended December 31, 2015, compared to $226.3 million during the same period last year. The following table sets forth the comparison of our loan portfolio by major categories as of the dates indicated:

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total

Commercial (1)	$112,861	18.9%	$91,694	20.7%	$76,397	19.9%	$58,769	22.0%	$70,945	30.4%
Commercial real estate	259,013	43.3%	185,752	42.0%	167,419	43.7%	110,031	41.3%	70,269	30.2%
Residential	127,367	21.3%	98,806	22.3%	82,795	21.6%	53,162	19.9%	54,944	23.6%
Land and construction	59,808	10.0%	37,075	8.4%	30,102	7.8%	19,080	7.2%	16,670	7.2%
Consumer and other (2)	39,058	6.5%	29,458	6.6%	26,787	7.0%	25,584	9.6%	20,140	8.6%
Loans, gross	598,107	100.0%	442,785	100.0%	383,500	100.0%	266,626	100.0%	232,968	100.0%
Plus — net deferred costs	326		71		48		45		37
Less — allowance for loan losses	(8,961)		(7,599)		(7,236)		(6,015)		(5,284)
Loans, net	$589,472		$435,257		$376,312		$260,656		$227,721

(1)	Unsecured commercial loan balances were $34.4 million, $25.1 million, $13.2 million, $10.0 million, and $11.5 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(2)	Unsecured consumer and other loan balances were $10.6 million, $5.1 million, $2.3 million, $901,000, and $2.8 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

As of December 31, 2015, substantially all of the Company’s loan customers are located in Southern California. Additionally, the Company does not have any subprime mortgages.

The table below reflects the maturity distribution for the loans (except for the consumer and other loans) in our loan portfolio at December 31, 2015 and 2014:

(in thousands)	One Year or Less	Greater than one year through five years	Greater than five years	Total
At December 31, 2015:
Commercial Loans
Floating rate	$53,903	$30,133	$427	$84,463
Fixed rate	4,760	20,863	2,775	28,398
Real Estate Loans
Floating rate	102,887	67,087	81,326	251,300
Fixed rate	11,849	118,590	64,449	194,888
	$173,399	$236,673	$148,977	$559,049
At December 31, 2014:
Commercial Loans
Floating rate	$43,459	$22,789	$1,730	$67,978
Fixed rate	3,488	18,330	1,898	23,716
Real Estate Loans
Floating rate	71,402	54,303	60,240	185,945
Fixed rate	9,789	76,419	49,480	135,688
	$128,138	$171,841	$113,348	$413,327

As of December 31, 2015 and 2014, $11.1 million and $15.4 million, respectively, of our floating rate loans were at or below their floor rates. The weighted average minimum interest rate on these loans was 4.25% and 3.89% at December 31, 2015 and 2014, respectively. Included within floating rate loans are hybrid adjustable rate loans, which typically reprice after an initial fixed period of three to five years.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned (“OREO”) at December 31, 2015, 2014, 2013, 2012 and 2011:

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial	$712	$632	$706	$1,509	$2,175
Commercial real estate	—	—	—	—	3,756
Residential	—	—	—	—	—
Land and Construction	—	—	—	—	1,330
Consumer and other	—	—	29	345	345
Total non-accrual loans	712	632	735	1,854	7,606
OREO	—	—	90	90	—
Total non-performing assets	$712	$632	$825	$1,944	$7,606

Non-performing assets to total loans and OREO	0.12%	0.14%	0.22%	0.73%	3.26%
Non-performing assets to total assets	0.10%	0.11%	0.15%	0.39%	1.88%

Non-accrual loans totaled $712,000 and $632,000 at December 31, 2015 and 2014, respectively. There were no accruing loans past due 90 days or more at December 31, 2015 and 2014. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $36,000 and $38,000 for the years ended December 31, 2015 and 2014, respectively. As a percentage of total assets, the amount of non-performing assets was 0.10% and 0.11% at December 31, 2015 and 2014, respectively.

At December 31, 2015, non-accrual loans consisted of three commercial loans totaling $712,000. At December 31, 2014, non-accrual loans consisted of two commercial loans totaling $632,000.

During the year ended December 31, 2014, the Bank disposed of its OREO for approximately $137,000, recognizing a gain of $47,000 in connection with this disposition. The Bank held no OREO during the year ended December 31, 2015.

At December 31, 2015 and 2014, the recorded investment in impaired loans was $759,000 and $681,000, respectively. At December 31, 2015, the Company had a $35,000 specific allowance for loan losses on $140,000 of impaired loans. At December 31, 2014, the Company had a $20,000 specific allowance for loan losses on $60,000 of impaired loans. There were $619,000 and $621,000, respectively, of impaired loans with no specific allowance for loan losses at December 31, 2015 and 2014, respectively. The average outstanding balance of impaired loans for the year ended December 31, 2015 was $727,000, compared to $849,000 for the same period last year. As of December 31, 2015 and 2014, there was $712,000 and $632,000, respectively, of impaired loans on non-accrual status. During the years ended December 31, 2015 and 2014, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $8,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Management believes that the ALL as of December 31, 2015 and 2014 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the years ended December 31, 2015, 2014, 2013 and 2012:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Year Ended December 31, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	755	160	330	80	1,325
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	55	—	—	—	—	55
Ending balance	$1,807	$4,580	$907	$1,146	$521	$8,961
Year Ended December 31, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	165	(220)	5	35	100
Charge-offs	—	—	—	—	—	—
Recoveries	54	—	209	—	—	263
Ending balance	$1,752	$3,825	$747	$816	$459	$7,599
Year Ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$2,277	$2,450	$508	$411	$369	$6,015
Provision for loan losses	(1,765)	1,210	250	400	5	100
Charge-offs	—	—	—	—	—	—
Recoveries	1,071	—	—	—	50	1,121
Ending balance	$1,583	$3,660	$758	$811	$424	$7,236
Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$2,584	$1,252	$583	$516	$349	$5,284
Provision for loan losses	(305)	485	(75)	(100)	(5)	—
Charge-offs	(26)	(400)	—	(5)	—	(431)
Recoveries	24	1,113	—	—	25	1,162
Ending balance	$2,277	$2,450	$508	$411	$369	$6,015
Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$2,812	$888	$213	$995	$375	$5,283
Provision for loan losses	(724)	894	370	(209)	(56)	275
Charge-offs	(223)	(530)	—	(270)	—	(1,023)
Recoveries	719	—	—	—	30	749
Ending balance	$2,584	$1,252	$583	$516	$349	$5,284

There were no loans acquired with deteriorated credit quality during the years ended December 31, 2015 and 2014.

The ALL was $9.0 million, or 1.50% of our total loan portfolio, at December 31, 2015, compared to $7.6 million, or 1.72% of our total loan portfolio, at December 31, 2014. At December 31, 2015 and 2014, our non-performing loans were $712,000 and $632,000 respectively. The ratio of our ALL to non-performing loans was 1,259.18% and 1,203.03% at December 31, 2015 and 2014, respectively. In addition, our ratio of non-performing loans to total loans was 0.12% and 0.14% at December 31, 2015 and December 31, 2014, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Allocation of the Allowance for Loan Losses

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category	Balance of Allowance for Loan Losses	Percentage of Loans in Each Category
Commercial and real estate loans	$8,440	93.5%	$7,140	93.3%	$6,812	93.0%	$5,646	90.4%	$4,935	91.4%
Consumer and other loans	521	6.5	459	6.7	424	7.0	369	9.6	349	8.6
Total	$8,961	100.0%	$7,599	100.0%	$7,236	100.0%	$6,015	100.0%	$5,284	100.0%

Deferred Tax Asset

At December 31, 2015 and 2014, we had a net deferred tax asset of approximately $4.6 million and $3.0 million, respectively. Our net deferred tax asset at December 31, 2015, primarily consists of deferred tax assets related to the allowance for loan losses and equity compensation.

See Note 16 “Income Taxes” in Part II, Item 8. “Financial Statements and Supplementary Data” for more information regarding the Company’s income taxes and deferred tax assets at December 31, 2015 and 2014.

Deposits

The Company’s activities are largely based in the Los Angeles metropolitan area. The Company’s deposit base is also primarily generated from this area.

At December 31, 2015, total deposits were $598.2 million compared to $503.2 million at December 31, 2014, representing an increase of 18.9%, or $95.0 million. This increase is primarily due to growth within our non-interest bearing deposits of $80.2 million, due to continued core deposit gathering efforts. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $550.4 million and $462.4 million at December 31, 2015 and 2014, respectively. Non-interest bearing deposits represent 60.6% of total deposit at December 31, 2015, compared to 56.1% at December 31, 2014.

The following table reflects a summary of deposit categories by dollar and percentage at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$362,451	60.6%	$282,217	56.1%
Interest bearing checking	32,406	5.4%	25,492	5.1%
Money market deposits and savings	155,572	26.0%	154,706	30.7%
Certificates of deposit	47,748	8.0%	40,757	8.1%
Total	$598,177	100.0%	$503,172	100.0%

At December 31, 2015, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.7% of total deposits. The Company was required to pledge $50.6 million of investment securities at December 31, 2015 in connection with these certificates of deposit. Each of these deposits outstanding at December 31, 2015 is scheduled to mature in the first quarter of 2016. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 8 “Deposits.”

At both December 31, 2015 and 2014, the Company had $505,000 of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which both represented 0.1% of total deposits.

The aggregate amount of certificates of deposit of $100,000 or more at December 31, 2015 and 2014, was $47.1 million and $40.0 million, respectively.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at December 31, 2015, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

(in thousands)
Due within 3 months or less	$47,013
Due after 3 months and within 6 months	—
Due after 6 months and within 12 months	125
Due after 12 months	—
Total	$47,138

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged for operating requirements, divided by total assets) was 10.1% and 15.7% at December 31 2015 and 2014, respectively.

At December 31, 2015 and 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $180.0 million and $146.0 million, respectively. The Company had $15.0 million and $17.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had a $50.0 million overnight borrowing outstanding under this borrowing/credit facility at an interest rate of 0.27%. The Company did not incur any material interest expense in connection with this borrowing. The overnight borrowing was repaid in January 2016. There were no further overnight borrowings during the years ended December 31, 2015 and 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2015 and 2014 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2015	2014
May 26, 2015	1.65%	$—	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$15,000	$17,500

At December 31, 2015 and 2014, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company had pledged $2.3 million and $2.5 million, respectively, of investments related to these lines of credit.

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

Capital Expenditures

As of December 31, 2015, the Company was not subject to any material commitments for capital expenditures. For capital adequacy, see Part I, Item 1. Business — “Capital Standards.”

Capital Resources

At December 31, 2015, the Company had total stockholders’ equity of $64.9 million, which included $127,000 in common stock, $75.4 million in additional paid-in capital, $878,000 in retained earnings, $11,000 in accumulated other comprehensive income, and $11.5 million in treasury stock.

The Company anticipates that, absent further developments, it may need to raise, at some point over the next several quarters, additional capital in order to maintain its well-capitalized status in light of, among other things, continued growth in its loan portfolio. The Company periodically considers its alternatives in this regard, which could include issuing shares of common stock under its previously filed registration statement on Form S-1 or other capital instruments, and there can be no assurance as to the form or nature of any such additional capital or the timing or amount thereof. The Company’s ability to raise any such additional capital is subject to various factors and uncertainties, many of which are beyond its control, including, among others, capital market conditions and general economic conditions. As of December 31, 2015, the Company had deferred financing costs with respect to the registration statement on Form S-1 of $173,000.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

(in thousands)	December 31, 2015	December 31, 2014
Commitments to extend credit	$159,855	$146,403
Commitments to extend credit to directors and officers (undisbursed amount)	$380	$747
Standby/commercial letters of credit	$3,245	$2,670
Guarantees on revolving credit card limits	$671	$672
Outstanding credit card balances	$82	$136

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of December 31, 2015 and 2014, the allowance for unfunded commitments was $345,000 and $320,000, respectively, which both represented 0.21% of the undisbursed commitments and letters of credit.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such Information is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be contained in our Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015.

Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2016.

1ST CENTURY BANCSHARES, INC.

By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

By:	/s/ Jason P. DiNapoli.
Jason P. DiNapoli
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Brien.	Director	March 3, 2016
William W. Brien, M.D.

/s/ Dave Brooks.	Director	March 3, 2016
Dave Brooks

/s/ Joseph J. Digange.	Director	March 3, 2016
Joseph J. Digange

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director	March 3, 2016
Jason P. DiNapoli

/s/ Eric M. George.	Director	March 3, 2016
Eric George

/s/ Alan D. Levy.	Director	March 3, 2016
Alan D. Levy

/s/ Robert A. Moore.	Director	March 3, 2016
Robert A. Moore

/s/ Barry D. Pressman.	Director	March 3, 2016
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer	March 3, 2016
Alan I. Rothenberg	(Principal Executive Officer)

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer	March 3, 2016
Bradley S. Satenberg	(Principal Financial and Accounting Officer)

/s/ Nadine I. Watt.	Director	March 3, 2016
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	March 3, 2016
Lewis N. Wolff

/s/ Stanley R. Zax.	Director	March 3, 2016
Stanley R. Zax

Financial Statements and Supplementary Data

Index to Financial Statements

1st Century Bancshares, Inc.

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$8,889	$7,484
Interest-earning deposits at other financial institutions	45,676	50,980
Total cash and cash equivalents	54,565	58,464
Investment securities — Available for Sale (“AFS”), at estimated fair value	74,010	79,689
Loans, net of allowance for loan losses of $8,961 and $7,599 at December 31, 2015 and 2014, respectively	589,472	435,257
Premises and equipment, net	1,627	1,460
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	4,915	4,822
Accrued interest and other assets	7,361	5,526
Total Assets	$731,950	$585,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$362,451	$282,217
Interest bearing deposits:
Interest bearing checking (“NOW”)	32,406	25,492
Money market deposits and savings	155,572	154,706
Certificates of deposit less than $250	1,243	2,185
Certificates of deposit of $250 or greater	46,505	38,572
Total deposits	598,177	503,172
Other borrowings	65,000	17,500
Accrued interest and other liabilities	3,870	2,853
Total Liabilities	667,047	523,525

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,655,633 and 12,129,310 issued at December 31, 2015 and 2014, respectively	127	121
Additional paid-in capital	75,396	71,736
Retained earnings (accumulated deficit)	878	(1,675)
Accumulated other comprehensive income	11	162
Treasury stock at cost — 2,336,749 and 1,988,869 shares at December 31, 2015 and 2014, respectively	(11,509)	(8,651)
Total Stockholders’ Equity	64,903	61,693
Total Liabilities and Stockholders’ Equity	$731,950	$585,218

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014
Interest and fee income on:
Loans	$21,695	$16,998
Investments	1,296	1,729
Other	651	488
Total interest and fee income	23,642	19,215

Interest expense on:
Deposits	482	442
Borrowings	218	314
Total interest expense	700	756
Net interest income	22,942	18,459

Provision for loan losses	1,325	100
Net interest income after provision for loan losses	21,617	18,359

Non-interest income:
Gain on sale of AFS investment securities	75	1,178
Other operating income	593	533
Total non-interest income	668	1,711
Non-interest expenses:
Compensation and benefits	10,333	9,202
Occupancy	1,911	1,699
Professional fees	839	734
Technology	995	836
Marketing	474	427
FDIC assessments	400	373
Other operating expenses	2,832	2,535
Total non-interest expenses	17,784	15,806
Income before income taxes	4,501	4,264
Income tax provision	1,948	1,903
Net income	$2,553	$2,361

Other Comprehensive Income:
Net change in unrealized gains (losses) on AFS investments, net of tax	(151)	110
Comprehensive Income	$2,402	$2,471

Basic earnings per share	$0.27	$0.25
Diluted earnings per share	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2015 and 2014

(in thousands, except share data)

	Common Stock			Retained Earnings	Accumulated Other	Treasury Stock		Total
	Issued Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Number of Shares	Amount	Stockholders’ Equity
Balance at December 31, 2013	11,378,710	$114	$67,231	$(4,036)	$52	(1,897,902)	$(7,973)	$55,388
Restricted stock issued	228,000	2	(2)	—	—	—	—	—
Exercise of stock option	522,600	5	2,638	—	—	—	—	2,643
Earned restricted stock compensation, net of estimated forfeitures	—	—	879	—	—	—	—	879
Excess tax benefit from stock based compensation	—	—	990	—	—	—	—	990
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(90,967)	(678)	(678)
Net income	—	—	—	2,361	—	—	—	2,361
Other comprehensive income	—	—	—	—	110	—	—	110
Balance at December 31, 2014	12,129,310	$121	$71,736	$(1,675)	$162	(1,988,869)	$(8,651)	$61,693
Restricted stock issued	218,750	3	(3)	—	—	—	—	—
Exercise of stock option	307,573	3	2,461	—	—	—	—	2,464
Earned restricted stock compensation, net of estimated forfeitures	—	—	994	—	—	—	—	994
Excess tax benefit from stock based compensation	—	—	208	—	—	—	—	208
Shares surrendered to pay taxes on stock based compensation	—	—	—	—	—	(347,880)	(2,858)	(2,858)
Net income	—	—	—	2,553	—	—	—	2,553
Other comprehensive income	—	—	—	—	(151)	—	—	(151)
Balance at December 31, 2015	12,655,633	$127	$75,396	$878	$11	(2,336,749)	$(11,509)	$64,903

The accompanying notes are an integral part of these consolidated financial statements.

1st Century Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,553	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	577	491
Amortization of premiums on investment securities, net	599	812
Provision for loan losses	1,325	100
Deferred income tax (benefit) expense	(1,473)	67
Amortization (accretion) of deferred loan fees and costs, net	13	(15)
Gain on sale of AFS investment securities	(75)	(1,178)
Non-cash stock compensation, net of forfeitures	994	879
Excess tax benefit related to stock option exercises and vesting of restricted stock	(208)	(990)
Gain on sale of OREO	—	(47)
(Increase) decrease in accrued interest and other assets	(48)	186
Increase in accrued interest and other liabilities	1,017	362
Net cash provided by operating activities	5,274	3,028
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	(14,374)	(50,284)
Maturities and principal reductions	13,289	16,325
Proceeds from sale of securities	5,983	61,095
Increase in loans, net	(155,553)	(59,030)
Proceeds from sale of OREO	—	137
Purchase of premises and equipment	(744)	(666)
Purchase of FRB stock and FHLB stock	(93)	(190)
Net cash used in investing activities	(151,492)	(32,613)
Cash flows from financing activities:
Net increase in deposits	95,005	50,406
Proceeds from other short-term borrowings	50,000	—
Repayment of other long-term borrowings	(2,500)	(10,000)
Proceeds from exercise of stock options	2,464	2,643
Excess tax benefit related to stock option exercises and vesting of restricted stock	208	990
Shares surrendered to pay taxes on vesting of stock based compensation	(2,858)	(678)
Net cash provided by financing activities	142,319	43,361
(Decrease) increase in cash and cash equivalents	(3,899)	13,776
Cash and cash equivalents, beginning of year	58,464	44,688
Cash and cash equivalents, end of year	$54,565	$58,464

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$700	$761
Income taxes	$2,509	$1,033

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

Certain items in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions will not lead to increased delinquent loans, and increases in the provision for loan losses and/or charge-offs. Management believes that the allowance as of December 31, 2015 and 2014 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

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

At December 31, 2015 and 2014, the Company had a net deferred tax asset of approximately $4.6 million and $3.0 million, respectively.

At December 31, 2015 and 2014, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

See Note 16 “Income Taxes” for further discussion regarding the Company’s tax positions at December 31, 2015 and 2014.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the years ended December 31, 2015 and 2014, there were 156,023 and 350,073, respectively, of stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the years ended December 31, 2015 and 2014, there were 29,149 and 3,278, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Years ended December 31,
(dollars in thousands)	2015	2014
Net income	$2,553	$2,361
Average number of common shares outstanding	9,602,008	9,431,727
Effect of dilution of stock options	—	13,811
Effect of dilution of restricted stock	255,453	295,710
Average number of common shares outstanding used to calculate diluted earnings per common share	9,857,461	9,741,248

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

(2)	Investment Securities

The following is a summary of the investments categorized as Available for Sale at December 31, 2015 and 2014:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2015:
Investments — Available for Sale
U.S. Treasuries and Government Agencies	$34,417	$184	$(2)	$34,599
Residential Mortgage-Backed Securities	39,575	116	(280)	39,411
Total	$73,992	$300	$(282)	$74,010
At December 31, 2014:
Investments — Available for Sale
U.S. Treasuries and Government Agencies	$25,973	$160	$(5)	$26,128
Corporate Notes	2,528	10	—	2,538
Residential Mortgage-Backed Securities	50,913	275	(165)	51,023
Total	$79,414	$445	$(170)	$79,689

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at December 31, 2015 or 2014. At December 31, 2015 and 2014, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at December 31, 2015 and 2014, the carrying amount of securities pledged to the State of California Treasurer’s Office to secure their deposits was $55.9 million and $48.4 million, respectively. Deposits from the State of California were $46.0 million and $38.0 million at December 31, 2015 and 2014, respectively.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at December 31, 2015. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.36 years at December 31, 2015.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasuries and Government Agencies	$—	—%	$30,293	1.86%	$4,306	2.08%	$—	—%	$34,599	1.89%
Residential Mortgage-Backed Securities	—	—	818	3.49	18,622	1.56	19,971	1.93	39,411	1.79
Total	$—	—%	$31,111	1.90%	$22,928	1.66%	$19,971	1.93%	$74,010	1.83%

A total of 31 and 26 securities had unrealized losses at December 31, 2015 and 2014, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2015:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$(2)	$3,995	$—	$—
Residential Mortgage-Backed Securities	(205)	23,942	(75)	4,221
At December 31, 2014:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$(5)	$8,057	$—	$—
Residential Mortgage-Backed Securities	(35)	11,694	(130)	17,651

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at December 31, 2015 and 2014 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

As of December 31, 2015 and 2014, total loans outstanding totaled $598.1 million and $442.8 million, respectively. The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 83.7% and 83.5% of all loans are secured by real estate at December 31, 2015 and 2014, respectively.

	December 31,
	2015		2014
(dollars in thousands)	Amount Outstanding	Percent of Total	Amount Outstanding	Percent of Total
Commercial (1)	$112,861	18.9%	$91,694	20.7%
Commercial real estate	259,013	43.3%	185,752	42.0%
Residential	127,367	21.3%	98,806	22.3%
Land and construction	59,808	10.0%	37,075	8.4%
Consumer and other (2)	39,058	6.5%	29,458	6.6%
Loans, gross	598,107	100.0%	442,785	100.0%
Net deferred costs	326		71
Less — allowance for loan losses	(8,961)		(7,599)
Loans, net	$589,472		$435,257

(1)	Unsecured commercial loan balances were $34.4 million and $25.1 million at December 31, 2015 and 2014, respectively.
(2)	Unsecured consumer and other loan balances were $10.6 million and $5.1 million at December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of December 31, 2015 and 2014, respectively.

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
For the Year Ended December 31, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	755	160	330	80	1,325
Charge-offs	—	—	—	—	(18)	(18)
Recoveries	55	—	—	—	—	55
Ending balance	$1,807	$4,580	$907	$1,146	$521	$8,961
As of December 31, 2015:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,772	4,580	907	1,146	521	8,926
Total	$1,807	$4,580	$907	$1,146	$521	$8,961
Loans:
Ending balance: individually evaluated for impairment	$712	$—	$—	$—	$47	$759
Ending balance: collectively evaluated for impairment	112,149	259,013	127,367	59,808	39,011	597,348
Total	$112,861	$259,013	$127,367	$59,808	$39,058	$598,107
For the Year Ended December 31, 2014:
Allowance for loan losses:
Beginning balance	$1,583	$3,660	$758	$811	$424	$7,236
Provision for loan losses	115	165	(220)	5	35	100
Charge-offs	—	—	—	—	—	—
Recoveries	54	—	209	—	—	263
Ending balance	$1,752	$3,825	$747	$816	$459	$7,599
As of December 31, 2014:
Ending balance: individually evaluated for impairment	$20	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	1,732	3,825	747	816	459	7,579
Total	$1,752	$3,825	$747	$816	$459	$7,599
Loans:
Ending balance: individually evaluated for impairment	$632	$—	$—	$—	$49	$681
Ending balance: collectively evaluated for impairment	91,062	185,752	98,806	37,075	29,409	442,104
Total	$91,694	$185,752	$98,806	$37,075	$29,458	$442,785

There were no loans acquired with deteriorated credit quality as of December 31, 2015 and 2014.

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of December 31, 2015 and 2014, the allowance for unfunded lending commitments was $345,000 and $320,000, respectively and is primarily related to $159.9 million and $146.4 million in commitments to extend credit to customers and $3.2 million and $2.7 million in standby/commercial letters of credit at December 31, 2015 and 2014, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of December 31, 2015 and 2014. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. Total additions to non-performing loans during the years ended December 31, 2015 and 2014 were $100,000 and none, respectively. Non-performing loans represented 0.1% of total loans at both December 31, 2015 and 2014. There were no accruing loans past due 90 days or more at December 31, 2015 and 2014.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of December 31, 2015:
Commercial	$—	$—	$712	$712	$112,149	$112,861
Commercial real estate	—	—	—	—	259,013	259,013
Residential	—	—	—	—	127,367	127,367
Land and construction	—	—	—	—	59,808	59,808
Consumer and other	—	—	—	—	39,058	39,058
Totals	$—	$—	$712	$712	$597,395	$598,107

As of December 31, 2014:
Commercial	$—	$60	$572	$632	$91,062	$91,694
Commercial real estate	—	—	—	—	185,752	185,752
Residential	—	—	—	—	98,806	98,806
Land and construction	—	—	—	—	37,075	37,075
Consumer and other	—	—	—	—	29,458	29,458
Totals	$—	$60	$572	$632	$442,153	$442,785

The following table sets forth non-accrual loans and other real estate owned at December 31, 2015 and 2014:

	December 31,
(dollars in thousands)	2015	2014
Non-accrual loans:
Commercial	$712	$632
Commercial real estate	—	—
Land and construction	—	—
Consumer and other	—	—
Total non-accrual loans	712	632
OREO	—	—
Total non-performing assets	$712	$632

Non-performing assets to gross loans and OREO	0.12%	0.14%
Non-performing assets to total assets	0.10%	0.11%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at December 31, 2015 and 2014. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of December 31, 2015:
Grade:
Pass	$111,970	$259,013	$127,367	$59,808	$39,011
Special Mention	179	—	—	—	—
Substandard	712	—	—	—	47
Total	$112,861	$259,013	$127,367	$59,808	$39,058

As of December 31, 2014:
Grade:
Pass	$90,235	$185,201	$98,806	$37,075	$29,409
Special Mention	180	—	—	—	—
Substandard	1,279	551	—	—	49
Total	$91,694	$185,752	$98,806	$37,075	$29,458

There were no loans assigned to the Doubtful or Loss grade as of December 31, 2015 and 2014.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the year ended December 31, 2015:
With no related allowance recorded:
Commercial	$572	$848	$—	$572
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	47	47	—	48
With an allowance recorded:
Commercial	$140	$155	$35	$107
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$712	$1,003	$35	$679
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$47	$47	$—	$48
As of and for the year ended December 31, 2014:
With no related allowance recorded:
Commercial	$572	$848	$—	$707
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	49	49	—	36
With an allowance recorded:
Commercial	$60	$74	$20	$106
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$632	$922	$20	$813
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$49	$49	$—	$36

During the years ended December 31, 2015 and 2014, the average balance of impaired loans was $727,000 and $849,000, respectively. As of December 31, 2015 and 2014, there was $712,000 and $632,000, respectively, of impaired loans on non-accrual status. During the year ended December 31, 2015 and 2014, interest income recognized on impaired loans subsequent to their classification as impaired was $3,000 and $8,000, respectively. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

Troubled debt restructurings for the years ended December 31, 2015 and 2014 are set forth in the following table.

	For the Years Ended December 31,
	2015			2014
(dollars in thousands)	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$50	$50

The modification in connection with the troubled debt restructurings during the year ended December 31, 2014 was primarily related to extending the amortization period of this loan. The impact on the Company’s determination of the allowance for loan losses related to these troubled debt restructurings was not material and resulted in no charge-offs during the years ended December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, there had been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2015 and 2014 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	December 31, 2015		December 31, 2014
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,032	$(30)	$2,650	$(23)
Commercial loan interest rate swaps	$(2,032)	$30	$(2,650)	$23

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2015 and 2014 were as follows:

	December 31, 2015 Weighted-Average		December 31, 2014 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.68%	4.96%	3.37%	4.85%
Non-hedging interest rate swaps	4.96%	3.68%	4.85%	3.37%

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

Comprehensive income, which includes net income, the net change in unrealized gains on investment securities available for sale and the reclassification of net gains included in earnings, is presented below:

	For the Years Ended December 31,
(in thousands)	2015	2014
Net income	$2,553	$2,361
Other comprehensive income:
Change in net unrealized (losses) gains on investment securities available for sale, net of tax (benefit) expense of ($75) and $561, respectively	(107)	804
Reclassification for net gains included in earnings, net of tax expense of $31 and $484, respectively	(44)	(694)
Comprehensive income	$2,402	$2,471

Reclassification adjustments of $75,000 and $1.2 million for the years ended December 31, 2015 and 2014, respectively, are included in non-interest income within the Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the years ended December 31, 2015 and 2014 was $31,000 and $484,000, respectively, and is included in income tax provision within the Consolidated Statements of Operations and Comprehensive Income.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	For the Years Ended December 31,
(in thousands)	2015	2014
Beginning balance	$162	$52
Other comprehensive (loss) income before reclassifications	(107)	804
Amounts reclassified from accumulated other comprehensive income	(44)	(694)
Net other comprehensive (loss) income	(151)	110
Ending balance	$11	$162

(6)	Related Party Transactions

In the normal course of business, the Company may make loans to officers and directors, as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company. Gross loan commitments for officers and directors of the Company were $3.6 million and $3.1 million at December 31, 2015 and 2014, respectively. The outstanding balances for these loans were $3.2 million and $2.4 million at December 31, 2015 and 2014, respectively.

The following is a summary of related party loan activities for the years ended December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Beginning balance	$2,351	$1,514
Disbursements	1,185	1,030
Repayments	(304)	(193)
Ending balance	$3,232	$2,351

Deposits by officers and directors of the Company at December 31, 2015 and 2014 totaled approximately $9.3 million and $8.5 million, respectively.

(7)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The depreciation and amortization are computed on a straight line basis over the lesser of the lease term, or the estimated useful lives of the assets, generally three to ten years.

Premises and equipment at December 31, 2015 and 2014 are comprised of the following:

	December 31,
(in thousands)	2015	2014
Leasehold improvements	$1,881	$1,537
Furniture & equipment	3,150	2,803
Software	871	847
Total	5,902	5,187
Accumulated depreciation	(4,275)	(3,727)
Premises and equipment, net	$1,627	$1,460

Depreciation and amortization included in occupancy expense for the years ended December 31, 2015 and 2014 amounted to $577,000 and $491,000, respectively.

(8)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$362,451	60.6%	$282,217	56.1%
Interest bearing demand deposits	32,406	5.4%	25,492	5.1%
Money market deposits and savings	155,572	26.0%	154,706	30.7%
Certificates of deposit	47,748	8.0%	40,757	8.1%
Total	$598,177	100.0%	$503,172	100.0%

At December 31, 2015, the Company had two certificates of deposits with the State of California Treasurer’s Office for a total of $46.0 million that represented 7.7% of total deposits. Each of these deposits are scheduled to mature in the first quarter of 2016. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2014, the Company had two certificate of deposit accounts with the State of California Treasurer’s Office for a total of $38.0 million that represented 7.6% of total deposits. The Company was required to pledge $50.6 million and $41.8 million of investment securities at December 31, 2015 and 2014, respectively, in connection with these certificates of deposit.

At both December 31, 2015 and 2014, the Company had $505,000 of Certificate of Deposit Accounts Registry Service (“CDARS”) reciprocal deposits, which both represented 0.1% of total deposits.

The aggregate amount of certificates of deposit of $250,000 or greater at December 31, 2015 and 2014 was $46.5 million and $38.6 million, respectively. At December 31, 2015, the maturity distribution of certificates of deposit of $250,000 or greater, including deposit accounts with the State of California Treasurer’s Office and CDARS, was as follows: $46.5 million maturing in six months or less, none maturing in six months to one year and none maturing in more than one year.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at December 31, 2015.

(dollars in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$47,467	$184	$69
1.00%	to	1.99%	—	—	28
	Total		$47,467	$184	$97

(9)	Other Borrowings

At December 31, 2015 and 2014, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $180.0 million and $146.0 million, respectively. The Company had $15.0 million and $17.5 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had a $50.0 million overnight borrowing outstanding under this borrowing/credit facility at an interest rate of 0.27%. The Company did not incur any material interest expense in connection with this borrowing. The overnight borrowing was repaid in January 2016. There were no further overnight borrowings during the years ended December 31, 2015 and 2014.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at December 31, 2015 and 2014 (dollars in thousands):

		December 31,
Maturity Date	Interest Rate	2015	2014
May 26, 2015	1.65%	$—	$2,500
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$15,000	$17,500

At December 31, 2015, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. The Company did not have any borrowings outstanding under these lines of credit at December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company had pledged $2.3 million and $2.5 million, respectively of corporate notes related to these lines of credit.

(10)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $159.9 million and $146.4 million in commitments to extend credit to customers and $3.2 million and $2.7 million in standby/commercial letters of credit at December 31, 2015 and 2014, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $82,000 and $136,000 as of December 31, 2015 and 2014, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense, was $1.1 million and $951,000 for the years ended December 31, 2015 and 2014, respectively.

The projected minimum rental payments under the term of the leases at December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$985
2017	1,015
2018	1,046
2019	834
2020	760
Thereafter	2,840
Total	$7,480

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At December 31, 2015 and 2014, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands):

Years ending December 31,
2016	$707
2017	525
2018	323
2019	184
2020	126
Thereafter	27
Total	$1,892

(11)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015 and 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$34,599	$3,910	$30,689	$—
Residential Mortgage-Backed Securities	39,411	—	39,411	—
Derivative Assets – Interest Rate Swaps	30	—	30	—
Derivative Liabilities – Interest Rate Swaps	30	—	30	—
At December 31, 2014:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$26,128	$3,885	$22,243	$—
Corporate Notes	2,538	—	2,538	—
Residential Mortgage-Backed Securities	51,023	—	51,023	—
Derivative Assets – Interest Rate Swaps	23	—	23	—
Derivative Liabilities – Interest Rate Swaps	23	—	23	—

AFS securities — As of December 31, 2015 and 2014, the Level 2 fair value of the Company’s residential mortgage-backed securities was $39.4 million and $51.0 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2003 through the current period. These loans are geographically dispersed throughout the United States. At December 31, 2015 and 2014, the weighted average rate and weighted average life of these securities were 1.79% and 1.82%, respectively, and 3.36 years and 3.64 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 and 2 measurements during the years ended December 31, 2015 and 2014.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015:
Impaired loans
Commercial	$677	$—	$—	$677
At December 31, 2014:
Impaired loans
Commercial	$612	$—	$—	$612

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. The fair value of impaired loans that are collateral dependent is determined using various valuation techniques which are not readily observable in the market place, including consideration of appraised values and other pertinent real estate market data. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company recorded net recoveries of $37,000 and $263,000 on impaired loans during the years ended December 31, 2015 and 2014, respectively.

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

The estimated fair value and carrying amounts of the financial instruments at December 31, 2015 and 2014 are as follows:

	Carrying	Fair Value Measurements Using:
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Assets
Cash and cash equivalents	$54,565	$54,565	$—	$—	$54,565
Investment securities	74,010	3,910	70,100	—	74,010
FRB stock	1,748	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	589,472	—	—	587,530	587,530
Non-hedging interest rate swaps	30	—	30	—	30
Accrued interest receivable	1,692	1,692	—	—	1,692
Liabilities
Non-interest bearing deposits	$362,451	$362,451	$—	$—	$362,451
Interest bearing deposits	235,726	187,978	47,748	—	235,726
Other borrowings	65,000	—	64,983	—	64,983
Non-hedging interest rate swaps	30	—	30	—	30
Accrued interest payable	23	23	—	—	23
As of December 31, 2014
Assets
Cash and cash equivalents	$58,464	$58,464	$—	$—	$58,464
Investment securities	79,689	3,885	75,804	—	79,689
FRB stock	1,655	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	435,257	—	—	433,588	433,588
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest receivable	1,418	1,418	—	—	1,418
Liabilities
Non-interest bearing deposits	$282,217	$282,217	$—	$—	$282,217
Interest bearing deposits	220,955	180,198	40,757	—	220,955
Other borrowings	17,500	—	17,551	—	17,551
Non-hedging interest rate swaps	23	—	23	—	23
Accrued interest payable	23	23	—	—	23

(13)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the years ended December 31, 2015 and 2014, respectively:

	Years ended December 31,
(in thousands)	2015	2014
Gain on sale of AFS investment securities	$75	$1,178
Service charges and other operating income	593	533
Total non-interest income	$668	$1,711

(14)	Other Operating Expenses

The following table summarizes the information regarding other operating expenses for the years ended December 31, 2015, and 2014, respectively:

	Years ended December 31,
(in thousands)	2015	2014
Loan expenses	$121	$85
Board of Directors fees/non-cash stock expenses	376	434
OCC assessments	166	148
Branch and production office expenses	992	777
Stationery and supplies	122	109
Insurance	82	76
Dues, memberships and subscriptions	247	202
Stockholders expense	126	128
Telephone	145	102
Delaware Franchise Tax	110	110
Provision for unfunded lending commitments	25	50
Personnel hiring expenses	69	76
Other expenses	251	238
Total other operating expenses	$2,832	$2,535

(15)	Stock-Based Compensation

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

Non-cash stock compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $994,000 and $879,000 for the years ended December 31, 2015 and 2014, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2015, and 2014 was $778,000 and $541,000, respectively.

The following table reflects the activities related to restricted stock awards outstanding for the years ended December 31, 2015 and 2014, respectively.

	Years Ended December 31,
	2015		2014
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	615,875	$5.92	529,529	$4.62
Granted	218,750	6.98	228,000	7.63
Vested	(164,875)	4.72	(141,654)	3.82
Forfeited and surrendered	—	—	—	—
Ending balance	669,750	$6.56	615,875	$5.92

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

During the years ended December 31, 2015 and 2014, there were none and 72,000, respectively, options exercised under the 2004 Founder Stock Option Plan at a weighted average exercise price of $5.00 per share. During the year ended December 31, 2014, the remaining 19,800 of unexercised options under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $5.00 per share. As of December 31, 2015 and 2014, there were no remaining options outstanding related to the plan.

There have been no options granted under the Director and Employee Stock Option Plan for the years ended December 31, 2015 or 2014. There have been 307,573 and 450,600 options exercised during the years ended December 31, 2015 and 2014, respectively, at a weighted average price of $8.01 and $5.07 per share, respectively. The remaining contractual life of the Director and Employee Stock Options outstanding was none and 0.58 years at December 31, 2015 and 2014, respectively. All options under the Directors and Employee Stock Option Plan were exercisable at December 31, 2014. During the year ended December 31, 2015, 42,500 of unexercised option under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled option was $8.40 per share. At December 31, 2014, the weighted average exercise price of the 350,073 shares outstanding under the Director and Employee Stock Option Plan was $8.06. As of December 31, 2015 there were no remaining options outstanding related to the plan.

The following tables detail the amount of shares authorized and available under all stock plans as of December 31, 2015:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	1,220,097	—	—

2005 Equity Incentive Plan	1,200,000	944,273	243,000	—

2013 Equity Incentive Plan	750,000	20,000	426,750	303,250

(16)	Income Taxes

The income tax provision consists of the following for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Current:
Federal	$2,584	$1,573
State	837	263
Deferred:
Federal	(1,096)	(77)
State	(377)	144
Income tax provision	$1,948	$1,903

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2015 and 2014 to the loss before income tax provision and the effective tax rate are as follows:

	2015		2014
(dollars in thousands)	Amount	Percent of Pretax	Amount	Percent of Pretax
Federal income tax provision at statutory rate	$1,530	34%	$1,450	34%
Changes due to:
State franchise tax, net of federal income tax	327	7%	310	7%
Other, net	91	2%	143	4%
Total income tax provision (benefit)	$1,948	43%	$1,903	45%

The major components of the net deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$2,344	$1,336
Equity compensation	927	646
Depreciation	86	96
Accrued compensation	549	390
Deferred rent	247	228
Other	578	562
Total deferred tax assets	4,731	3,258
Deferred tax liabilities:
Prepaid expenses	93	93
Federal Home Loan Bank stock dividends	57	57
Net unrealized gains on investment securities	7	113
Total deferred tax liabilities	157	263
Net deferred tax assets	$4,574	$2,995

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

At December 31, 2015 and 2014, the Company had a net deferred tax asset of approximately $4.6 million and $3.0 million, respectively.

No uncertain tax positions were identified as of December 31, 2015 and 2014, and the Company had no tax reserve for uncertain tax positions at December 31, 2015 and 2014. The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months. Furthermore, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense. At December 31, 2015 and 2014, the Company did not have an accrual for interest and/or penalties associated with uncertain tax positions.

The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012 and 2011, respectively.

(17)	Employee Benefit Plan

The Company has a 401(k) plan for all employees and permits voluntary contributions of their salaries on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. The contributions to the 401(k) plan are invested at the directions of the participants. The Company matches 100% of the employee’s contribution up to the first 3% of the employee’s salary and 50% of the employee’s contribution up to the next 2% of the employee’s salary. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of the employees for the years ended December 31, 2015 and 2014 was $229,000 and $199,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2015, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2015 and 2014 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be Well Capitalized Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015:
Total Risk-Based Capital Ratio	$73,029	11.24%	$72,520	11.16%	$51,992	8.00%	$64,989	10.00%
Tier 1 Risk-Based Capital Ratio	$64,891	9.98%	$64,381	9.91%	$38,994	6.00%	$51,991	8.00%
Common Equity Tier 1 Capital Ratio	$64,891	9.98%	$64,381	9.91%	$29,245	4.50%	$42,243	6.50%
Tier 1 Leverage Ratio	$64,891	9.00%	$64,381	8.92%	$28,852	4.00%	$36,078	5.00%

December 31, 2014:
Total Risk-Based Capital Ratio	$67,275	13.94%	$63,339	13.13%	$38,603	8.00%	$48,253	10.00%
Tier 1 Risk-Based Capital Ratio	$61,220	12.69%	$57,284	11.87%	$19,302	4.00%	$28,952	6.00%
Tier 1 Leverage Ratio	$61,220	10.05%	$57,284	9.40%	$24,357	4.00%	$30,456	5.00%

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

(19)	Parent Company Only Condensed Financial Information

The condensed financial statements of 1st Century Bancshares, Inc. as of and for the years ended December 31, 2015 and 2014 are presented below:

Condensed Balance Sheets

(in thousands)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$535	$3,961
Investment in subsidiary bank	64,392	57,757
Total Assets	$64,927	$61,718

Liabilities and Stockholders’ Equity
Other liabilities	$24	$25

Common stock	127	121
Additional paid-in capital	75,396	71,736
Retained earnings (accumulated deficit)	878	(1,675)
Accumulated other comprehensive income	11	162
Treasury stock at cost	(11,509)	(8,651)
Total Stockholders’ Equity	64,903	61,693
Total Liabilities and Stockholders’ Equity	$64,927	$61,718

Condensed Statements of Operations and Comprehensive Income

	Years ended December 31,
(in thousands)	2015	2014
Interest income	$—	$—
Interest expense	—	—
Net interest income	—	—
Compensation and benefits	(17)	(33)
Other operating expenses	(19)	(60)
Loss before taxes	(36)	(93)
Income tax benefit	5	—
Loss before equity in undistributed income of subsidiary bank	(31)	(93)
Equity in undistributed income of subsidiary bank	2,584	2,454
Net income	$2,553	$2,361
Comprehensive income	$2,402	$2,471

Condensed Statements of Cash Flows

	Years ended December, 31
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$2,553	$2,361
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiary bank	(2,584)	(2,454)
(Decrease) increase in other liabilities	(1)	7
Net cash used in operating activities	(32)	(86)
Cash flows from investing activities:
Investment in subsidiary bank	(3,000)	—
Net cash used in investing activities	(3,000)	—
Cash flows from financing activities:
Proceeds from exercise of stock options	2,464	2,643
Shares surrendered on vesting and exercise of stock based compensation	(2,858)	(678)
Net cash provided by financing activities	(394)	1,965
Net change in cash and cash equivalents	(3,426)	1,879
Cash and cash equivalents, beginning of year	3,961	2,082
Cash and cash equivalents, end of year	$535	$3,961

(20)	Shareholders' Equity

The Company anticipates that, absent further developments, it may need to raise, at some point over the next several quarters, additional capital in order to maintain its well-capitalized status in light of, among other things, continued growth in its loan portfolio. The Company periodically considers its alternatives in this regard, which could include issuing shares of common stock under its previously filed registration statement on Form S-1 or other capital instruments, and there can be no assurance as to the form or nature of any such additional capital or the timing or amount thereof. The Company’s ability to raise any such additional capital is subject to various factors and uncertainties, many of which are beyond its control, including, among others, capital market conditions and general economic conditions. As of December 31, 2015, the Company had deferred financing costs with respect to the registration statement on Form S-1 of $173,000, which are included in the consolidated balance sheet as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of 1st Century Bancshares, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheets of 1st Century Bancshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of 1st Century Bancshares, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Century Bancshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 3, 2016