Form 10-K/A
period 2015-12-31
1st Century Bancshares, Inc.
filed 2016-04-28
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34226

1st Century Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1169687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1875 Century Park East, Suite 1400 Los Angeles, California	90067 (Zip Code)
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

10,336,884 shares of common stock of the registrant were outstanding as of April 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

1st Century Bancshares, Inc. (“1st Century Bancshares”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2016, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because 1st Century Bancshares will not file a definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2015. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, this Amendment amends Item 15 of Part IV of the Original Form 10-K Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The reference on the cover of the Original Form 10-K Filing to the incorporation by reference of our definitive Proxy Statement for our Annual Meeting of Stockholders into Part III of the Original Form 10-K Filing is hereby deleted.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and 1st Century Bancshares’ other filings with the SEC.

Forward-Looking Statements

Statements about 1st Century Bancshares and its business in this Amendment which are not statements of historical fact, including, but not limited to, statements regarding the expected completion of the Merger (as defined below), 1st Century Bancshares’ future strategy and plans and commentary regarding future results of operations and prospects, are forward-looking statements and are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements are based on 1st Century Bancshares’ current expectations, estimates and assumptions, and are subject to many risks, uncertainties and unknown future events that could cause actual results to differ materially. Actual results may differ materially from those set forth in this Amendment due to the risks and uncertainties related to the Merger and/or inherent in 1st Century Bancshares’ business. For a discussion of these and other factors that could impact 1st Century Bancshares’ operations or financial results and cause 1st Century Bancshares’ results to differ materially from those in the forward-looking statements, please refer to our filings with the SEC, particularly the Original Form 10-K Filing. Forward-looking statements speak only as of the date they are made and 1st Century Bancshares is under no obligation to (and specifically disclaims any such obligation to) update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

Merger Agreement with Midland Financial Co.

As previously announced, on March 10, 2016, 1st Century Bancshares entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Midland Financial Co., an Oklahoma corporation (“Midland”), and MC 2016 Corp., a Delaware corporation and wholly-owned subsidiary of Midland (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into 1st Century Bancshares, with 1st Century Bancshares surviving the Merger as a wholly-owned subsidiary of Midland. Simultaneously with the Merger, 1st Century Bank, a national banking association and a wholly-owned subsidiary of 1st Century Bancshares (“1st Century Bank”) will merge (the “Bank Merger”) with and into MidFirst Bank, a federal savings association and a wholly-owned subsidiary of Midland (“MidFirst”), with MidFirst surviving the Bank Merger. Immediately after the Merger and Bank Merger described above, 1st Century Bancshares, as the surviving corporation in the Merger, will merge with and into Midland, with Midland as the surviving corporation. On April 8, 2016, 1st Century Bancshares filed a preliminary proxy statement in connection with a special meeting of our stockholders to seek, among other things, adoption of the Merger Agreement. In light of the special meeting, we have cancelled our 2016 Annual Meeting of Stockholders, and such meeting may not be held if the Merger is consummated. We expect that the Merger will close in the second half of 2016, subject to the satisfaction of the closing conditions set forth in the Merger Agreement.

1st Century Bancshares, Inc.

Index to

Annual Report on Form 10-K/A

For the Year Ended December 31, 2015

Amendment No. 1

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers

The table below shows the present executive officers and the members of the Board of Directors of 1st Century Bancshares, their ages as of April 22, 2016, the date on which they first became a director or executive officer of 1st Century Bancshares and their business experience during the past five years. A summary of the experience, attributes and skills that led the Board of Directors to conclude that each of the Board of Directors of 1st Century Bancshares is qualified to serve on the Board is also set forth below.

Name	Relationship to 1st Century Bancshares	Age	Director or Executive Officer of 1st Century Bancshares Since	Business Experience During the Past Five Years

William W. Brien, M.D.	Director	58	May 2012

Vice President of Medical Operations and Chief Clinical Officer at CHI St. Luke’s Health-Baylor St. Lukes Medical Center; former Executive Vice Chairman of the Department of Surgery and Director of the Cedars-Sinai Orthopedic Center; former Mayor of Beverly Hills; and currently serving as a Council Member of City of Beverly Hills.

Dr. Brien, through his years of experience in city management and medicine, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk assessment and management, and strategic planning.

Dave Brooks	Director	80	September 2007

Retired Owner, President and Chief Executive Officer of Mara Escrow Company of Beverly Hills; current owner, officer and director of Canon Escrow and Seright Escrow; owner of M.A.R.A., Inc. and its subsidiaries; and appears as expert witness in connection with escrow litigation.

Mr. Brooks, through his years of experience as an executive in the real estate industry, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of real estate evaluation and risk assessment and management.

Name	Relationship to 1st Century Bancshares	Age	Director or Executive Officer of 1st Century Bancshares Since	Business Experience During the Past Five Years

Jason P. DiNapoli	President, Chief Operating Officer & Director	47	September 2007

Current President, Chief Executive Officer and Director of 1st Century Bank; former Executive Vice President and former Senior Vice President, 1st Century Bank, N.A.; and Vice President Finance, J P DiNapoli Companies Inc.

Mr. DiNapoli, through his leadership and management experience as an executive in the banking industry, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk assessment, compliance, asset/liability management, strategic planning and growth initiatives. Mr. DiNapoli also provides an in-depth knowledge of the daily operations of 1st Century Bancshares and strong management and analytical skills.

Eric M. George	Director	47	May 2008

Partner of Browne George Ross LLP; and Member of Federal and State Judicial Selection Advisory Committees. Mr. George also serves on the Board of the Sherry Lansing Foundation.

Mr. George, through his years of legal and transaction related experience, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk assessment and management and compliance.

Alan D. Levy	Director	77	September 2007

Chairman of the Board and Chief Executive Officer of Tishman International Companies.

Mr. Levy, through his years of management experience as an executive in the real estate industry, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of real estate transactions, real estate evaluation and strategic planning.

Robert A. Moore	Director	73	September 2007

Former Executive Vice President & Chief Credit Officer of 1st Century Bank; and former Executive Vice President and Chief Credit Officer of City National Bank, N.A.

Mr. Moore, through his years of experience as a chief credit officer in the banking industry, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of credit risk assessment, lending and strategic planning.

Name	Relationship to 1st Century Bancshares	Age	Director or Executive Officer of 1st Century Bancshares Since	Business Experience During the Past Five Years

Barry D. Pressman, M.D.	Director	72	September 2007

Physician, Radiologist, Chairman of the Department of Imaging, Cedars-Sinai Medical Center; and Chairman of the Medical Advisory Board of American Medical Isotope Company.

Dr. Pressman, through his years of experience in management and medicine, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk assessment, internal audit, asset/liability management and strategic planning.

Alan I. Rothenberg	Chairman of the Board of Directors and Chief Executive Officer	77	September 2007

Current Chairman of the Board of Directors of 1st Century Bank; retired partner of Latham & Watkins; mediator and arbitrator; consultant to major corporations; Chairman of Premier Partnerships, a sports and entertainment marketing and consulting firm; former Director on the Boards of Zenith National Insurance Corp. (NYSE:ZNT), California Pizza Kitchen (NASDAQ:CPKI) and Arden Realty, Inc. (NYSE:ARI); and former President of the Los Angeles Board of Airport Commissioners.

Mr. Rothenberg, through his years of leadership and management experience as an executive in the banking and legal industries, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk assessment, real estate transactions, compliance and strategic planning. Mr. Rothenberg also provides 1st Century Bancshares management and leadership skills to execute strategic initiatives and manage 1st Century Bancshares’ business risks.

John K. Sampson	Executive Vice President & Chief Credit Officer	47	September 2009	Current Executive Vice President & Chief Credit Officer of 1st Century Bank; former Senior Vice President in Union Bank’s Merchant Banking Division.

Bradley S. Satenberg	Executive Vice President & Chief Financial Officer	45	December 2009	Current Executive Vice President & Chief Financial Officer of 1st Century Bank; former Managing Director and Deputy Chief Financial Officer of Imperial Capital Bancorp, Inc.

Name	Relationship to 1st Century Bancshares	Age	Director or Executive Officer of 1st Century Bancshares Since	Business Experience During the Past Five Years

Nadine I. Watt	Director	47	May 2008

President of Watt Properties, Inc. and Watt Companies, Inc.; former Vice President of Watt Genton Associates; Chair of the Los Angeles Business Council; Executive Committee for Los Angeles Real Estate; Construction council for the City of Hope; Director on the Boards of Brentwood School, USC Associates, USC Marshall School of Business, Board of Governors, USC and The New Home Company; and former Director on the Board of Best Buddies California.

Ms. Watt, through her years of experience as an executive in the real estate industry and her involvement on a variety of boards, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk assessment and management, real estate transactions, real estate evaluation and strategic planning.

Lewis N. Wolff	Director	80	September 2007

Chairman and Chief Executive Officer of Wolff Urban Development, LLC; Chairman and Chief Executive Officer of Wolff Urban Management, Inc.; Owner of the Oakland Athletics.

Mr. Wolff, through his years of management experience as an executive in the real estate industry and board experience, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk assessment and management, real estate evaluation and strategic planning.

Stanley R. Zax	Director	78	January 2011

Director on the Boards of Prostate Cancer Foundation, Center for the study of The Presidency & Congress and Kennedy Wilson; former Director on the Board and Audit Committee of Wynn Resorts Ltd. (NYSE: WYNN); former Chief Executive Officer and Chairman of Zenith National Insurance Corp.; and former Director on the Boards of Sequa Corp. and Ford Theatre.

Mr. Zax, through his years of experience in the insurance industry, has developed certain knowledge and skills that benefit 1st Century Bancshares in the areas of financial analysis, risk management and asset liability planning.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons who own more than ten percent of 1st Century Bancshares common stock, par value $0.01 per share (our “Common Stock”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. Directors, executive officers and greater-than-ten percent stockholders are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended. Based solely on a review of copies of reports furnished to us and on written representations by certain directors and executive officers received by us that we will maintain for two years, we believe that all of our directors and executive officers, as well as persons who own more than ten percent of our Common Stock, timely filed all required reports during 2015.

Code of Ethics

We expect all of our directors, executive officers and employees to adhere to the highest standards of ethics and business conduct with each other, customers, stockholders and within the communities we serve, and to comply with all applicable laws, rules and regulations that govern our business. We have adopted a Code of Ethics that applies to all of 1st Century Bancshares directors, officers and employees. We will provide any person, without charge, a copy of our Code of Ethics upon our receipt of a written request addressed to our Corporate Secretary, Jessica R. Graham, at 1875 Century Park East, Suite 1400, Los Angeles, California 90067.

Audit Committee

The members of the Audit Committee are Stanley R. Zax (Chairperson), Barry D. Pressman, M.D. and Robert A. Moore. Each member is an “independent director,” as defined by the NASDAQ Marketplace Rules. In addition, our Board of Directors has determined that Stanley R. Zax qualifies as an “audit committee financial expert,” as defined under the SEC rules and “independent” as independence for audit committee members is defined in the NASDAQ Marketplace Rules.

The functions of the Audit Committee include appointing, retaining, compensating and overseeing our independent auditors; pre-approving all auditing services and permitted non-audit services to be performed for 1st Century Bancshares by the independent auditors; reviewing the independence of 1st Century Bancshares’ auditors; reviewing and approving any and all related party transactions; establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviewing with the independent auditors and the internal auditor the adequacy of 1st Century Bancshares’ system of internal controls; meeting with the independent auditors to discuss the scope of the annual audit and the procedures to be followed; reviewing with the independent auditors at the completion of the annual audit the results of the audit and their report issued in connection with the audit; and providing 1st Century Bancshares with the report of the Audit Committee with respect to the audited financial statements required to be included in 1st Century Bancshares’ annual proxy materials under the federal securities laws.

Item 11.      Executive Compensation

How We Compensate Directors

During the year ended December 31, 2015, each non-employee director received fees in the amounts set forth in the table below. The Board of Directors may authorize the payment of such fees in the future, if the fees appear to be appropriate.

Under our 2013 Equity Incentive Plan, all non-employee directors were granted restricted stock in the amounts set forth in footnotes to the table below. All such restricted stock will vest over a one-year period.

The table below summarizes the compensation we paid to non-employee directors for the year ended December 31, 2015.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)

William W. Brien, M.D.	$24,000	$13,000	$	---	$37,000

Dave Brooks	25,000	13,000		---	38,000

Eric M. George	28,500	13,000		---	41,500

Alan D. Levy	30,000	13,000		---	43,000

Robert A. Moore	31,000	13,000		---	44,000

Barry D. Pressman, M.D.	31,000	13,000		---	44,000

Nadine I. Watt	25,000	13,000		---	38,000

Lewis N. Wolff	22,500	13,000		---	35,500

Stanley R. Zax	25,000	13,000		---	38,000

(1) The annual stock award to directors was based on the closing price of a share of our Common Stock on The NASDAQ Capital Market as of the grant date. The aggregate amount of stock awards outstanding at December 31, 2015 is set forth in the footnotes to the Security Ownership of Management and Certain Beneficial Owners table below.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has overall responsibility for establishing, implementing and monitoring the compensation structure, policies and programs of 1st Century Bancshares. The Compensation Committee is responsible for assessing and approving the compensation structure and aggregate amount paid to the executive officers, other than our Named Executive Officers (defined below). The Compensation Committee is responsible for an individual assessment of each Named Executive Officer’s compensation structure and total compensation and making recommendations with respect thereto to our Board of Directors for their consideration and approval. The Board of Directors considers the recommendations of the Compensation Committee but has the discretion to make adjustments as it deems appropriate. The Board of Directors must also approve all equity award grants recommended to it by the Compensation Committee. The Compensation Committee is responsible for determining whether the compensation paid to each of the individuals who served as 1st Century Bancshares Chief Executive Officer, Chief Operating Officer and Chief Financial Officer during 2015 (collectively, the “Named Executive Officers”), as well as our other executive officers, is fair, reasonable and competitive, and whether it serves the interest of 1st Century Bancshares and its stockholders. The Compensation Committee’s Chairman regularly reports to the Board of Directors on Compensation Committee actions and recommendations.

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

As described in this Amendment under Explanatory Note, on March 10, 2016, 1st Century Bancshares entered into a Merger Agreement with Midland and Merger Sub. If the Merger is completed, outstanding restricted stock held by our directors and employees (including our named executive officers) will become fully vested upon the closing of the Merger consistent with the terms of our equity compensation arrangements and entitle the holder to receive the per share merger consideration with respect to each such share of outstanding restricted stock. See “—Potential Payments Upon Termination or Change-in-Control” for a description of how these awards would be treated if the Merger is completed. In addition, if the Merger is completed, the named executive officers will become subject to the terms of new employment arrangements pursuant to agreements entered into with MidFirst in connection with our entry into the Merger Agreement.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation programs are those that align the interests of the executive with those of 1st Century Bancshares and its stockholders. The Compensation Committee believes that a properly structured compensation program will attract and retain talented individuals and motivate them to achieve specific short- and long-term strategic objectives. Although the Compensation Committee believes that a significant percentage of executive pay should be based on the principles of pay-for-performance, it also recognizes that 1st Century Bancshares must have the ability to attract highly talented executives and believes that including elements of cash and short-term compensation support this important goal. An important objective of the Compensation Committee is to ensure the compensation programs of the Named Executive Officers are competitive as compared to similar positions within our peer-group companies. The Compensation Committee has identified 1st Century Bancshares peer-group companies to be banks and bank holding companies for California member banks, with comparable size, as measured through total assets, market capitalization and other financial measures of organizational scope and complexity, operating in comparable demographic regions (the “Compensation Peer Group”). The Compensation Committee considers pay practices of the Compensation Peer Group with which it competes in the market for executive talent. 1st Century Bancshares executive compensation programs are designed to provide:

•	levels of base compensation that are competitive with the Compensation Peer Group;

•	annual incentive compensation that varies in a consistent manner with the achievement of individual performance objectives and financial results of 1st Century Bancshares; and

•	long-term incentive compensation that focuses executive efforts on building stockholder value through meeting longer-term financial and strategic goals.

In designing and administering its executive compensation programs, the Compensation Committee attempts to strike an appropriate balance among these various elements, each of which is discussed in greater detail below. The Compensation Committee considers the pay practices of the Compensation Peer Group as one data point when determining the appropriate pay mix and compensation levels for our Named Executive Officers. With respect to performance-based pay, the Compensation Committee believes that executive compensation should be closely tied to the financial and operational performance of 1st Century Bancshares, as well as to the individual performance and responsibility level of each Named Executive Officer. The Compensation Committee also believes there should be an equity-based component because it best aligns the executives’ interests with those of 1st Century Bancshares stockholders. For purposes of retention, the Compensation Committee believes that the equity-based compensation should have meaningful conditions to encourage valued employees to remain in the employ of 1st Century Bancshares. Finally, the Compensation Committee also considers other forms of executive pay (e.g., executive perquisites, supplemental executive retirement plans, and severance arrangements) as a means to attract, retain and motivate highly qualified executives.

The Elements of Compensation

Total direct compensation includes cash, in the form of base salary and annual incentives, and long-term equity incentives. The Compensation Committee evaluates the mix between these three elements based on the pay practices of the Compensation Peer Group. During 2015, the Compensation Committee engaged EW Partners, Inc. to assess the compensation levels of its directors, Chief Executive Officer, and President and Chief Operating Officer to ensure that compensation levels are reasonably competitive with market rates. The Compensation Committee also considers and reviews information from other relevant survey data.

The Compensation Committee strives to be fully informed in its determination of the appropriate compensation mix and award levels for the Named Executive Officers. The Compensation Committee also carefully considers the opinions and recommendations of the Chief Executive Officer, however, neither the Chief Executive Officer nor any other member of management has any involvement in any discussions with the Board of Directors or the Compensation Committee regarding the compensation of the Chief Executive Officer. All compensation decisions are made with consideration of the Compensation Committee’s guiding principles of fairness to employees, retention of talented executives and fostering improved performance, which will ultimately benefit 1st Century Bancshares stockholders. With respect to the Named Executive Officers, the following describes in detail the objectives and policies underlying the various elements of the compensation mix:

Base Salary

It is 1st Century Bancshares’ philosophy that employees should be paid a base salary that is competitive with the salaries paid by the Compensation Peer Group based on each employee’s experience and performance. Generally, 1st Century Bancshares has chosen to position cash compensation at close to market median levels for the Compensation Peer Group in order to remain competitive in attracting and retaining executive talent.

Each fiscal year, the Compensation Committee determines the target total annual cash compensation (salary and bonuses) for each Named Executive Officer. Based on the practices of the Compensation Peer Group and several other factors, the Compensation Committee determines the appropriate allocation between salary and bonus for each Named Executive Officer. There is a wide variety of factors the Compensation Committee considers in determining pay levels, as opposed to the decisions being based solely on market pay practices. The Compensation Committee considers a combination of the individual executive’s performance, the performance of 1st Century Bancshares and the individual business or corporate function for which the executive is responsible, the nature and importance of the position and role within 1st Century Bancshares, the scope of the executive’s responsibility (including risk management and corporate strategic initiatives), internal relationships and the current compensation package in place for that executive, including the executive’s current annual salary and potential bonus awards.

Annual Bonus

1st Century Bancshares intends to continue its strategy of compensating the Named Executive Officers through programs that emphasize performance-based incentive compensation. Annual bonuses are set to recognize and reward executive officers and other employees who contribute meaningfully to an increase in stockholder value, profitability and customer satisfaction. The recipients of bonuses, including the Named Executive Officers, are paid on the basis of achieving and surpassing goals for themselves, their teams and 1st Century Bancshares as a whole. The goals established for Named Executive Officers are based upon the financial plan, which is approved annually by the Board of Directors.

Long-Term Incentive Awards

Long-term incentive awards are the third component of 1st Century Bancshares total compensation package. The Compensation Committee believes that equity-based compensation ensures that 1st Century Bancshares’ officers have a continuing stake in the long-term success of 1st Century Bancshares. 1st Century Bancshares 2013 Equity Incentive Plan (the “2013 Plan”) provides for a wide-variety of equity grants.

Awards granted under the 2013 Plan will typically vest over a one- to seven-year period with a ten-year expiration term. The restricted stock cannot be sold or transferred until the shares vest. Should a Named Executive Officer leave 1st Century Bancshares prior to the completion of the vesting schedule, the unvested portion of the grant is forfeited. The Chief Executive Officer and the other Named Executive Officers participate in the 2013 Plan. To further strengthen retention efforts and commitment levels, the Compensation Committee will periodically grant awards under the 2013 Plan.

Change-in-Control Arrangements

1st Century Bancshares has employment agreements with Alan I. Rothenberg and Jason P. DiNapoli, which require payouts upon the occurrence of certain significant events, including a change-in-control (as that term is defined in the employment agreements). The employment agreements entitle these Named Executive Officers to the separation pay discussed below under “Employment Arrangements.” 1st Century Bancshares has a severance agreement with Bradley S. Satenberg, which requires payouts upon the occurrence of certain significant events, including a change-in-control (as that term is defined in the severance agreement). The severance agreement entitles Mr. Satenberg to the separation pay discussed below under “—Potential Payments Upon Termination or Change-in-Control.” If the Merger is completed, severance entitlements for our Named Executive Officers will be payable pursuant to arrangements entered into with MidFirst.

Deferred Compensation

1st Century Bancshares does not sponsor, or otherwise make available, a deferred compensation plan for the Named Executive Officers.

Broad-Based Benefits Programs

The Named Executive Officers are entitled to participate in the benefits programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, paid vacation, and contributions to a 401(k) profit sharing retirement plan.

Administrative Policies and Practices

To evaluate and administer the compensation practices of the Chief Executive Officer and other Named Executive Officers, the Compensation Committee meets a minimum of two times per year at regularly scheduled Compensation Committee meetings. The Compensation Committee also holds “special” meetings and meets telephonically to discuss extraordinary items (such as, the hiring or dismissal of a Named Executive Officer). For fiscal year 2015, the Compensation Committee met a total of two times. At the end of all meetings, non-management executive sessions are conducted, if and as deemed necessary by this committee.

Timing of Grants of Equity Awards

The Compensation Committee recommends all equity awards for approval by the Board. Subject to limits in the plan terms, the Board uses its discretion to determine the grant date and vesting for restricted stock or other equity awards.

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

Tax Deductibility of Executive Officer Compensation

Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million per year for its chief executive officer or any of its two other highest paid executive officers who are “named executive officers” for that year, unless certain specific and detailed criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. 1st Century Bancshares plans to comply with the requirements of Section 162(m), and compensation paid to our named executive officers in fiscal year 2015 is expected to qualify for the corporate tax deduction. Prospectively, the Compensation Committee will continue to carefully consider the impact of Code Section 162(m) in determining the appropriate pay mix and compensation levels for each of the Named Executive Officers, although it may determine to pay compensation that is not deductible under Code Section 162(m) if dictated by business requirements.

The following table sets forth all compensation awarded to, earned by or paid for services received by our Named Executive Officers for the fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)(1)	Stock Award(s)($)(2)	All Other Compensation ($)(3)	Total($)

Alan I. Rothenberg, Chairman	2015	$328,265	$100,000	$316,800	$19,458	$764,523
of the Board & Chief Executive Officer	2014	312,824	92,000	345,150	19,888	769,862

Jason P. DiNapoli,	2015	364,739	130,000	316,800	29,920	841,459
President & Chief Operating Officer	2014	347,583	120,000	345,150	27,280	840,013

Bradley S. Satenberg, Executive	2015	242,950	88,011	105,600	23,929	460,490
Vice President & Chief Financial Officer	2014	235,287	85,000	161,070	23,642	504,999

(1)	Represents cash incentive bonus awards earned in the indicated year but paid in the following year.

(2)

The amounts shown represent the aggregate grant date fair value of awards issued in accordance with ASC 718. Restricted stock awards are valued at the closing price on The NASDAQ Capital Market as of the grant date. See Note (15) to the Consolidated Financial Statements in the Original Form 10-K Filing.

(3)	Represents the following perquisites and other personal benefits amounts:

●

Auto Allowance. For the year ended 2015 this includes: $6,000 for Mr. DiNapoli and $14,400 for Mr. Satenberg. For the year ended 2014 this includes: $6,000 for Mr. DiNapoli and $14,400 for Mr. Satenberg. No auto allowance was paid to Mr. Rothenberg.

●

Club Fees/Dues and Association Memberships. For the year ended 2015 this includes $12,600 for Mr. DiNapoli. For the year ended 2014 this includes $10,200 for Mr. DiNapoli. No club fees or dues were paid to Mr. Rothenberg and Mr. Satenberg.

●

401(k) Plan. Reflects amount of employer matching contribution to the Section 401(k) deferred compensation feature as outlined in 1st Century Bancshares’ 401(k) Plan. For the year ended 2015 this includes: $10,600 for Mr. Rothenberg, $10,600 for Mr. DiNapoli and $9,049 for Mr. Satenberg. For the year ended 2014 this includes: $10,000 for Mr. Rothenberg, $10,400 for Mr. DiNapoli and $8,815 for Mr. Satenberg.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding restricted stock awards at December 31, 2015:

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Alan I. Rothenberg	7,500	(1)	$51,750
	15,000	(2)	103,500
	30,000	(3)	207,000
	45,000	(4)	310,500
	45,000	(5)	310,500
Jason P. DiNapoli	7,500	(1)	51,750
	15,000	(2)	103,500
	30,000	(3)	207,000
	45,000	(4)	310,500
	45,000	(5)	310,500
Bradley S. Satenberg	3,750	(6)	25,875
	7,500	(7)	51,750
	16,000	(8)	110,400
	21,000	(8)	144,900
	15,000	(10)	103,500

(1)	7,500 shares will vest in November 2016.
(2)	7,500 shares will vest in May 2016 and 7,500 shares will vest in May 2017.
(3)	15,000 shares will vest in April 2016, 7,500 shares will vest in April 2017 and 7,500 shares will vest in April 2018.
(4)	45,000 shares will vest in April 2021.
(5)	22,500 shares will vest in May 2018, 11,250 shares will vest in May 2019 and 11,250 shares will vest in May 2020.
(6)	3,750 shares will vest in May 2016.
(7)	3,750 shares will vest in May 2016 and 3,750 shares will vest in May 2017.
(8)	8,000 shares will vest in April 2016, 4,000 shares will vest in April 2017 and 4,000 shares will vest in April 2018.
(9)	21,000 shares will vest in April 2021.
(10)	7,500 shares will vest in May 2018, 3,750 will vest in May 2019 and 3,750 will vest in 2020.

In each case, the restricted stock will vest on the earlier of the closing of the Merger or the dates listed. No stock options were granted in 2015 and there were no stock options outstanding at December 31, 2015. No equity-based award was re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined) in 2015.

Employment and Certain Other Agreements and Employee Benefit Plans

Employment Arrangements – Chief Executive Officer

On November 4, 2011, we entered into an employment agreement with Alan I. Rothenberg, our Chairman and Chief Executive Officer. On March 19, 2014, we entered into an amendment to the employment agreement extending the initial term through November 4, 2017, which automatically extends for additional one-year terms thereafter, unless and until either party gives notice of its desire not to extend at least sixty days before the expiration of the then current term. Mr. Rothenberg received an annual base salary of $328,265 during 2015 and is eligible to receive annual bonuses. The Board of Directors will determine if Mr. Rothenberg should receive an annual bonus and, if so, the amount of such bonus in its sole discretion. In addition, Mr. Rothenberg is entitled to receive certain other benefits that 1st Century Bancshares extends to all of its executive employees, such as life insurance, disability insurance, health, dental, vision and other insurance benefits and participation in the 401(k) plan.

In the event the employment of Mr. Rothenberg is terminated by 1st Century Bancshares for Cause (as defined in the employment agreement), Mr. Rothenberg is only entitled to base salary earned, paid time off accrued and unreimbursed business expenses, each through the date of termination. In addition, if he is terminated without Cause or he terminates his employment for Good Reason (as defined in the employment agreement), Mr. Rothenberg will receive: (i) a lump sum payment equal to two times the amount of his highest base salary and annual bonus within the three-year period preceding the termination, (ii) a prorated bonus for the number of months worked during the year of termination, and (iii) medical, disability and life insurance benefits (the “Continuation Benefits”) until the earlier of (a) one year from the date of separation, and (b) the date he receives comparable coverage from another employer.

For purposes of Mr. Rothenberg’s employment agreement, “Cause” generally means: (i) a significant act of dishonesty, deceit or breach of fiduciary duty; (ii) gross neglect or willful failure to perform substantially the duties of employment after a written demand for performance; (iii) willful acts or failure to act in any other way that materially and adversely affects 1st Century or its subsidiaries; (iv) removal and/or permanent prohibition from participating in the conduct of 1st Century or any of its subsidiaries’ affairs by an order issued under Section 8(e)(3) or 8(g)(l) of the Federal Deposit Insurance Act (12 U.S.C. Section 1818(e)(3) or (g)(l)); (v) violation of any applicable statutes, regulations or rules of any appropriate Federal banking agency and/or state bank supervisor, as defined in the FDI Act Section 3, 12 U.S.C. 1813, which violation materially and adversely affects 1st Century or its subsidiaries; (vi) 1st Century or any of its subsidiaries has received a cease-and-desist order that requires in substance that 1st Century or any of its subsidiaries retain a qualified executive with the applicable executive’s title acceptable to bank regulators with the experience, skill and other qualifications required to ensure compliance with such order and 1st Century or any of its subsidiaries’ regulators have determined the executive does not meet these qualifications; or (vii) solely in the case of the current executive agreements with Messrs. Rothenberg and DiNapoli, a material breach of any provision of the current executive agreement.

For purposes of Mr. Rothenberg’s employment agreement, “Good Reason” generally means: (i) a material diminution of the executive’s authority, duties or responsibilities, unless such events follow events that would constitute “cause” for termination; (ii) a material diminution in such executive’s salary; (iii) the relocation of the executive’s principal place of employment to any location more than 50 miles from 1st Century’s headquarters; or (iv) solely in the case of the current executive agreements with Messrs. Rothenberg and DiNapoli, material breach by 1st Century of any material terms of the executive agreement.

In addition to what Mr. Rothenberg is entitled to in the event of termination for Cause, if his employment is terminated on account of permanent disability he will continue to receive his base salary then in effect for a period of one year and will also receive Continuation Benefits for a period of six months. In addition to what Mr. Rothenberg is entitled to in the event of termination for Cause, if Mr. Rothenberg’s employment terminates due to his death, his estate shall be entitled to payment of any benefits pursuant to any life insurance policy, and any unvested shares of restricted stock shall immediately vest.

The employment agreement contains standard confidentiality and other business protection covenants. The employment agreement also contains a standard indemnification provision. In addition, Mr. Rothenberg may be entitled to a gross-up payment in the event he is subject to an excise tax under Section 4999 of the Internal Revenue Code as a result of payments made to him or for his benefit and such payments exceed 110% of his Code Section 280G “safe harbor” amount.

If the Merger is completed, Mr. Rothenberg will become subject to the terms of new employment arrangements pursuant to agreements entered into with MidFirst in connection with our entry into the Merger Agreement.

Employment Arrangements – President and Chief Operating Officer

On November 4, 2011, we entered into an employment agreement with Jason P. DiNapoli, our President and Chief Operating Officer. On March 19, 2014, we entered into an amendment to the employment agreement extending the initial term through November 4, 2017, which automatically extends for additional one-year terms thereafter, unless and until either party gives notice of its desire not to extend at least sixty days before the expiration of the then current term. Mr. DiNapoli received an annual base salary of $364,739 during 2015 and is eligible to receive annual bonuses. The Board of Directors will determine if Mr. DiNapoli should receive an annual bonus and, if so, the amount of such bonus in its sole discretion. Pursuant to an addendum to the employment agreement, Mr. DiNapoli is entitled to a car allowance of $500 per month. In addition, Mr. DiNapoli is entitled to receive certain other benefits that Bancshares extends to all of its executive employees, such as life insurance, disability insurance, health, dental, vision and other insurance benefits and participation in the 401(k) plan.

In the event the employment of Mr. DiNapoli is terminated by 1st Century Bancshares for Cause (as defined in the employment agreement), Mr. DiNapoli is only entitled to base salary earned, paid time off accrued and unreimbursed business expenses, each through the date of termination. If Mr. DiNapoli is terminated without Cause or he terminates his employment for Good Reason (as defined in the employment agreement), Mr. DiNapoli will receive: (i) a lump sum payment equal to two times the amount of his highest base salary and annual bonus within the three-year period preceding the termination, (ii) a prorated bonus for the number of months worked during the year of termination, and (iii) Continuation Benefits until the earlier of (a) one year from the separation date, and (b) the date he receives comparable coverage from another employer.

For purposes of Mr. DiNapoli’s employment agreement, “Cause” and “Good Reason” have the same definition as described above for Mr. Rothenberg’s employment agreement.

In addition to what Mr. DiNapoli is entitled to in the event of termination for Cause, if his employment is terminated on account of permanent disability he will continue to receive his base salary then in effect for a period of one year and will also receive Continuation Benefits for a period of six months following the separation date. In addition to what Mr. DiNapoli is entitled to in the event of termination for Cause, if Mr. DiNapoli’s employment terminates due to his death, his estate shall be entitled to payment of any benefits pursuant to any life insurance policy, and any unvested shares of restricted stock shall immediately vest.

The employment agreement contains standard confidentiality and other business protection covenants. The employment agreement also contains a standard indemnification provision. In addition, Mr. DiNapoli may be entitled to a gross-up payment in the event he is subject to an excise tax under Section 4999 of the Internal Revenue Code as a result of payments made to him or for his benefit and such payments exceed 110% of his Code Section 280G “safe harbor” amount.

If the Merger is completed, Mr. DiNapoli will become subject to the terms of new employment arrangements pursuant to agreements entered into with MidFirst in connection with our entry into the Merger Agreement.

Equity Compensation Plans

1st Century Bancshares 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan (the “2005 Plan”) provides for the issuance of incentive stock options, restricted stock and performance shares to employees, directors and consultants. There were 1,200,000 shares of common stock reserved for issuance under the 2005 Equity Incentive Plan. Out of the reserved shares, 1,187,273 shares had been issued as of April 22, 2016. Stock options must be granted at an exercise price of not less than 100% of the fair market value of the shares on the date of the grant and have an exercise period of not longer than ten years. All awards granted under the 2005 Plan are subject to a vesting schedule determined by our Board of Directors. During the period of restriction, participants holding shares of restricted stock may exercise full voting rights and shall be entitled to receive all dividends and other distributions paid with respect to such shares. The restricted stock granted under this plan may not be sold, transferred, pledged, assigned, or otherwise alienated until expiration of the applicable period of restriction.

On May 8, 2013, our stockholders approved the 1st Century Bancshares, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). As a result of stockholder approval of the 2013 Plan, no further grants will be made under the 2005 Equity Incentive Plan, however this plan shall remain in effect with respect to restricted stock awards previously granted under the 2005 Plan.

1st Century Bancshares 2013 Equity Incentive Plan. The 2013 Plan provides for the issuance of incentive stock options, restricted stock and performance shares to employees, directors and consultants. There are 750,000 shares of common stock reserved for issuance under the 2013 Plan. Out of the reserved shares, 446,750 shares had been issued as of April 22, 2016. All awards granted under the 2013 Plan are subject to a vesting schedule determined by our Board of Directors. During the period of restriction, participants holding shares of restricted stock may exercise full voting rights and shall be entitled to receive all dividends and other distributions paid with respect to such shares. For restricted stock granted to our directors, officers, employees and consultants, in the event any restricted stockholder’s employment is terminated or the stockholder resigns as a director, officer, employee or consultant, all of such stockholder’s unvested restricted stock will be forfeited. The restricted stock granted under this plan is not assignable or transferable except by will or the laws of descent and distribution.

The following table details the amount of shares authorized and available under the 2005 Equity Incentive Plan and the 2013 Equity Incentive Plan as of December 31, 2015.

Stock Plan	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance

2005 Equity Incentive Plan	1,200,000	944,273	243,000	---

2013 Equity Incentive Plan	750,000	20,000	426,750	303,250

Potential Payments Upon Termination or Change-in-Control

1st Century Bancshares’ employment agreements with Alan I. Rothenberg and Jason P. DiNapoli contain separation and change-in-control payments, which are discussed in detail above under the heading “Employment and Certain Other Agreements and Employee Benefit Plans - Employment Arrangements” in this Proxy Statement.

On November 4, 2011, we entered into a severance agreement with Bradley S. Satenberg, our Executive Vice President and Chief Financial Officer. Pursuant to Mr. Satenberg’s severance agreement, in the event that Mr. Satenberg is terminated by 1st Century Bancshares for Cause (as that term is defined in Mr. Satenberg’s severance agreement), Mr. Satenberg is only entitled to base salary earned, paid time off accrued and unreimbursed business expenses, each through the date of termination. In addition to what Mr. Satenberg is entitled to in the event of termination for Cause, if he is terminated without Cause or he terminates his employment for Good Reason (as that term is defined in Mr. Satenberg’s severance agreement) within twelve (12) months of a Change in Control (as that term is defined in Mr. Satenberg’s severance agreement), Mr. Satenberg will receive: (i) a lump sum payment equal to fifteen (15) months of his highest base salary and annual bonus within the three-year period preceding the termination, (ii) a prorated bonus for the number of months worked during the year of termination, (iii) immediate vesting in any of the remaining unvested shares of restricted stock and/or options granted to him under any award agreements existing as of the effective date of the agreement or awarded thereafter, and (iv) Continuation Benefits until the earlier of one year from the date of separation and the date he receives comparable coverage from another employer (or a lump sum cash payment equal to the value of the Continuation Benefits in the event final regulations are issued by the U.S. Treasury Department, which prohibit the discriminatory payment of medical coverage). As a condition to the receipt of any of the foregoing post-termination payments and benefits (except in the case of termination for Cause), Mr. Satenberg is required to provide 1st Century Bancshares with a general release from any and all claims, known and unknown, that Mr. Satenberg may have against 1st Century Bancshares.

Our 2005 Equity Incentive Plan and our 2013 Plan contain provisions accelerating the vesting of options upon an event that would result in a change-in-control of 1st Century Bancshares. Under both the 2005 Plan and the 2013 Plan, unless an award is assumed or substituted by the successor corporation, all restricted stock becomes fully exercisable upon a change-in-control and the period of restriction lapses upon the change-in-control. As discussed above, upon the closing of the Merger, all outstanding restricted stock awards will become vested, free of any transfer restrictions and will be cancelled in exchange for the per share merger consideration with respect to each such share of outstanding restricted stock, pursuant to the terms of the Merger Agreement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of 1st Century shares as of April 22, 2016, at which time there were 10,336,884 1st Century shares outstanding. Ownership information is included for: (i) our directors and the named executive officers; (ii) all directors and executive officers as a group; and (iii) each person or entity known by us to beneficially own more than 5% of the 1st Century shares. Unless otherwise noted below, the business address of the persons listed is: 1st Century Bancshares, Inc., 1875 Century Park East, Suite 1400, Los Angeles, California 90067.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
William W. Brien, M.D.(3)	9,828	*
Dave Brooks(4)	287,495	2.78
Jason P. DiNapoli(5)	384,256	3.72
Eric M. George(3)	30,353	*
Alan D. Levy(3)	83,711	*
Robert A. Moore(3)	50,997	*
Barry D. Pressman, M.D.(3)	127,728	1.24
Alan I. Rothenberg(6)	885,639	8.57
Bradley S. Satenberg(7)	101,984	*
Nadine I. Watt(3)	37,269	*
Lewis N. Wolff(8)	185,119	1.79
Stanley R. Zax(3)	38,391	*
Directors and Executive Officers as a Group (13 persons)	2,355,030	22.78

*	Less than 1%

(1)

Except as otherwise noted, share amounts may include shares held by such person’s spouse (except where legally separated) and minor children, and by any other relative of such person who has the same home; shares held in “street name” for the benefit of such person; shares held by a family or retirement trust as to which such person is a trustee and/or primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an individual retirement account as to which such person has voting rights and investment power.

(2)	Based on 10,336,884 shares of common stock outstanding as of April 22, 2016.

(3)	Includes 2,000 shares of unvested restricted stock, which will vest upon earlier of the closing of the Merger or February 1, 2017.

(4)

Includes 2,000 shares of unvested restricted stock, which will vest upon earlier of the closing of the Merger or February 1, 2017, and 66,300 shares indirectly owned through an individual retirement account. Mr. Brooks has shared voting power with his spouse with respect to 36,226 shares.

(5)

Includes 142,500 shares of unvested restricted stock, 58,428 shares of common stock held by Mr. DiNapoli as custodian for his children and 46,616 shares of common stock held by a 401(k) plan. Mr. DiNapoli’s unvested 1st Century restricted shares will vest upon earlier of the closing of the Merger or the following dates: 15,000 shares vest in April 2016, 7,500 shares vest in May 2016, 7,500 shares vest in November 2016, 7,500 shares vest in April 2017, 7,500 shares vest in May 2017, 7,500 shares vest in April 2018, 22,500 shares vest in May 2018, 11,250 shares vest in May 2019, 11,250 shares vest in May 2020 and the remaining 45,000 vest in April 2021.

(6)

Includes 295,286 shares of common stock pledged as collateral for a loan, 60,225 shares of common stock held by the Alan Rothenberg Defined Benefit Pension Plan, 44,707 shares of common stock held by a 401(k) plan, 27,750 shares of common stock held by the Latham & Watkins Thrift & Profit Sharing Retirement Plan and 142,500 shares of unvested restricted stock, which will vest upon earlier of the closing of the Merger or the following dates: 15,000 shares vest in April 2016, 7,500 shares vest in May 2016, 7,500 shares vest in November 2016, 7,500 shares vest in April 2017, 7,500 shares vest in May 2017, 7,500 shares vest in April 2018, 22,500 shares vest in May 2018, 11,250 shares vest in May 2019, 11,250 shares vest in May 2020 and the remaining 45,000 vest in April 2021.

(7)

Includes 6,657 shares of common stock held by a 401(k) plan and 63,250 shares of unvested restricted stock which will vest upon earlier of the closing of the Merger or the following dates: 8,000 shares vest in April 2016, 7,500 shares vest in May 2016, 4,000 shares vest in April 2017, 3,750 shares vest in May 2017, 4,000 shares vest in April 2018, 7,500 shares vest in May 2018, 3,750 shares vest in May 2019, 3,750 shares vest in May 2020 and the remaining 21,000 vest in April 2021.

(8)

Includes 2,000 shares of unvested restricted stock, which will vest upon earlier of the closing of the Merger or February 1, 2017. Mr. Wolff has shared voting power with his spouse with respect to 50,000 shares.

Change in Control - Merger Agreement with Midland Financial Co.

As described in this Amendment under Explanatory Note, on March 10, 2016, 1st Century Bancshares entered into a Merger Agreement with Midland and Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into 1st Century Bancshares, with 1st Century Bancshares surviving the Merger as a wholly-owned subsidiary of Midland. Simultaneously with the Merger, 1st Century Bank will merge with and into MidFirst, with MidFirst surviving the Bank Merger. Immediately after the Merger and Bank Merger described above, 1st Century Bancshares, as the surviving corporation in the Merger, will merge with and into Midland, with Midland as the surviving corporation.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

There are no existing or proposed material transactions between us and any of our executive officers, directors, or beneficial owners of 5% or more of our Common Stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Since 1st Century Bancshares’ inception, it has leased office space for its main branch office and executive offices at 1875 Century Park East from 1875/1925 Century Park East Company, a California general partnership. Nadine Watt is President of Watt Properties, Inc., which indirectly owns a 40% interest in 1875/1925 Century Park East Company. Ms. Watt is a member of 1st Century Bancshares’ Board of Directors, as well as a member of its Compensation Committee. Ms. Watt joined the Board in May 2008. As of December 31, 2015, the remaining aggregate lease payments in connection with this lease were approximately $6.4 million. In the opinion of the Board of Directors, this transaction is in the best interests of 1st Century Bancshares and its stockholders and has occurred on terms comparable to those available from other lessors of similar real estate who have no relationship with 1st Century Bancshares.

Some of our directors and executive officers and members of their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with us in the ordinary course of business, and we anticipate having banking transactions with such persons in the future. In the opinion of our management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties of similar creditworthiness, and did not involve more than a normal risk of collectability or present other unfavorable features. At December 31, 2015, the total commitments were $3.6 million and the outstanding balances for these loans were $3.2 million. None of these loans are classified as nonaccrual, past due, restructured or potential problems.

The following is a summary of loan activity on such loans for the year ended December 31, 2015:

(in thousands)
Beginning Balance	$2,351
Credits granted	1,185
Repayments	(304)
Ending Balance	$3,232

1st Century Bancshares maintains a written Conflict of Interest/Code of Ethics Policy and Procedures (the “Policies and Procedures”). The Audit Committee is responsible for reviewing and recommending action to the Board of Directors with respect to any proposed material transactions with parties related to 1st Century Bancshares. The types of transactions covered by the Policies and Procedures include those that are covered by Item 404(a) of Regulation S-K, those that involve an outside influence that could result in the loss of objectivity by officers or employees regarding business conducted with customers or other third parties that provide services to 1st Century Bancshares, as well as those that involve any personal activity or investment by an officer or employee that may exploit their position at 1st Century Bancshares. Related parties include any of our directors and executive officers, any person known to own more than 5% of our Common Stock, the immediate family members of any of the foregoing persons, and any corporation or other entity in which the foregoing persons are employed or are a general partner, principal or owner of greater than 5% of the entity’s stock.

To identify related party transactions, we require our directors and officers to complete Director & Officer Questionnaires annually to disclose any transactions with us in which the officer or director, their immediate family members or related entities have an interest. We review related party transactions due to their potential to result in a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes or appears to interfere, in any way with the interests of 1st Century Bancshares. We require all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify a supervisor or to report such conflict to the Audit Committee. When presented with a transaction that may involve a conflict of interest, the Audit Committee considers the particular facts and circumstances, and if necessary takes appropriate action commensurate with the potential or apparent conflict of interest.

We expect our directors, officers and employees to act and make decisions that are in the best interests of 1st Century Bancshares, to avoid situations that present a conflict or potential conflict between the interests of 1st Century Bancshares and their own personal interests, and to avoid taking any action that may make it difficult for them to perform their duties, responsibilities and services to 1st Century Bancshares in an objective and fair manner.

We have no knowledge of any material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of our Common Stock, or any associate of any such director, officer, affiliate or stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Our Board of Directors consists of eleven members, nine of whom are independent within our director independence standards, which are consistent with the director independence standards of the NASDAQ Marketplace Rules. Based on these standards, our Board of Directors determined that each of the following non-employee directors is independent and has no relationship with us except as a director and stockholder and/or holder of awards issued under our 2005 Equity Incentive Plan and/or 2013 Equity Incentive Plan: Alan D. Levy, Barry D. Pressman, M.D., Dave Brooks, Eric M. George, Lewis N. Wolff, Nadine I. Watt, Robert A. Moore, Stanley R. Zax and William W. Brien.

Item 14.     Principal Accountant Fees and Services

The following table shows the fees paid or accrued by 1st Century Bancshares for the audit and other services provided by 1st Century Bancshares’ independent registered public accounting firm, Crowe Horwath LLP, for the years ended December 31, 2015 and 2014.

	December 31,
	2015	2014

Audit Fees	$180,000	$180,000
Audit-Related Fees	67,000	---
Tax Fees	---	---
All Other Fees	---	---
Total Fees	$247,000	$180,000

During the year ended December 31, 2015, Crowe Horwath LLP provided audit-related services in connection with 1st Century Bancshares Form S-1 that was filed with the SEC on September 25, 2015. The Audit Committee approves all services to be provided by independent registered public accountants prior to services being rendered (subject to the de minimus exception permitted by the Exchange Act). In determining the independence of Crowe Horwath LLP, the Audit Committee considered whether the provision of non-audit services is compatible with maintaining that independence. In accordance with the Audit Committee Charter, the Audit Committee pre-approves all auditing services and permitted non-audit services to be performed by the independent registered public accounting firm. During the approval process, the Audit Committee considers all of the auditing and non-auditing services provided by the independent registered public accounting firm.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

1.

Consolidated Financial Statements. The audited consolidated financial statements of the registrant as listed in the “Index to Consolidated Financial Statements” included in Item 8, Financial Statements and Supplementary Data, on page 41 of the Original Form 10-K Filing.

2.

Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.

Exhibits. The listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to 1st Century Bancshares, Inc., and payment of a reasonable fee.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer.	X

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2016.

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

Signature	Title	Date

/s/ William W. Brien.	Director	April 28, 2016
William W. Brien, M.D.

/s/ Dave Brooks.	Director	April 28, 2016
Dave Brooks

/s/ Jason P. DiNapoli.	President and Chief Operating Officer, Director	April 28, 2016
Jason P. DiNapoli

/s/ Eric M. George.	Director	April 28, 2016
Eric George

/s/ Alan D. Levy.	Director	April 28, 2016
Alan D. Levy

/s/ Robert A. Moore.	Director	April 28, 2016
Robert A. Moore

/s/ Barry D. Pressman.	Director	April 28, 2016
Barry D. Pressman, M.D.

/s/ Alan I. Rothenberg.	Chairman of the Board and Chief Executive Officer	April 28, 2016
Alan I. Rothenberg	(Principal Executive Officer)

/s/ Bradley S. Satenberg.	Executive Vice President and Chief Financial Officer	April 28, 2016
Bradley S. Satenberg	(Principal Financial and Accounting Officer)

/s/ Nadine I. Watt.	Director	April 28, 2016
Nadine I. Watt

/s/ Lewis N. Wolff.	Director	April 28, 2016
Lewis N. Wolff

/s/ Stanley R. Zax.	Director	April 28, 2016
Stanley R. Zax