Form 10-Q
period 2016-03-31
1st Century Bancshares, Inc.
filed 2016-05-05
CIK 1420525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

10,336,884 shares of common stock of the registrant were outstanding as of April 29, 2016.

1st Century Bancshares, Inc.

Quarterly Report on Form 10-Q

March 31, 2016

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed include, but are not limited to, the following: the risk that 1st Century stockholders do not approve the merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the response by stockholders to the merger; the failure to satisfy each of the conditions to the consummation of the merger, including but not limited to, the risk that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the merger on acceptable terms, or at all; risks related to disruption of management’s attention from 1st Century’s ongoing business operations due to the merger; the effect of the announcement of the merger on 1st Century’s relationships with its customers, suppliers, operating results and business generally; the risk that any announcements relating to the merger could have adverse effects on the market price of 1st Century’s common stock; the outcome of any legal proceedings related to the merger; risks related to employee retention as a result of the merger; the risk that the merger will not be consummated within the expected time period or at all; the impact of changes in interest rates; political instability; changes in the monetary policies of the U.S. Government; a renewed decline in economic conditions or continued sluggish growth; deterioration in the value of California real estate, both residential and commercial; an increase in the level of non-performing assets and charge-offs; further increased competition among financial institutions; the Company’s ability to continue to attract interest bearing deposits and quality loan customers; further government regulation, including regulations regarding capital requirements, and the implementation and costs associated with the same; internal and external fraud and cyber-security threats including the loss of bank or customer funds, loss of system functionality or the theft or loss of data; management’s ability to successfully manage the Company’s operations; and the other risks set forth in the Company’s reports filed with the U.S. Securities and Exchange Commission. For further discussion of these and other factors, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s 2015 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1. — Financial Statements

1st Century Bancshares, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Cash and due from banks	$11,071	$8,889
Interest earning deposits at other financial institutions	41,313	45,676
Total cash and cash equivalents	52,384	54,565
Investment securities — Available for Sale (“AFS”), at estimated fair value	72,464	74,010
Loans, net of allowance for loan losses of $9,161 and $8,961 at March 31, 2016 and December 31, 2015, respectively	600,021	589,472
Premises and equipment, net	1,690	1,627
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	5,022	4,915
Accrued interest and other assets	7,896	7,361
Total Assets	$739,477	$731,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$383,486	$362,451
Interest bearing deposits:
Interest bearing checking (“NOW”)	36,385	32,406
Money market deposits and savings	187,381	155,572
Certificates of deposit less than $250	1,199	1,243
Certificates of deposit of $250 or greater	46,506	46,505
Total deposits	654,957	598,177
Other borrowings	15,000	65,000
Accrued interest and other liabilities	3,568	3,870
Total Liabilities	673,525	667,047

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value — 10,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 12,673,633 and 12,655,633 issued at March 31, 2016 and December 31, 2015, respectively	127	127
Additional paid-in capital	75,668	75,396
Retained earnings	1,151	878
Accumulated other comprehensive income	515	11
Treasury stock at cost — 2,336,749 shares at both March 31, 2016 and December 31, 2015	(11,509)	(11,509)
Total Stockholders’ Equity	65,952	64,903
Total Liabilities and Stockholders’ Equity	$739,477	$731,950

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest and fee income on:
Loans	$6,534	$4,717
Investments	331	347
Other	113	114
Total interest and fee income	6,978	5,178

Interest expense on:
Deposits	139	110
Borrowings	57	48
Total interest expense	196	158
Net interest income	6,782	5,020

Provision for loan losses	200	150
Net interest income after provision for loan losses	6,582	4,870

Non-interest income:
Gain on sale of AFS investment securities	—	75
Other operating income	198	155
Total non-interest income	198	230
Non-interest expenses:
Compensation and benefits	3,038	2,695
Occupancy	460	475
Professional fees	340	178
Technology	299	230
Marketing	126	101
FDIC assessments	111	95
Merger related expenses	861	—
Form S-1 related expenses	268	—
Other operating expenses	795	765
Total non-interest expenses	6,298	4,539
Income before income taxes	482	561
Income tax provision	209	246
Net income	273	315

Other Comprehensive Income:
Net change in unrealized gains on AFS investments, net of tax	504	317
Comprehensive Income	$777	$632

Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock			Retained Earnings	Accumulated Other	Treasury Stock		Total
	Issued		Additional	(Accumulated	Comprehensive	Number of		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit)	Income	Shares	Amount	Equity
Balance at December 31, 2014	12,129,310	$121	$71,736	$(1,675)	$162	(1,988,869)	$(8,651)	$61,693
Restricted stock issued	26,000	1	(1)	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	224	—	—	—	—	224
Net income	—	—	—	315	—	—	—	315
Other comprehensive income	—	—	—	—	317	—	—	317
Balance at March 31, 2015	12,155,310	$122	$71,959	$(1,360)	$479	(1,988,869)	$(8,651)	$62,549

Balance at December 31, 2015	12,655,633	$127	$75,396	$878	$11	(2,336,749)	$(11,509)	$64,903
Restricted stock issued	18,000	—	—	—	—	—	—	—
Compensation expense associated with restricted stock awards, net of estimated forfeitures	—	—	272	—	—	—	—	272
Net income	—	—	—	273	—	—	—	273
Other comprehensive income	—	—	—	—	504	—	—	504
Balance at March 31, 2016	12,673,633	$127	$75,668	$1,151	$515	(2,336,749)	$(11,509)	$65,952

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$273	$315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	132	152
Amortization of premiums on investment securities, net	120	156
Provision for loan losses	200	150
Amortization of deferred loan fees and costs, net	17	6
Gain on sale of AFS investment securities	—	(75)
Non-cash stock compensation, net of forfeitures	272	224
(Increase) decrease in accrued interest and other assets	(888)	291
Decrease in accrued interest and other liabilities	(302)	(548)
Net cash (used in) provided by operating activities	(176)	671
Cash flows from investing activities:
Activities in AFS investment securities:
Purchases	—	(2,010)
Maturities and principal reductions	2,283	3,195
Proceeds from sale of securities	—	5,983
Increase in loans, net	(10,766)	(36,992)
Purchase of premises and equipment	(195)	(332)
Purchase of FRB stock	(107)	—
Net cash used in investing activities	(8,785)	(30,156)
Cash flows from financing activities:
Net increase in deposits	56,780	31,124
Repayment of other short-term borrowings	(50,000)	—
Net cash provided by financing activities	6,780	31,124
(Decrease) increase in cash and cash equivalents	(2,181)	1,639
Cash and cash equivalents, beginning of period	54,565	58,464
Cash and cash equivalents, end of period	$52,384	$60,103

Supplemental cash flow information:
Cash paid during the period for:
Interest	$183	$170
Income taxes	$1,700	$140

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1st Century Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Nature of Operations

1st Century Bancshares, Inc., a Delaware corporation (“Bancshares”) is a bank holding company with one subsidiary, 1st Century Bank, National Association (the “Bank”). The Bank commenced operations on March 1, 2004 in the State of California operating under the laws of a national association regulated by the Office of the Comptroller of the Currency (the “OCC”). The Bank is a commercial bank that focuses on closely held and family owned businesses and their employees, professional service firms, real estate professionals and investors, the legal, accounting and medical professions, and small and medium-sized businesses and individuals principally in Los Angeles County. The Bank provides a wide range of banking services to meet the financial needs of the local residential community, with an orientation primarily directed toward owners and employees of the Bank’s business client base. The Bank is subject to both the regulations of and periodic examinations by the OCC, which is the Bank’s federal regulatory agency. Bancshares and the Bank are collectively referred to herein as “the Company.”

Proposed Merger with Midland Financial Co.

On March 10, 2016, Bancshares entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Midland Financial Co., an Oklahoma corporation (“Midland”), and MC 2016 Corp., a Delaware corporation and wholly-owned subsidiary of Midland (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into Bancshares, with Bancshares surviving the Merger as a wholly-owned subsidiary of Midland. Simultaneously with the Merger, the Bank will merge (the “Bank Merger”) with and into MidFirst Bank, a federally-chartered savings association and a wholly-owned subsidiary of Midland (“MidFirst”), with MidFirst surviving the Bank Merger. Immediately after the Merger and Bank Merger described above, Bancshares, as the surviving corporation in the Merger, will merge with and into Midland, with Midland as the surviving corporation.

Subject to the terms and conditions set forth in the Merger Agreement, upon consummation of the Merger, each outstanding share of Bancshares common stock, par value $0.01 per share, excluding shares owned by Midland, Bancshares or either of their subsidiaries (subject to certain exceptions) or shares owned by stockholders who have validly made and not effectively withdrawn a demand for appraisal rights, will be converted into the right to receive $11.22 in cash.

Completion of the Merger is subject to certain closing conditions, including approval by Bancshares’ stockholders and the receipt of certain required regulatory approvals. Midland and Bancshares currently expect that the Merger will be completed during the second half of 2016 or sooner. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the Merger being completed at a different time or not at all. The Company recorded $861,000 in merger-related expenses during the three months ended March 31, 2016.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and comprehensive income, changes in stockholders’ equity and cash flows for the interim period presented. These unaudited consolidated financial statements have been prepared on a basis consistent with, and should be read in conjunction with, the audited consolidated financial statements as of and for the year ended December 31, 2015, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, under the Securities and Exchange Act of 1934, (the “Exchange Act”). The unaudited consolidated financial statements include the accounts of Bancshares and the Bank. All intercompany accounts and transactions have been eliminated.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2016.

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

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

The Bank is a member of the Federal Reserve System (“FRB”). FRB stock is carried at cost and is considered a nonmarketable equity security. Cash dividends from the FRB are reported as interest income on an accrual basis.

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

At March 31, 2016 and December 31, 2015, the Company did not have any tax benefits disallowed under accounting standards for uncertainties in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. If applicable, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is determined by dividing net income by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net income by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Potential dilutive common shares related to outstanding stock options and restricted stock are determined using the treasury stock method. For the three months ended March 31, 2016 and 2015, there were none and 350,073, respectively, of weighted average stock options that were excluded from the diluted earnings per share calculation due to their antidilutive impact. For the three months ended March 31, 2016 and 2015, there were 11,868 and 17,044, respectively, of weighted average restricted shares that were excluded from the diluted earnings per share calculation due to their antidilutive impact.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net income	$273	$315
Average number of common shares outstanding	9,662,321	9,537,677
Effect of dilution of restricted stock	300,539	266,656
Average number of common shares outstanding used to calculate diluted earnings per common share	9,962,860	9,804,333

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt regarding an organization’s ability to continue as a going concern. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14). On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2015-14 on its financial statements and disclosures, if any.

Effective January 2016, the Company prospectively adopted ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting or Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The adoption of ASU 2015-05 did not have a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument (a novation) that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. Public business entities have the option to apply this ASU on a prospective basis or a modified retrospective basis. It is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company intends to apply this guidance prospectively and does not expect it to have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies the steps required to determine if an embedded derivative should be bifurcated from a host contract in order to resolve diversity in practice. For public business entities, this ASU will be applied on a modified retrospective basis for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is currently evaluating the effects of ASU 2016-06 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 was issued as part of the FASB’s initiative to identify, evaluate and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining the usefulness of the information in the financial statements. ASU 2016-07 eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership or degree of influence. For public business entities, this ASU will be applied on a prospective basis for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2016-06 to have a material impact on its financial statements or disclosures

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). ASU 2016-08 clarifies the implementation guidance in ASU 2014-09, Revenue from Contracts with Customers, on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2014-09 and ASU 2016-08 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued.

(2)	Investments

The following is a summary of the investments categorized as Available for Sale at March 31, 2016 and December 31, 2015:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
At March 31, 2016:
Investments — Available for Sale
U.S. Treasuries and Government Agencies	$34,410	$676	$—	$35,086
Residential Mortgage-Backed Securities	37,179	264	(65)	37,378
Total	$71,589	$940	$(65)	$72,464
At December 31, 2015:
Investments — Available for Sale
U.S Treasuries and Government Agencies	$34,417	$184	$(2)	$34,599
Residential Mortgage-Backed Securities	39,575	116	(280)	39,411
Total	$73,992	$300	$(282)	$74,010

The Company did not have any investment securities categorized as “Held to Maturity” or “Trading” at March 31, 2016 or December 31, 2015. At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer other than the U.S. government or its agencies, in an amount greater than 10% of shareholders’ equity.

Additionally, at March 31, 2016 and December 31, 2015, the fair value of securities pledged to the State of California Treasurer’s Office to secure their deposits was $54.7 million and $55.9 million, respectively. Deposits from the State of California were $46.0 million at both March 31, 2016 and December 31, 2015.

The following table summarizes the fair value of AFS securities and the weighted average yield of investment securities by contractual maturity at March 31, 2016. Residential mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The weighted average life of these securities was 3.26 years at March 31, 2016.

(dollars in thousands)

Available for Sale	1 Year or Less	Weighted Average Yield	After 1 Through 5 Years	Weighted Average Yield	After 5 Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
U.S. Treasuries and Government Agencies	$—	—%	$30,689	1.86%	$4,397	2.08%	$—	—%	$35,086	1.89%
Residential Mortgage-Backed Securities	—	—	748	3.40	20,894	1.62	15,736	1.92	37,378	1.78
Total	$—	—%	$31,437	1.90%	$25,291	1.70%	$15,736	1.92%	$72,464	1.83%

A total of 10 and 31 securities had unrealized losses at March 31, 2016 and December 31, 2015, respectively. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months or More
(in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2016:
Investments-Available for Sale
Residential Mortgage-Backed Securities	$(27)	$6,488	$(38)	$4,018
At December 31, 2015:
Investments-Available for Sale
U.S Treasuries and Government Agencies	$(2)	$3,995	$—	$—
Residential Mortgage-Backed Securities	(205)	23,942	(75)	4,221

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance provide the basis for it to conclude that its impaired securities are not other-than-temporarily impaired. In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position. As a result of its analyses, the Company determined at March 31, 2016 and December 31, 2015 that the unrealized losses on its securities portfolio on which impairments had not been recognized are temporary.

There were no securities sold during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company sold available for sale investment securities with an amortized cost of $5.9 million resulting in realized gains of $75,000.

(3)	Loans, Allowance for Loan Losses, and Non-Performing Assets

Loans

The categories of loans listed below are grouped in accordance with the primary purpose of the loans, but in the aggregate 85.0% and 83.7% of all loans are secured by real estate at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
(dollars in thousands)	Outstanding	of Total	Outstanding	of Total
Commercial (1)	$113,048	18.6%	$112,861	18.9%
Commercial real estate	266,037	43.7%	259,013	43.3%
Residential	124,199	20.4%	127,367	21.3%
Land and construction	65,091	10.7%	59,808	10.0%
Consumer and other (2)	40,513	6.6%	39,058	6.5%
Loans, gross	608,888	100.0%	598,107	100.0%
Net deferred costs	294		326
Less — allowance for loan losses	(9,161)		(8,961)
Loans, net	$600,021		$589,472

(1)	Unsecured commercial loan balances were $33.4 million and $34.4 million at March 31, 2016 and December 31, 2015, respectively.
(2)	Unsecured consumer and other loan balances were $10.3 million and $10.6 million at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, substantially all of the Company’s loan customers were located in Southern California.

Allowance for Loan Losses and Recorded Investment in Loans

The following is a summary of activities for the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2016 and 2015:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2016:
Allowance for loan losses:
Beginning balance	$1,807	$4,580	$907	$1,146	$521	$8,961
Provision for loan losses	—	115	(15)	100	—	200
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Ending balance	$1,807	$4,695	$892	$1,246	$521	$9,161
As of March 31, 2016:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,772	4,695	892	1,246	521	9,126
Total	$1,807	$4,695	$892	$1,246	$521	$9,161
Loans:
Ending balance: individually evaluated for impairment	$712	$—	$—	$—	$46	$758
Ending balance: collectively evaluated for impairment	112,336	266,037	124,199	65,091	40,467	608,130
Total	$113,048	$266,037	$124,199	$65,091	$40,513	$608,888
Three Months Ended March 31, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	—	10	100	40	150
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,768	$3,825	$757	$916	$499	$7,765
As of March 31, 2015:
Ending balance: individually evaluated for impairment	$20	$—	$—	$—	$—	$20
Ending balance: collectively evaluated for impairment	1,748	3,825	757	916	499	7,745
Total	$1,768	$3,825	$757	$916	$499	$7,765
Loans:
Ending balance: individually evaluated for impairment	$632	$—	$—	$—	$49	$681
Ending balance: collectively evaluated for impairment	98,347	201,375	101,303	46,116	31,989	479,130
Total	$98,979	$201,375	$101,303	$46,116	$32,038	$479,811

The following is a summary of the allowance for loan losses and recorded investment in loans as of December 31, 2015:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$35	$—	$—	$—	$—	$35
Ending balance: collectively evaluated for impairment	1,772	4,580	907	1,146	521	8,926
Total	$1,807	$4,580	$907	$1,146	$521	$8,961
Loans:
Ending balance: individually evaluated for impairment	$712	$—	$—	$—	$47	$759
Ending balance: collectively evaluated for impairment	112,149	259,013	127,367	59,808	39,011	597,348
Total	$112,861	$259,013	$127,367	$59,808	$39,058	$598,107

In addition to the allowance for loan losses, the Company also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by product type. These classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Provision for credit losses related to unfunded lending commitments is reported in other operating expenses in the unaudited Consolidated Statements of Operations and Comprehensive Income. The allowance held for unfunded lending commitments is reported in accrued interest and other liabilities within the accompanying Consolidated Balance Sheets, and not as part of the allowance for loan losses in the above tables. As of March 31, 2016 and December 31, 2015, the allowance for unfunded lending commitments was $395,000 and $345,000, respectively, and is primarily related to $160.7 million and $159.9 million in commitments to extend credit to customers and $3.1 million and $3.2 million in standby/commercial letters of credit at March 31, 2016 and December 31, 2015, respectively.

Non-Performing Assets

The following table presents an aging analysis of the recorded investment of past due loans as of March 31, 2016 and December 31, 2015. Payment activity is reviewed by management on a monthly basis to determine the performance of each loan. Loans are considered to be non-performing when a loan is greater than 90 days delinquent. Loans that are 90 days or more past due may still accrue interest if they are well-secured and in the process of collection. There were no additions to non-performing loans during the three months ended March 31, 2016 and 2015. Non-performing loans represented 0.12% of total loans at both March 31, 2016 and December 31, 2015. There were no accruing loans past due 90 days or more at March 31, 2016 and December 31, 2015.

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total
As of March 31, 2016:
Commercial	$—	$—	$712	$712	$112,336	$113,048
Commercial real estate	—	—	—	—	266,037	266,037
Residential	—	—	—	—	124,199	124,199
Land and construction	—	—	—	—	65,091	65,091
Consumer and other	—	—	—	—	40,513	40,513
Totals	$—	$—	$712	$712	$608,176	$608,888
As of December 31, 2015:
Commercial	$—	$—	$712	$712	$112,149	$112,861
Commercial real estate	—	—	—	—	259,013	259,013
Residential	—	—	—	—	127,367	127,367
Land and construction	—	—	—	—	59,808	59,808
Consumer and other	—	—	—	—	39,058	39,058
Totals	$—	$—	$712	$712	$597,395	$598,107

The following table sets forth non-accrual loans and other real estate owned at March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual loans:
Commercial	$712	$712
Total non-accrual loans	712	712
Total non-performing assets	$712	$712

Non-performing assets to gross loans and OREO	0.12%	0.12%
Non-performing assets to total assets	0.10%	0.10%

Credit Quality Indicators

The following table represents the credit exposure by internally assigned grades at March 31, 2016 and December 31, 2015. This grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements in accordance with the loan terms. The Company’s internal credit risk grading system is based on management’s experiences with similarly graded loans. Credit risk grades are reassessed each quarter based on any recent developments potentially impacting the creditworthiness of the borrower, as well as other external statistics and factors, which may affect the risk characteristics of the respective loan.

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

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other
As of March 31, 2016:
Grade:
Pass	$112,164	$266,037	$124,199	$65,091	$40,467
Special Mention	172	—	—	—	—
Substandard	712	—	—	—	46
Total	$113,048	$266,037	$124,199	$65,091	$40,513
As of December 31, 2015:
Grade:
Pass	$111,970	$259,013	$127,367	$59,808	$39,011
Special Mention	179	—	—	—	—
Substandard	712	—	—	—	47
Total	$112,861	$259,013	$127,367	$59,808	$39,058

There were no loans assigned to the Doubtful or Loss grade as of March 31, 2016 and December 31, 2015.

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

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
As of and for the three months ended March 31, 2016:
With no related allowance recorded:
Commercial	$572	$848	$—	$572
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	46	46	—	47
With an allowance recorded:
Commercial	$140	$155	$35	$140
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$712	$1,003	$35	$712
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$46	$46	$—	$47
As of and for the year ended December 31, 2015:
With no related allowance recorded:
Commercial	$572	$848	$—	$572
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	47	47	—	48
With an allowance recorded:
Commercial	$140	$155	$35	$107
Commercial real estate	—	—	—	—
Residential	—	—	—	—
Land and construction	—	—	—	—
Consumer and other	—	—	—	—
Totals:
Commercial	$712	$1,003	$35	$679
Commercial real estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—
Land and construction	$—	$—	$—	$—
Consumer and other	$47	$47	$—	$48

During the three months ended March 31, 2016, the average balance of impaired loans was $759,000, compared to $681,000 for the same period last year. As of both March 31, 2016 and December 31, 2015, there were $712,000 of impaired loans on non-accrual status. For both the three months ended March 31, 2016 and 2015, interest income recognized on impaired loans subsequent to their classification as impaired was $1,000. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

Troubled Debt Restructurings

There were no troubled debt restructurings during the three months ended March 31, 2016 and 2015. The impact on the Company’s determination of the allowance for loan losses related to troubled debt restructurings was not material and resulted in no charge-offs during the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, there were no defaults recorded on any loans that were modified as troubled debt restructurings during the preceding twelve months. A troubled debt restructuring is considered to be in default once it becomes 60 days or more past due following a modification.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2016 and December 31, 2015 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	March 31, 2016		December 31, 2015
(in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging interest rate derivatives:
Commercial loan interest rate swaps	$2,019	$(57)	$2,032	$(30)
Commercial loan interest rate swaps	$(2,019)	$57	$(2,032)	$30

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2016 and December 31, 2015 were as follow:

	March 31, 2016 Weighted-Average		December 31, 2015 Weighted-Average
	Interest Rate Paid	Interest Rate Received	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	3.68%	4.96%	3.68%	4.96%
Non-hedging interest rate swaps	4.96%	3.68%	4.96%	3.68%

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

Comprehensive income, which includes net income and the net change in unrealized gains on investment securities available for sale, is presented below:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$273	$315
Other comprehensive income:
Increase in net unrealized gains on investment securities available for sale, net of tax expense of $353 and $252 for the three months ended March 31, 2016 and 2015, respectively	504	361
Reclassification for net gains included in earnings, net of tax expense of none and $31 for the three months ended March 31, 2016 and 2015, respectively	—	(44)
Comprehensive income	$777	$632

Reclassification adjustments of none and $75,000 for the three months ended March 31, 2016 and 2015, respectively, are included in non-interest income within the unaudited Consolidated Statements of Operations and Comprehensive Income. Income tax expense associated with these reclassification adjustments for the three months ended March 31, 2016 and 2015 were none and $31,000, respectively, and is included in income tax provision within the unaudited Consolidated Statements of Operations and Comprehensive Income.

Activity of investment securities available for sale included in accumulated other comprehensive income, net of tax, is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Beginning balance	$11	$162
Other comprehensive income before reclassifications	504	361
Amounts reclassified from accumulated other comprehensive income	—	(44)
Net other comprehensive income	504	317
Ending balance	$515	$479

(6)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment at March 31, 2016 and December 31, 2015 are comprised of the following:

(in thousands)	March 31, 2016	December 31, 2015
Leasehold improvements	$1,901	$1,881
Furniture & equipment	3,218	3,150
Software	978	871
Total	6,097	5,902
Accumulated depreciation	(4,407)	(4,275)
Premises and equipment, net	$1,690	$1,627

Depreciation and amortization included in occupancy expense was $132,000 and $152,000 for the three months ended March 31, 2016 and 2015, respectively.

(7)	Deposits

The following table reflects the summary of deposit categories by dollar and percentage at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$383,486	58.6%	$362,451	60.6%
Interest bearing checking	36,385	5.5%	32,406	5.4%
Money market deposits and savings	187,381	28.6%	155,572	26.0%
Certificates of deposit	47,705	7.3%	47,748	8.0%
Total	$654,957	100.0%	$598,177	100.0%

At March 31, 2016, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.0% of total deposits. The deposits outstanding at March 31, 2016 are scheduled to mature in the second quarter of 2016. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2015, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.7% of total deposits. The Company was required to pledge $50.6 million of investment securities at both March 31, 2016 and December 31, 2015, in connection with these certificates of deposit.

The aggregate amount of certificates of deposit of $250,000 or greater was $46.5 million at both March 31, 2016 and December 31, 2015. At March 31, 2016, all certificates of deposit of $250,000 or greater, including deposit accounts with the State of California Treasurer’s Office and Certificate of Deposit Account Registry System (“CDARS”), were scheduled to mature in six months or less.

The table below sets forth the range of interest rates, amount and remaining maturities of the certificates of deposit at March 31, 2016.

(in thousands)			Six months and less	Greater than six months through one year	Greater than one year
0.00%	to	0.99%	$47,422	$186	$69
1.00%	to	1.99%	—	—	28
Total			$47,422	$186	$97

(8)	Other Borrowings

At March 31, 2016 and December 31, 2015, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $183.0 million and $180.0 million, respectively. The Company had $15.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at both March 31, 2016 and December 31, 2015. The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2016. During the three months ended March 31, 2016, the Company had an average short-term borrowing balance of $4.0 million under this credit facility, incurring $6,000 in interest expense during this period. At December 31, 2015, the Company had a $50.0 million overnight borrowing outstanding under this borrowing/credit facility at an interest rate of 0.27%. The Company did not incur any material interest expense in connection with this borrowing and it was repaid in January 2016.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2016 and December 31, 2015 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$15,000	$15,000

At March 31, 2016 and December 31, 2015, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of both March 31, 2016 and December 31, 2015, the Company had pledged $2.3 million, of investments related to these lines of credit.

(9)	Commitments and Contingencies

Commitments to Extend Credit

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby/commercial letters of credit and guarantees on revolving credit card limits. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company had $160.7 million and $159.9 million in commitments to extend credit to customers and $3.1 million and $3.2 million in standby/commercial letters of credit at March 31, 2016 and December 31, 2015, respectively. The Company also guarantees the outstanding balance on credit cards offered at the Company, but underwritten by another financial institution. The outstanding balances on these credit cards were $105,000 and $82,000 as of March 31, 2016 and December 31, 2015, respectively.

Lease Commitments

The Company leases office premises under three operating leases that will expire in December 2018, May 2019 and June 2024, respectively. Rental expense, which is included in occupancy expense, was $265,000 and $266,000 for the three months ended March 31, 2016 and 2015, respectively.

The projected minimum rental payments under the term of the leases at March 31, 2016 are as follows (in thousands):

Years ending December 31,
2016 (April-December)	$742
2017	1,015
2018	1,046
2019	834
2020	760
Thereafter	2,840
Total	$7,237

Litigation

The Company from time to time is party to lawsuits, which arise out of the normal course of business. At March 31, 2016 and December 31, 2015, the Company did not have any litigation that management believes will have a material impact on the Consolidated Balance Sheets or unaudited Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock

The following table sets forth the Company’s future restricted stock expense, net of estimated forfeitures (in thousands).

Years ending December 31,
2016 (April-December)	$712
2017	582
2018	351
2019	200
2020	137
Thereafter	30
Total	$2,012

(
10)	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$35,086	$3,973	$31,113	$—
Residential Mortgage-Backed Securities	37,378	—	37,378	—
Derivative Assets – Interest Rate Swaps	57	—	57	—
Derivative Liabilities – Interest Rate Swaps	57	—	57	—
At December 31, 2015:
Investments-Available for Sale
U.S. Treasuries and Government Agencies	$34,599	$3,910	$30,689	$—
Residential Mortgage-Backed Securities	39,411	—	39,411	—
Derivative Assets – Interest Rate Swaps	30	—	30	—
Derivative Liabilities – Interest Rate Swaps	30	—	30	—

AFS securities — As of March 31, 2016 and December 31, 2015, the Level 2 fair value of the Company’s residential mortgage-backed securities was $37.4 million and $39.4 million, respectively. These securities consist primarily of agency mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The underlying loans for these securities are residential mortgages that were primarily originated beginning in the year of 2005 through 2014. These loans are geographically dispersed throughout the United States. At March 31, 2016 and December 31, 2015, the weighted average yield and weighted average life of these securities were 1.78% and 1.79%, respectively, and 3.26 years and 3.36 years, respectively.

The valuation for investment securities utilizing Level 2 inputs were primarily determined by quotes received from an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. There were no transfers into or out of Level 1 or 2 measurements during the three months ended March 31, 2016 and 2015.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016:
Impaired loans
Commercial	$677	$—	$—	$677
At December 31, 2015:
Impaired loans
Commercial	$677	$—	$—	$677

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

The estimated fair value and carrying amounts of the financial instruments at March 31, 2016 and December 31, 2015 are as follows:

	Carrying	Fair Value Measurements Using
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Assets
Cash and cash equivalents	$52,384	$52,384	$—	$—	$52,384
Investment securities	72,464	3,973	68,491	—	72,464
FRB stock	1,855	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	600,021	—	—	598,690	598,690
Non-hedging interest rate swaps	57	—	57	—	57
Accrued interest receivable	1,800	1,800	—	—	1,800
Liabilities
Non-interest bearing deposits	$383,486	$383,486	$—	$—	$383,486
Interest bearing deposits	271,471	223,766	47,705	—	271,471
Other borrowings	15,000	—	15,026	—	15,026
Non-hedging interest rate swaps	57	—	57	—	57
Accrued interest payable	36	36	—	—	36
As of December 31, 2015
Assets
Cash and cash equivalents	$54,565	$54,565	$—	$—	$54,565
Investment securities	74,010	3,910	70,100	—	74,010
FRB stock	1,748	—	—	—	N/A
FHLB stock	3,167	—	—	—	N/A
Loans, net	589,472	—	—	587,530	587,530
Non-hedging interest rate swaps	30	—	30	—	30
Accrued interest receivable	1,692	1,692	—	—	1,692
Liabilities
Non-interest bearing deposits	$362,451	$362,451	$—	$—	$362,451
Interest bearing deposits	235,726	187,978	47,748	—	235,726
Other borrowings	65,000	—	64,983	—	64,983
Non-hedging interest rate swaps	30	—	30	—	30
Accrued interest payable	23	23	—	—	23

(12)	Non-Interest Income

The following table summarizes the information regarding non-interest income for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(in thousands)	2016	2015
Gain on sale of AFS investment securities	$—	$75
Service charges and other operating income	198	155
Total non-interest income	$198	$230

(13)	Stock-Based Compensation

On May 8, 2013, the stockholders of the Company approved the Company’s 2013 Equity Incentive Plan (the “Plan”), which provides for the grant of up to 750,000 shares of Common Stock to employees, including officers and directors, non-employee directors and consultants. Stock options, stock appreciation rights, restricted stock and other stock awards, and restricted stock units are all available for grant pursuant to the terms and conditions of the Plan. The Plan was established to consolidate and replace all other previous stock plans and the remaining shares available for grant under these previous plans were cancelled.

Prior to the approval of the Plan, the Company granted restricted stock awards to directors and employees under the 2005 Equity Incentive Plan. Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and the fair value at the grant date is amortized over the requisite service period.

Non-cash stock compensation expense recognized in the unaudited Consolidated Statements of Operations and Comprehensive Income related to the restricted stock awards, net of estimated forfeitures, was $272,000 and $224,000 for the three months ended March 31, 2016 and 2015, respectively. The fair value of restricted stock awards that vested was $130,000 and $145,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table reflects a combined summary of the activities related to restricted stock awards outstanding for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016		2015
Restricted Shares	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Beginning balance	669,750	$6.56	615,875	$5.92
Granted	18,000	7.50	26,000	6.50
Vested	(20,000)	6.50	(20,000)	7.24
Forfeited and surrendered	—	—	—	—
Ending balance	667,750	$6.59	621,875	$5.90

The Company recognizes compensation expense for stock options by amortizing the fair value at the grant date over the service, or vesting period.

There have been no options granted, exercised or outstanding under the Director and Employee Stock Option Plan as of and for the three months ended March 31, 2016. There were no options granted or exercised under the Director and Employee Stock Option Plan for the three months ended March 31, 2015. The remaining contractual life of the Director and Employee Stock Options outstanding was 0.34 years at March 31, 2015. All options under the Directors and Employee Stock Option Plan were exercisable at March 31, 2015. At March 31, 2015, the weighted average exercise price of the 350,073 shares outstanding under the Director and Employee Stock Option Plan was $8.06. During the year ended December 31, 2015, 42,500 of unexercised option under the plan expired and were automatically cancelled. The weighted average exercise price of the cancelled options was $8.40 per share.

The following tables detail the amount of shares authorized and available under all stock plans as of March 31, 2016:

	Shares Reserved	Less Shares Previously Exercised/Vested	Less Shares Outstanding	Total Shares Available for Future Issuance
2004 Founder Stock Option Plan	150,000	121,900	—	—

Director and Employee Stock Option Plan	1,434,000	1,220,097	—	—

2005 Equity Incentive Plan	1,200,000	944,273	243,000	—

2013 Equity Incentive Plan	750,000	40,000	424,750	285,250

(14)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2015, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as a “well-capitalized” financial institution, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Company’s and the Bank’s capital ratios as of March 31, 2016 and December 31, 2015 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well-Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total Risk-Based Capital Ratio	$73,675	11.20%	$73,173	11.13%	$52,618	8.00%	$65,772	10.00%
Tier 1 Risk-Based Capital Ratio	$65,437	9.95%	$64,935	9.87%	$39,464	6.00%	$52,618	8.00%
Common Equity Tier 1 Capital Ratio	$65,437	9.95%	$64,935	9.87%	$29,598	4.50%	$42,752	6.50%
Tier 1 Leverage Ratio	$65,437	9.22%	$64,935	9.14%	$28,401	4.00%	$35,523	5.00%
December 31, 2015:
Total Risk-Based Capital Ratio	$73,029	11.24%	$72,520	11.16%	$51,992	8.00%	$64,989	10.00%
Tier 1 Risk-Based Capital Ratio	$64,891	9.98%	$64,381	9.91%	$38,994	6.00%	$51,991	8.00%
Common Equity Tier 1 Capital Ratio	$64,891	9.98%	$64,381	9.91%	$29,245	4.50%	$42,243	6.50%
Tier 1 Leverage Ratio	$64,891	9.00%	$64,381	8.92%	$28,852	4.00%	$36,078	5.00%

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5%. The new rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. During 2016, the phased-in portion of the capital conservation buffer is 0.625%. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments, excluding trust preferred securities, mortgage servicing rights and certain deferred tax assets, and including unrealized gains and losses on available for sale debt and equity securities. On July 9, 2013, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

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

Proposed Merger with Midland Financial Co.

On March 10, 2016, Bancshares entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Midland Financial Co., an Oklahoma corporation (“Midland”), and MC 2016 Corp., a Delaware corporation and wholly-owned subsidiary of Midland (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into Bancshares, with Bancshares surviving the Merger as a wholly-owned subsidiary of Midland. Simultaneously with the Merger, 1st Century Bank will merge (the “Bank Merger”) with and into MidFirst Bank, a federally-chartered savings association and a wholly-owned subsidiary of Midland (“MidFirst”), with MidFirst surviving the Bank Merger. Immediately after the Merger and Bank Merger described above, Bancshares, as the surviving corporation in the Merger, will merge with and into Midland, with Midland as the surviving corporation.

Subject to the terms and conditions set forth in the Merger Agreement, upon consummation of the Merger, each outstanding share of Bancshares common stock, par value $0.01 per share, excluding shares owned by Midland, Bancshares or either of their subsidiaries (subject to certain exceptions) or shares owned by stockholders who have validly made and not effectively withdrawn a demand for appraisal rights, will be converted into the right to receive $11.22 in cash.

In addition, each share of Bancshares common stock subject to vesting, repurchase, transfer or other lapse restrictions pursuant to any of our benefit plans that is outstanding immediately prior to the effective time of the Merger will vest in full and become free of such restrictions and any repurchase right will lapse, and the holder thereof will be entitled to receive $11.22 in cash with respect to each such restricted share.

Consummation of the Merger is subject to certain closing conditions, including: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Bancshares common stock as of the applicable record date; (ii) the receipt of certain regulatory approvals required from the Federal Reserve and the OCC without the imposition of a Burdensome Condition (as defined in the Merger Agreement); and (iii) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the other party’s performance in all material respects of its obligations contained in the Merger Agreement.

In addition, the obligation of Midland to consummate the Merger is further conditioned on (i) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company and (ii) certain conditions regarding (A) the continued employment of our Chief Executive Officer and Chief Operating Officer and (B) such officers’ compliance with obligations under the employment agreements entered into with MidFirst concurrently with the execution and delivery of the Merger Agreement.

Midland and Bancshares have made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, Bancshares and Midland have agreed to use their respective reasonable best efforts to obtain necessary regulatory approvals. In addition, Bancshares has agreed, among other things, to covenants relating to (i) the conduct of our business during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (ii) facilitating our stockholders’ consideration of, and voting upon, the adoption of the Merger Agreement and certain related matters as applicable, (iii) the recommendation by the board of directors of Bancshares (the “Board”) in favor of the adoption by our stockholders of the Merger Agreement and certain related matters as applicable and (iv) non-solicitation obligations relating to alternative business combination transactions, subject to certain exceptions to allow the Board to exercise its fiduciary duties as set forth in the Merger Agreement.

The Merger Agreement contains certain termination rights for both Midland and Bancshares, including if (i) the necessary regulatory approvals are denied or the consummation of the Merger is legally prohibited or enjoined, (ii) the Merger is not consummated by March 10, 2017, (iii) there has been a breach by the other party that is not cured such that the applicable closing conditions are not satisfied, or (iv) the approval of our stockholders is not obtained. Subject to certain conditions, Bancshares may terminate the Merger Agreement prior to stockholder approval of the Merger to enter into a transaction which constitutes a superior proposal. Upon termination of the Merger Agreement under specified circumstances, Bancshares may be required to pay Midland a termination fee of $4,500,000 or reimburse certain of Midland’s expenses up to $1,000,000 (which reimbursement will reduce, on a dollar for dollar basis, any termination fee subsequently payable by Bancshares).

Midland and Bancshares currently expect that the Merger will be completed during the second half of 2016 or sooner. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the Merger being completed at a different time or not at all. The Company recorded $861,000 in merger-related expenses during the three months ended March 31, 2016.

For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2016 and our preliminary proxy statement filed with the Commission on April 8, 2016. The description of the Merger Agreement and the Merger herein does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 2.1 to the Current Report filed on March 11, 2016.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses (“ALL”) and income taxes are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are summarized below. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

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

Summary of Financial Condition and Results of Operations

For the quarter ended March 31, 2016, the Company recorded net income of $273,000, or $0.03 per diluted share, compared to $315,000, or $0.03 per diluted share, for the same period last year. The decrease in net income during the three months ended March 31, 2016 as compared to the same period last year was primarily due to a $1.8 million increase in non-interest expenses, caused primarily by expenses of $861,000 and $268,000 incurred in connection with the proposed merger with Midland Financial Co. and the pre-effective registration statement that was filed with the U.S. Securities and Exchange Commission on September 25, 2015, respectively. The decrease in net income was partially offset by an increase in net interest income of $1.8 million, primarily resulting from an increase in the average balance of loans during the current quarter as compared to the same period last year.

Total assets at March 31, 2016 were $739.5 million, representing an increase of $7.5 million, or 1.0%, from $732.0 million at December 31, 2015. Cash and cash equivalents at March 31, 2016 were $52.4 million, representing a decrease of $2.2 million, or 4.0%, from $54.6 million at December 31, 2015. Loans increased by $10.7 million, from $598.4 million at December 31, 2015 to $609.2 million at March 31, 2016. Loan originations were $61.7 million during the quarter ended March 31, 2016, compared to $61.4 million during the same period last year. Prepayment speeds for the quarter ended March 31, 2016 were 15.9%, compared to 11.0% for the same period last year. Investment securities were $72.5 million at March 31, 2016, compared to $74.0 million at December 31, 2015, representing a decline of $1.5 million, or 2.0%. The weighted average life of our investment securities was 3.70 years and 3.85 years at March 31, 2016 and December 31, 2015, respectively.

Total liabilities at March 31, 2016 increased by $6.5 million, or 1.0%, to $673.5 million compared to $667.0 million at December 31, 2015. This increase is primarily due to a $56.8 million increase in deposits, partially offset by the repayment of a $50.0 million in overnight borrowing with the FHLB that was outstanding at December 31, 2015. Total core deposits, which includes non-interest bearing demand deposits, interest bearing demand deposits and money market deposits and savings, were $607.3 million and $550.4 million at March 31, 2016 and December 31, 2015, respectively, representing an increase of $56.9 million, or 10.3%.

Average interest earning assets increased $113.1 million, from $587.9 million for the three months ended March 31, 2015 to $701.0 million for the three months ended March 31, 2016. The increase in average interest earning assets was primarily due to a $149.1 million increase in average loans during the three months ended March 31, 2016 as compared to the same period last year. The weighted average interest rate on interest earning assets was 4.00% and 3.57% for the three months ended March 31, 2016 and 2015, respectively. The improvement in this rate was primarily attributable to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year, as well as a 14 basis point increase in our loan yield.

Average interest bearing deposits and borrowings increased $40.5 million, from $234.0 million for the three months ended March 31, 2015 to $274.6 million for the three months ended March 31, 2016. The increase in average interest bearing deposits and borrowings was primarily due to a $35.9 million increase in average interest bearing deposits during the three months ended March 31, 2016 as compared to the same period last year. The average cost of interest bearing deposits and borrowings was 0.29% during the three months ended March 31, 2016 compared to 0.27% for the same period last year.

At March 31, 2016, stockholders’ equity totaled $66.0 million, or 8.9% of total assets, as compared to $64.9 million, or 8.9% of total assets at December 31, 2015. The Company’s book value per share of common stock was $6.38 as of March 31, 2016, compared to $6.15 and $6.29 per share as of March 31, 2015 and December 31, 2015, respectively.

Set forth below are certain key financial performance ratios and other financial data for the period indicated:

	Three Months Ended March 31,
	2016	2015
Annualized return on average assets	0.15%	0.22%

Annualized return on average stockholders’ equity	1.67%	2.06%

Average stockholders’ equity to average assets	9.25%	10.44%

Net interest margin	3.89%	3.46%

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

The majority of the Company’s loans are indexed to the national prime rate. Movements in the national prime rate have a direct impact on the Company’s loan yield and interest income. The national prime rate, which generally follows the targeted federal funds rate, was 3.50% and 3.25% at March 31, 2016 and 2015, respectively. In December 2015, the targeted federal funds rate was increased from 0.00%-0.25% to 0.25%-0.50%. During the quarters ended March 31, 2016 and 2015, the targeted federal funds rate were 0.25%-0.50% and 0.00%-0.25%, respectively.

The Company, through its asset and liability management policies and practices, seeks to maximize net interest income without exposing the Company to a level of interest rate risk deemed excessive by management. Interest rate risk is managed by monitoring the pricing, maturity and re-pricing characteristics of all classes of interest bearing assets and liabilities.

During the quarter ended March 31, 2016, net interest income was $6.8 million compared to $5.0 million for the same period last year. The increase in net interest income was primarily attributable to a 41 basis point improvement in our net interest spread. This increase in net interest spread was due to increases in the average balances of our loan portfolio during the quarter ended March 31, 2016 as compared to the same period last year, as well as a 14 basis point increase in our loan yield. The average balance of our loan portfolio was $603.8 million during the quarter ended March 31, 2016, compared to $454.7 million for the same period last year.

The Company’s net interest spread was 3.71% for the three months ended March 31, 2016 compared to 3.30% for the same period last year.

The Company’s net interest margin was 3.89% for the quarter ended March 31, 2016, compared to 3.46% for the same period last year. The 43 basis point increase in net interest margin is primarily due to an increase in the average balance of loans relative to total average earning assets as compared to the same period last year, as well as a 14 basis point increase in our loan yield. The percentage of average loans to total average earning assets increased to 86.1% during the quarter ended March 31, 2016, compared to 77.3% during the same period last year.

The following table sets forth the average balances of certain assets, interest income/expense, average yields on interest earning assets, average rates paid on interest bearing liabilities, net interest margins and net interest income/spread for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016			2015
	Average	Interest		Average	Interest
(dollars in thousands)	Balance	Inc/Exp	Yield	Balance	Inc/Exp	Yield
Assets
Interest earning deposits at other financial institutions	$18,626	$23	0.50%	$49,792	$32	0.26%
U.S. Treasuries and Gov’t agencies	35,004	162	1.86%	26,365	123	1.89%
Corporate notes	—	—	—	2,295	8	1.33%
Residential mortgage-backed securities	38,624	169	1.75%	49,917	216	1.73%
Federal Reserve Bank stock	1,753	26	5.98%	1,655	25	6.00%
Federal Home Loan Bank stock	3,167	64	8.10%	3,167	57	7.27%
Loans (1) (2)	603,795	6,534	4.35%	454,663	4,717	4.21%
Earning assets	700,969	6,978	4.00%	587,854	5,178	3.57%
Other assets	9,773			7,303
Total assets	$710,742			$595,157
Liabilities & Equity
Interest checking (NOW)	$35,248	10	0.12%	$25,798	10	0.16%
Money market deposits and savings	169,410	102	0.24%	150,034	93	0.25%
CDs	47,760	27	0.23%	40,689	7	0.06%
Borrowings	22,144	57	1.04%	17,503	48	1.12%
Total interest bearing deposits and borrowings	274,562	196	0.29%	234,024	158	0.27%
Demand deposits	366,468			296,098
Other liabilities	3,990			2,901
Total liabilities	645,020			533,023
Equity	65,722			62,134
Total liabilities & equity	$710,742			$595,157

Net interest income / spread		$6,782	3.71%		$5,020	3.30%

Net interest margin			3.89%			3.46%

(1)

Before allowance for loan losses and net deferred loan fees and costs. Included in net interest income was net loan origination cost amortization of $17,000 and $6,000 for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes average non-accrual loans of $712,000 and $632,000 for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31, 2016 Compared to 2015 Increase (Decrease) Due to Changes in:
(in thousands)	Volume	Rate	Total
Interest income:
Interest earning deposits at other financial institutions	$(27)	$18	$(9)
U.S. Treasuries and Gov’t agencies	41	(2)	39
Corporate notes	(8)	—	(8)
Residential mortgage-backed securities	(49)	2	(47)
Federal Reserve Bank stock	1	—	1
Federal Home Loan Bank stock	—	7	7
Loans	1,644	173	1,817
Total increase in interest income	1,606	194	1,800
Interest expense:
Interest checking (NOW)	3	(3)	—
Money market deposits and savings	12	(3)	9
CDs	1	19	20
Borrowings	12	(3)	9
Total increase in interest expense	28	10	38
Net increase in net interest income	$1,578	$184	$1,762

Provision for Loan Losses

During the three months ended March 31, 2016, we recorded a provision for loan losses of $200,000, compared to $150,000 for the same period last year. Criticized and classified loans generally consist of special mention, substandard and doubtful loans. Special mention, substandard and doubtful loans were $172,000, $758,000 and none, respectively, at March 31, 2016, compared to $180,000, $1.3 million and none, respectively, at March 31, 2015. There were no loan charge-offs or recoveries during the quarter ended March 31, 2016, compared to $16,000 of net loan recoveries during the same period last year. At both March 31, 2016 and December 31, 2015, the ALL to total loans was 1.50%. Management will continue to closely monitor the adequacy of the ALL and will make adjustments as warranted. Management believes that the ALL as of March 31, 2016 and December 31, 2015 was adequate to absorb probable and inherent risks in the loan portfolio. The provision for loan losses was recorded based on an analysis of the factors discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan Losses.

As a percentage of our total loan portfolio, the amount of non-performing loans was 0.12% at both March 31, 2016 and December 31, 2015, respectively. As a percentage of our total assets, the amount of non-performing assets was 0.10% at both March 31, 2016 and December 31, 2015, respectively.

Non-Interest Income

Non-interest income was $198,000 for the quarter ended March 31, 2016, compared to $230,000 for the same period last year. There were no investment securities sold during the quarter ended March 31, 2016. During the quarter ended March 31, 2015, the Company sold $5.9 million of investment securities, recognizing gains of $75,000. With the exception of such gains, non-interest income primarily consists of customer related fee income.

Non-Interest Expense

Non-interest expense was $6.3 million for the quarter ended March 31, 2016, compared to $4.5 million for the same period last year. The increase in non-interest expense during the quarter ended March 31, 2016 as compared to the same period last year is primarily due to expenses of $861,000 and $268,000 incurred in connection with the proposed Merger with Midland and the registration statement on Form S-1 that was filed with the U.S. Securities and Exchange Commission on September 25, 2015, respectively.

Income Tax Provision

During the quarters ended March 31, 2016 and 2015, we recorded tax provisions of $209,000 and $246,000, respectively.

Financial Condition

Assets

Total assets at March 31, 2016 were $739.5 million, representing an increase of $7.5 million, or 1.0%, from $732.0 million at December 31, 2015. Cash and cash equivalents at March 31, 2016 were $52.4 million, representing a decrease of $2.2 million, or 4.0%, from $54.6 million at December 31, 2015. Loans increased by $10.7 million, from $598.4 million at December 31, 2015 to $609.2 million at March 31, 2016. Loan originations were $61.7 million during the quarter ended March 31, 2016, compared to $61.4 million during the same period last year. Prepayment speeds for the quarter ended March 31, 2016 were 15.9%, compared to 11.0% for the same period last year. Investment securities were $72.5 million at March 31, 2016, compared to $74.0 million at December 31, 2015, representing a decline of $1.5 million, or 2.0%. The weighted average life of our investment securities was 3.70 years and 3.85 years at March 31, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents totaled $52.4 million and $54.6 million at March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents are managed based upon liquidity needs by investing excess liquidity in higher yielding assets such as loans and investment securities. See the section “Liquidity and Asset/Liability Management” below.

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

At March 31, 2016, investment securities totaled $72.5 million compared to $74.0 million at December 31, 2015. The Company’s investment portfolio is primarily composed of residential mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and debt securities issued by Government Sponsored Agencies. The underlying loans for the mortgage-backed securities are residential mortgages that were primarily originated beginning in 2005 through the current period. These loans are geographically dispersed throughout the United States. At March 31, 2016 and December 31, 2015, the weighted average yield and weighted average life of these residential mortgage-backed securities were 1.78% and 1.79%, respectively, and 3.26 years and 3.36 years, respectively. At March 31, 2016 and December 31, 2015, the weighted average rate and weighted average life of debt securities issued by Government Sponsored Agencies were 1.88% and 1.88%, respectively, and 4.18 years and 4.43 years, respectively.

There were no securities sold during the three months ended March 31, 2016. During the quarter ended March 31, 2015, the Company sold $5.9 million, of investment securities, recognizing gains of $75,000. These gains were recorded in non-interest income within the unaudited Consolidated Statement of Operations and Comprehensive Income. In addition, the unrealized gain on investment securities increased to $875,000 at March 31, 2016, compared to $18,000 at December 31, 2015. We will continue to evaluate the Company’s investments and liquidity needs and will adjust the amount of investment securities accordingly.

Loans

Loans, net of the ALL and deferred loan origination costs/unearned fees, increased 1.8%, or $10.5 million, from $589.5 million at December 31, 2015 to $600.0 million at March 31, 2016. As of March 31, 2016 and December 31, 2015, total loans outstanding totaled $609.2 million and $598.4 million, respectively. Loan originations were $61.7 million during the three months ended March 31, 2016, compared to $61.4 million during the same period last year. Prepayment speeds for the three months ended March 31, 2016 were 15.9%, compared to 11.0% for the same period last year.

As of March 31, 2016 and December 31, 2015, substantially all of the Company’s loan customers were located in Southern California.

Non-Performing Assets

The following table sets forth non-accrual loans and other real estate owned at March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual loans:
Commercial	$712	$712
Total non-accrual loans	712	712
Total non-performing assets	$712	$712

Non-performing assets to gross loans and OREO	0.12%	0.12%
Non-performing assets to total assets	0.10%	0.10%

Non-accrual loans totaled $712,000 at both March 31, 2016 and December 31, 2015. There were no accruing loans past due 90 days or more at March 31, 2016 and December 31, 2015. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms was $9,000 and $8,000 for the three months ended March 31, 2016 and 2015, respectively.

At both March 31, 2016 and December 31, 2015, non-accrual loans consisted of three commercial loans totaling $712,000.

At March 31, 2016 and December 31, 2015, the recorded investment in impaired loans was $758,000 and $759,000, respectively. At both March 31, 2016 and December 31, 2015, the Company had a specific allowance for loan losses of $35,000 on impaired loans of $140,000. There were $618,000 and $619,000 of impaired loans with no specific allowance for loan losses at March 31, 2016 and December 31, 2015, respectively. The average outstanding balance of impaired loans for the three months ended March 31, 2016 was $759,000, compared to $681,000 for the same period last year. At both March 31, 2016 and December 31, 2015, there were $712,000 of impaired loans on non-accrual status. During both the three months ended March 31, 2016 and 2015, interest income recognized on impaired loans subsequent to their classification as impaired was to $1,000. The Company stops accruing interest on these loans on the date they are classified as non-accrual and reverses any uncollected interest that had been previously accrued as income. The Company may begin recognizing interest income on these loans as cash interest payments are received, if collection of principal is reasonably assured.

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

In addition, regulatory agencies, as a part of their examination process, periodically review the Bank’s ALL, and may require the Bank to take additional provisions to increase the ALL based on their judgment about information available to them at the time of their examinations. No assurance can be given that adverse future economic conditions or other factors will not lead to increased delinquent loans, further provisions for loan losses and/or charge-offs. Alternatively, no assurance can be given that future economic conditions or other factors will not lead to a decline in delinquent loans, which could result in a reversal of provision for loan losses and/or loan recoveries. Management believes that the ALL as of March 31, 2016 and December 31, 2015 was adequate to absorb probable incurred credit losses inherent in the loan portfolio.

The following is a summary of the activity for the ALL for the three months ended March 31, 2016 and 2015:

(in thousands)	Commercial	Commercial Real Estate	Residential	Land and Construction	Consumer and Other	Total
Three Months Ended March 31, 2016:
Allowance for loan losses:
Beginning balance	$1,807	$4,580	$907	$1,146	$521	$8,961
Provision for loan losses	—	115	(15)	100	—	200
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Ending balance	$1,807	$4,695	$892	$1,246	$521	$9,161
Three Months Ended March 31, 2015:
Allowance for loan losses:
Beginning balance	$1,752	$3,825	$747	$816	$459	$7,599
Provision for loan losses	—	—	10	100	40	150
Charge-offs	—	—	—	—	—	—
Recoveries	16	—	—	—	—	16
Ending balance	$1,768	$3,825	$757	$916	$499	$7,765

There were no loans acquired with deteriorated credit quality during the three months ended March 31, 2016 and 2015.

The ALL was $9.2 million, or 1.50% of our total loan portfolio, at March 31, 2016, compared to $9.0 million, or 1.50% of our total loan portfolio, at December 31, 2015. At both March 31, 2016 and December 31, 2015, our non-performing loans were $712,000, respectively. The ratio of our ALL to non-performing loans was 1,287.28% and 1,259.18% at March 31, 2016 and December 31, 2015, respectively. In addition, our ratio of non-performing loans to total loans was 0.12% at both March 31, 2016 and December 31, 2015, respectively. The ALL is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans, as well as specific reserves and charge-off activities. The remaining portion of our ALL is allocated to our performing loans based on the quantitative and qualitative factors discussed above.

Deferred Tax Asset

At March 31, 2016 and December 31, 2015, we had a net deferred tax asset of $4.2 million and $4.6 million, respectively. Our net deferred tax asset primarily consists of deferred tax assets related to the allowance for loan losses and equity compensation.

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

At March 31, 2016, total deposits were $655.0 million compared to $598.2 million at December 31, 2015, representing an increase of 9.5%, or $56.8 million. Total core deposits, which include non-interest bearing demand deposits, interest bearing demand deposits, and money market deposits and savings, were $607.3 million and $550.4 million at March 31, 2016 and December 31, 2015, respectively. Non-interest bearing deposits represent 58.6% of total deposits at March 31, 2016, compared to 60.6% at December 31, 2015.

The following table reflects a summary of deposit categories by dollar and percentage at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Non-interest bearing demand deposits	$383,486	58.6%	$362,451	60.6%
Interest bearing checking	36,385	5.5%	32,406	5.4%
Money market deposits and savings	187,381	28.6%	155,572	26.0%
Certificates of deposit	47,705	7.3%	47,748	8.0%
Total	$654,957	100.0%	$598,177	100.0%

At March 31, 2016, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.0% of total deposits. The deposits outstanding at March 31, 2016 are scheduled to mature in the second quarter of 2016. The Company intends to renew each of these deposits at maturity. However, there can be no assurance that the State of California Treasurer’s Office will continue to maintain deposit accounts with the Company. At December 31, 2015, the Company had two certificates of deposit with the State of California Treasurer’s Office for a total of $46.0 million, which represented 7.7% of total deposits. The Company was required to pledge $50.6 million of investment securities at both March 31, 2016 and December 31, 2015, in connection with these certificates of deposit. For further information on the Company’s certificates of deposit with the State of California Treasurer’s Office, see Part I, Item 1. Financial Statements - Note 7 “Deposits.”

The aggregate amount of certificates of deposit of $100,000 or more was $47.1 million at both March 31, 2016 and December 31, 2015.

Scheduled maturities of certificates of deposit in amounts of $100,000 or more at March 31, 2016, including deposit accounts with the State of California Treasurer’s Office and CDARS were as follows:

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

The liquidity ratio (the sum of cash and cash equivalents and available for sale investments, excluding amounts required to be pledged and operating requirements, divided by total assets) was 10.1% at both March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, the Company had a borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB of $183.0 million and $180.0 million, respectively. The Company had $15.0 million of long-term borrowings outstanding under this borrowing/credit facility with the FHLB at both March 31, 2016 and December 31, 2015. The Company had no overnight borrowings outstanding under this borrowing/credit facility at March 31, 2016. During the three months ended March 31, 2016, the Company had an average short-term borrowing balance of $4.0 million under this credit facility, incurring $6,000 in interest expense during this period. At December 31, 2015, the Company had a $50.0 million overnight borrowing outstanding under this borrowing/credit facility at an interest rate of 0.27%. The Company did not incur any material interest expense in connection with this borrowing and it was repaid in January 2016.

The following table summarizes the outstanding long-term borrowings under the borrowing/credit facility secured by a blanket lien on eligible loans at the FHLB at March 31, 2016 and December 31, 2015 (dollars in thousands):

Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
May 23, 2016	2.07%	2,500	2,500
December 29, 2016	1.38%	5,000	5,000
December 30, 2016	1.25%	2,500	2,500
May 2, 2018	0.93%	5,000	5,000
	Total	$15,000	$15,000

At March 31, 2016 and December 31, 2015, the Company also had $27.0 million in Federal fund lines of credit available with other correspondent banks that could be used to disburse loan commitments and to satisfy demands for deposit withdrawals. Each of these lines of credit is subject to conditions that the Company may not be able to meet at the time when additional liquidity is needed. As of both March 31, 2016 and December 31, 2015, the Company had pledged $2.3 million, of investments related to these lines of credit.

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

Capital Expenditures

As of March 31, 2016, the Company was not subject to any material commitments for capital expenditures.

Capital Resources

At March 31, 2016, the Company had total stockholders’ equity of $66.0 million, which included $127,000 in common stock, $75.7 million in additional paid-in capital, $1.2 million in retained earnings, $515,000 in accumulated other comprehensive income, and $11.5 million in treasury stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 and common equity Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of March 31, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2015, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To generally be categorized as a “well-capitalized” financial institution, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank’s categorization.

The Company’s and the Bank’s capital ratios as of March 31, 2016 and December 31, 2015 are presented in the table below:

	Company		Bank		For Capital Adequacy Purposes		For the Bank to be “Well- Capitalized” Under Prompt Corrective Measures
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total Risk-Based Capital Ratio	$73,675	11.20%	$73,173	11.13%	$52,618	8.00%	$65,772	10.00%
Tier 1 Risk-Based Capital Ratio	$65,437	9.95%	$64,935	9.87%	$39,464	6.00%	$52,618	8.00%
Common Equity Tier 1 Capital Ratio	$65,437	9.95%	$64,935	9.87%	$29,598	4.50%	$42,752	6.50%
Tier 1 Leverage Ratio	$65,437	9.22%	$64,935	9.14%	$28,401	4.00%	$35,523	5.00%
December 31, 2015:
Total Risk-Based Capital Ratio	$73,029	11.24%	$72,520	11.16%	$51,992	8.00%	$64,989	10.00%
Tier 1 Risk-Based Capital Ratio	$64,891	9.98%	$64,381	9.91%	$38,994	6.00%	$51,991	8.00%
Common Equity Tier 1 Capital Ratio	$64,891	9.98%	$64,381	9.91%	$29,245	4.50%	$42,243	6.50%
Tier 1 Leverage Ratio	$64,891	9.00%	$64,381	8.92%	$28,852	4.00%	$36,078	5.00%

On July 2, 2013, the Federal Reserve approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5%. The new rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios that will be phased in from 2016 to 2019 and must be met to avoid limitations the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. During 2016, the phased-in portion of the capital conservation buffer is 0.625%. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments, excluding trust preferred securities, mortgage servicing rights and certain deferred tax assets, and including unrealized gains and losses on available for sale debt and equity securities. On July 9, 2013, the FDIC and OCC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC and OCC's rules are identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules commenced for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. For capital adequacy purposes, the capital ratios of the Company and the Bank would currently be in compliance with the capital conservation buffer discussed above assuming the 2.5% capital conservation buffer was fully phased in as of March 31, 2016. Management will continue to closely monitor these ratios throughout the phase in period and beyond, and intends to take appropriate action, if necessary, to ensure that as the additional requirements are phased in that the BCBS capital guidelines are satisfied. Appropriate actions may include accessing capital markets, the disposition of assets, as well as other actions deemed necessary at that time.

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

(in thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$160,674	$159,855
Commitments to extend credit to directors and officers (undisbursed amount)	$662	$380
Standby/commercial letters of credit	$3,090	$3,245
Guarantees on revolving credit card limits	$731	$671
Outstanding credit card balances	$105	$82

The Company maintains an allowance for unfunded commitments, based on the level and quality of the Company’s undisbursed loan funds, which comprises the majority of the Company’s off-balance sheet risk. As of March 31, 2016 and December 31, 2015, the allowance for unfunded commitments was $395,000 and $345,000, respectively, which represented 0.24% and 0.21% of the undisbursed commitments and letters of credit, respectively.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On May 3, 2016, a putative stockholder class action lawsuit, captioned Dean Drulias v. 1st Century Bancshares, Inc. et. al, Case No. 16CV294673, was filed in the Superior Court of the State of California in and for the County of Santa Clara in connection with the proposed Merger between the Company and Midland (the “Drulias Action”). The Drulias Action alleges, among other things, that the members of the Company’s board of directors breached their fiduciary duties by causing the Company to agree to the Merger based on the individual interests of such directors as opposed to the best interests of the Company’s stockholders. The Drulias Action also alleges that the Company and the Company’s board of directors failed to disclose material information in the preliminary proxy statement filed with the Securities and Exchange Commission in connection with the Merger. The plaintiff in this action seeks, among other things, declaratory and injunctive relief, compensatory and/or rescissory damages, interest, attorney’s fees, expert fees and other costs, and other relief. At this stage, it is not possible to predict the outcome of the proceedings or their impact on the Company or the Merger.

In the ordinary course of operations, the Company may be party to various other legal proceedings.

Item 1A.	Risk Factors

Other than the additional risk factors set forth below related to the Merger with Midland, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also materially and adversely affect the Company’s business, financial condition or results of operations.

The proposed Merger is subject to a number of conditions precedent, including stockholder approval, the receipt of certain regulatory approvals required from the Federal Reserve and the OCC without the imposition of a Burdensome Condition (as defined in the Merger Agreement) and certain conditions regarding the continued employment of and compliance with obligations under the employment agreements entered into with MidFirst by the Company’s Chief Executive Officer and Chief Operating Officer, that, if not satisfied or not satisfied in a timely manner, could delay or prevent the consummation of the proposed Merger.

Among other things, the Merger Agreement must be adopted by the affirmative vote by the holders of a majority of the outstanding shares entitled to vote on the proposal at a stockholders’ meeting duly called and held for such purpose. Although we intend to call a special meeting of stockholders to consider and vote on the adoption of the Merger Agreement, stockholders could seek to enjoin the meeting. Even if such stockholder meeting is ultimately held, there is no guarantee that our stockholders will adopt the Merger Agreement by the requisite vote at such meeting, or at all.

In addition, before the proposed Merger may be consummated, certain regulatory approvals required from the Federal Reserve and the OCC must be obtained and all statutory waiting periods in respect thereof must have expired without the imposition of a Burdensome Condition (as defined in the Merger Agreement). There can be no assurance that these regulatory approvals, or any other regulatory approvals that might be required to consummate the proposed Merger, will be obtained and, if obtained, there can be no assurance as to the timing of any approvals or the ability to obtain the approvals on satisfactory terms. If the proposed Merger does not receive, or timely receive, the required regulatory approvals, or if another event occurs delaying or preventing the proposed Merger, such delay or failure to complete the proposed Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.

In addition, the obligation of Midland to consummate the proposed Merger is further subject to the satisfaction or waiver of certain conditions regarding the continued employment of the Company’s Chief Executive Officer and Chief Operating Officer and such officers’ compliance with obligations under the employment agreements entered into with MidFirst concurrently with the execution and delivery of the Merger Agreement. If these employees cease to be employed by the Company for any reason, including for reasons that are not within our control, or if these employees fail to comply with the obligations under the employment agreements, the consummation of the proposed Merger may be prevented, materially delayed or materially impaired.

Under the terms of the Merger Agreement, the consummation of the Merger is also subject to other customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, materially delay or materially impair the consummation of the proposed Merger. It is also possible that a fact, circumstance, event, change, effect, development or occurrence since the date of the Merger Agreement may result in a Company Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company, the non-occurrence of which is a condition to the consummation of the proposed Merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied.

The consideration to be paid under the Merger Agreement will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our stock price.

The consideration to be paid to holders of our common stock under the Merger Agreement will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the proposed Merger, there would be no adjustment to the amount of the consideration to be paid to holders of our common stock under the Merger Agreement.

Termination of the Merger Agreement could negatively impact us.

If the proposed Merger is not consummated for any reason, we may be adversely affected and would be subject to a number of risks, including the following:

●	We may experience negative reactions from the financial markets, including negative impacts on our stock price;

●	We may experience negative reactions from our stockholders, employees, customers, lenders, suppliers, borrowers and other business partners; and

●	We may be required to pay certain fees and/or costs relating to the proposed Merger, whether or not the proposed Merger is consummated, including, in some cases, a termination fee.

While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed Merger is consummated, the proposed Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger, and these uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the proposed Merger. Furthermore, we cannot predict how our customers, lenders, suppliers, borrowers and other business partners will view or react to the proposed Merger. If we are unable to reassure our customers, lenders, suppliers, borrowers and other business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

The preparations for integration between Midland and the Company have occupied and we expect will occupy a significant time commitment from many of our employees and on our internal resources. If, despite our efforts, key personnel depart because of these or other reasons, our business and results of operations may be adversely affected. In addition, whether or not the proposed Merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the proposed Merger and also restricts us from taking certain actions with respect to our business without Midland’s consent. Such restrictions will be in place until either the proposed Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the proposed Merger. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

In the event that the proposed Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed Merger may not be satisfied, as described above. If the proposed Merger is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger. For these and other reasons, not consummating the proposed Merger could adversely affect our financial condition and results of operations. Furthermore, if we do not consummate the proposed Merger, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the proposed Merger will be consummated. Certain costs associated with the proposed Merger have already been incurred or may be payable even if the proposed Merger is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, lenders, suppliers, borrowers and employees or recruiting and retention efforts, could occur in the event of a failed Merger.

Our directors and officers have interests in the merger different from the interests of other stockholders.

Our executive officers and directors have interests in the proposed Merger that are different from, or in addition to, the interests of our stockholders generally. These interests include (i) the accelerated vesting and payment of Bancshares restricted shares; (ii) certain severance and other separation benefits that may be payable upon termination of employment following the consummation of the proposed Merger pursuant to new employment arrangements that certain executive officers have entered into with MidFirst in connection with the Merger; and (iii) entitlement to continued indemnification, expense advancement and insurance coverage under the Merger Agreement.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire 1st Century.

The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to Bancshares that might result in greater value to our stockholders than the proposed Merger. These provisions include a general prohibition on soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. In addition, upon termination of the Merger Agreement in certain circumstances, we may be required to pay Midland a termination fee of $4,500,000. Furthermore, certain directors and executive officers of Bancshares, who collectively own approximately 21.5% of the outstanding shares, have entered into a voting agreement with Midland. The voting agreement, among other things, requires such stockholders to vote all of their shares in favor of adoption of the Merger Agreement and against alternative transactions, as long as the Merger Agreement has not been terminated.

Stockholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of the currently pending or any future stockholder litigation in connection with the proposed Merger. Such litigation may adversely affect our ability to complete the proposed Merger. Such litigation could also have an adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1

Agreement and Plan of Merger, dated March 10, 2016, by and among Midland Financial Co., MC 2016 Corp., and 1st Century Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to 1st Century Bancshares, Inc.’s Current Report on Form 8-K filed on March 11, 2016).*

3.1	Bylaws of 1st Century Bancshares, Inc., as amended on March 10, 2016 (incorporated by reference to Exhibit 3.1 to 1st Century Bancshares, Inc.’s Current Report on Form 8-K filed on March 11, 2016).

31.1	Principal Executive Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Principal Financial Officer Certification required under Section 302 of the Sarbanes—Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer Certification required under Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  Bancshares agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request; provided, however, that Bancshares may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST CENTURY BANCSHARES, INC.

Date: May 5, 2016	By:	/s/ Alan I. Rothenberg.
Alan I. Rothenberg
Chairman and Chief Executive Officer

Date: May 5, 2016	By:	/s/ Bradley S. Satenberg.
Bradley S. Satenberg
Executive Vice President and Chief Financial Officer